Form 10-K
period 2016-12-31
HollyFrontier Corp
filed 2017-02-22
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $3.8 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
177,360,162 shares of Common Stock, par value $.01 per share, were outstanding on February 17, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 11, 2017, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference in Part III.

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

•
our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations, including Petro-Canada Lubricants Inc.;

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

As of December 31, 2016, we:

•
owned and operated a petroleum refinery in El Dorado, Kansas (the "El Dorado Refinery"), two refinery facilities located in Tulsa, Oklahoma (collectively, the "Tulsa Refineries"), a refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery located in Cheyenne, Wyoming (the "Cheyenne Refinery") and a refinery in Woods Cross, Utah (the “Woods Cross Refinery”);

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma;

•	owned a 37% interest in HEP, which includes our 2% general partner interest.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”) that closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

PCLI is located in Mississauga, Ontario and is the largest producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity, and is the only North American producer of high margin Group III base oils. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide. The acquisition brings HollyFrontier industry-leading product innovation and research and development capabilities, a global sales and distribution network and a strong brand portfolio recognized globally. With this transaction, we have also acquired a perpetual exclusive license to use the Petro-Canada trademark in association with the lubricant products. With the addition of PCLI, HollyFrontier becomes the fourth largest lubricants producer in North America with a capacity of 28,000 BPD, approximately 10% of North American production.

HEP is a consolidated variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed between 2012 and 2016 can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

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

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountain regions of the United States. We own and operate five complex refineries having a combined crude oil processing capacity of 457,000 barrels per stream day. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products. For 2016, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 52%, 35%, 4% and 3%, respectively, of our total refinery sales volumes.

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

	Years Ended December 31,
	2016	2015	2014
Consolidated
Crude charge (BPD) (1)	423,910	432,560	406,180
Refinery throughput (BPD) (2)	457,480	463,580	436,400
Refinery production (BPD) (3)	442,110	446,560	425,010
Sales of produced refined products (BPD)	435,420	438,000	420,990
Sales of refined products (BPD) (4)	464,980	488,350	461,640
Refinery utilization (5)	92.8%	97.6%	91.7%

Average per produced barrel (6)
Net sales	$58.02	$71.32	$110.19
Cost of products (7)	49.64	55.25	96.21
Refinery gross margin (8)	8.38	16.07	13.98
Refinery operating expenses (9)	5.57	5.71	6.38
Net operating margin (8)	$2.81	$10.36	$7.60

Refinery operating expenses per throughput barrel (10)	$5.30	$5.39	$6.16

Feedstocks:
Sweet crude oil	48%	51%	53%
Sour crude oil	26%	25%	23%
Heavy sour crude oil	16%	15%	15%
Black wax crude oil	3%	2%	2%
Other feedstocks and blends	7%	7%	7%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

Table of Content

(8)
Excludes lower of cost or market inventory valuation adjustments that increased refinery gross margin by $291.9 million for the year ended December 31, 2016 and decreased refinery gross margin by $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Principal Products and Customers
Set forth below is information regarding our principal products.

	Years Ended December 31,
	2016	2015	2014
Consolidated
Sales of produced refined products:
Gasolines	52%	52%	50%
Diesel fuels	35%	35%	34%
Jet fuels	4%	4%	4%
Fuel oil	2%	1%	2%
Asphalt	2%	2%	3%
Lubricants	3%	3%	2%
LPG and other	2%	3%	5%
Total	100%	100%	100%

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

Mid-Continent Region (El Dorado and Tulsa Refineries)

Facilities
The El Dorado Refinery is a high-complexity coking refinery with a 135,000 barrels per stream day processing capacity and the ability to process significant volumes of heavy and sour crudes. The integrated refining processes at the Tulsa West and East refinery facilities provide us with a highly complex refining operation having a combined crude processing rate of approximately 125,000 barrels per stream day. For 2016, gasoline, diesel fuel, jet fuel and specialty lubricants (excluding volumes purchased for resale) represented 50%, 33%, 7% and 5%, respectively, of our Mid-Continent sales volumes.

Table of Content

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2016	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	262,170	263,340	243,240
Refinery throughput (BPD) (2)	280,920	277,260	255,020
Refinery production (BPD) (3)	269,840	266,170	249,350
Sales of produced refined products (BPD)	261,200	258,420	245,600
Sales of refined products (BPD) (4)	285,080	295,470	273,630
Refinery utilization (5)	100.8%	101.3%	93.6%

Average per produced barrel (6)
Net sales	$58.14	$72.33	$110.79
Cost of products (7)	50.17	56.88	98.39
Refinery gross margin (8)	7.97	15.45	12.40
Refinery operating expenses (9)	4.69	4.95	5.73
Net operating margin (8)	$3.28	$10.50	$6.67

Refinery operating expenses per throughput barrel (10)	$4.36	$4.61	$5.52

	Years Ended December 31,
	2016	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	58%	59%	71%
Sour crude oil	18%	21%	11%
Heavy sour crude oil	17%	15%	14%
Other feedstocks and blends	7%	5%	4%
Total	100%	100%	100%

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

We have an offtake agreement through November 2019 with an affiliate of Sinclair whereby Sinclair purchases 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. Upon expiration, the offtake agreement can be renewed by Sinclair for an additional five-year term. For the year ended December 31, 2016, sales to Sinclair represented approximately 26% of the Tulsa Refineries' total sales and 9% of our total consolidated sales.

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

For the year ended December 31, 2016, sales to Shell Oil represented approximately 10% of our Mid-Continent refineries' total sales and 10% of our total consolidated sales. We have a sales agreement with an affiliate of Shell Oil under which Shell Oil purchases gasoline and diesel production of the El Dorado Refinery and Tulsa Refineries at market prices through October 2018 primarily to support its branded marketing network.

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

Principal Products
Set forth below is information regarding the principal products produced at our El Dorado and Tulsa Refineries:

	Years Ended December 31,
	2016	2015	2014
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	50%	50%	47%
Diesel fuels	33%	33%	33%
Jet fuels	7%	7%	7%
Fuel oil	1%	1%	1%
Asphalt	2%	2%	3%
Lubricants	5%	4%	4%
LPG and other	2%	3%	5%
Total	100%	100%	100%

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

Southwest Region (Navajo Refinery)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. For 2016, gasoline and diesel fuel (excluding volumes purchased for resale) represented 54% and 40%, respectively, of our Southwest sales volumes.

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2016	2015	2014
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	98,090	100,450	98,120
Refinery throughput (BPD) (2)	107,690	111,840	110,250
Refinery production (BPD) (3)	106,460	110,210	107,520
Sales of produced refined products (BPD)	108,280	111,580	106,870
Sales of refined products (BPD) (4)	110,740	119,560	115,620
Refinery utilization (5)	98.1%	100.5%	98.1%

Average per produced barrel (6)
Net sales	$57.87	$69.76	$110.54
Cost of products (7)	48.68	53.57	94.58
Refinery gross margin (8)	9.19	16.19	15.96
Refinery operating expenses (9)	4.72	4.92	5.43
Net operating margin (8)	$4.47	$11.27	$10.53

Refinery operating expenses per throughput barrel (10)	$4.75	$4.91	$5.26

Feedstocks:
Sweet crude oil	28%	36%	13%
Sour crude oil	63%	54%	74%
Heavy sour crude oil	—%	—%	2%
Other feedstocks and blends	9%	10%	11%
Total	100%	100%	100%

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

We use a common carrier pipeline out of El Paso to serve the Albuquerque market. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2026, and HEP has options to renew for one additional ten-year period. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Moriarty, which is 40 miles east of Albuquerque. This facility permits us to ship light products to the Albuquerque and Santa Fe, New Mexico areas. In addition, we serve southern Colorado and northern Arizona primarily out of a terminal in Bloomfield, New Mexico, which is owned by Western Refining.

Principal Products
Set forth below is information regarding the principal products produced at our Navajo Refinery:

	Years Ended December 31,
	2016	2015	2014
Southwest Region (Navajo Refinery)
Sales of produced refined products:
Gasolines	54%	55%	54%
Diesel fuels	40%	39%	38%
Fuel oil	3%	2%	4%
Asphalt	1%	1%	1%
LPG and other	2%	3%	3%
Total	100%	100%	100%

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

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)

Facilities
The Cheyenne and the Woods Cross Refineries have crude oil processing capacities of 52,000 and 45,000 barrels per stream day, respectively. The Cheyenne Refinery processes heavy Canadian crudes as well as local sweet crudes such as that produced from the Bakken shale and similar resources. The Woods Cross Refinery processes regional sweet and black wax crude as well as Canadian sour crude oils into high-value light products. For 2016, gasoline and diesel fuel (excluding volumes purchased for resale) represented 60% and 33%, respectively, of our Rocky Mountain sales volumes.

The following table sets forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2016	2015	2014
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	63,650	68,770	64,820
Refinery throughput (BPD) (2)	68,870	74,480	71,130
Refinery production (BPD) (3)	65,810	70,180	68,140
Sales of produced refined products (BPD)	65,940	68,000	68,520
Sales of refined products (BPD) (4)	69,160	73,320	72,390
Refinery utilization (5)	65.6%	82.9%	78.1%

Average per produced barrel (6)
Net sales	$57.80	$70.05	$107.51
Cost of products (7)	49.13	51.80	90.95
Refinery gross margin (8)	8.67	18.25	16.56
Refinery operating expenses (9)	10.45	9.89	10.20
Net operating margin (8)	$(1.78)	$8.36	$6.36

Refinery operating expenses per throughput barrel (10)	$10.01	$9.03	$9.83

Feedstocks:
Sweet crude oil	39%	42%	44%
Sour crude oil	—%	—%	2%
Heavy sour crude oil	35%	37%	30%
Black wax crude oil	18%	13%	15%
Other feedstocks and blends	8%	8%	9%
Total	100%	100%	100%

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

Table of Content

The Woods Cross Refinery facility is located on a 200-acre site and is a fully integrated refinery with crude distillation, solvent deasphalter, FCC, HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery and product blending units. The operating units at the Woods Cross Refinery include newly constructed units, older units that have been relocated from other facilities, upgraded and re-erected in Woods Cross, and units that have been operating as part of the Woods Cross facility (with periodic major maintenance) for many years, in some very limited cases since before 1950. The facility typically processes or blends an additional 2,000 BPSD of natural gasoline, butane and gas oil over its 45,000 BPSD capacity.

We have recently curtailed production at the Woods Cross refinery due to insufficient crude supply provided by the Plains Rocky Mountain Pipeline. We are unable to predict the duration of the supply disruption at this time, but are considering alternative solutions and working with Plains and others to rectify the situation.

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

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015, and dismissed the project opponents’ arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency’s decision to uphold the permit and dismiss the project opponents’ arguments. On August 4, 2016, the Utah Court of Appeals transferred the case to the Utah Supreme Court. The Utah Supreme Court established a supplemental briefing schedule, which ran through October 2016. Oral argument took place on December 14, 2016 and focused primarily on alleged procedural defects in the Petitioner’s appeal. The Court took the matter under advisement and will issue a written decision. Our continued use of the expansion project facilities is subject to the Woods Cross Refinery successfully defending the Approval Order on appeal at the Utah Court of Appeals.

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

Utah Market
The Woods Cross Refinery's primary market is Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. In addition to our Woods Cross Refinery, local area refiners include Chevron, Tesoro, Big West and Silver Eagle. Other refiners that ship into the Woods Cross market via the Pioneer Pipeline include Sinclair, ExxonMobil, CHS and Phillips 66. We estimate the four local refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 165,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and Phillips 66. Approximately 40% - 45% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillips 66 branded marketers under a long-term supply agreement.

Table of Content

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

Principal Products
Set forth below is information regarding the principal products produced at our Cheyenne and Woods Cross Refineries:

	Years Ended December 31,
	2016	2015	2014
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of produced refined products:
Gasolines	60%	57%	56%
Diesel fuels	33%	36%	33%
Fuel oil	2%	3%	1%
Asphalt	3%	2%	5%
LPG and other	2%	2%	5%
Total	100%	100%	100%

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

Table of Content

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

HEP's recent acquisitions (2012 through present) are summarized below:

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

Cheyenne Pipeline
On June 3, 2016, HEP acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie, Wyoming to Cheyenne, Wyoming and has an 80,000 BPD capacity.

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

Magellan Asset Exchange
On February 22, 2016, we obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Under the agreement, we will be charged tariffs based on the volumes of refined product processed. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies our El Dorado Refinery with crude oil.
Also on February 22, 2016, we contributed the 50% membership interest in Osage to HEP, and in exchange received HEP's El Paso terminal. Pursuant to this exchange, HEP agreed to build two connections to Magellan Midstream's El Paso terminal. In addition, HEP agreed to become operator of the Osage Pipeline.

El Dorado Asset Transaction
On November 1, 2015, HEP acquired from us newly constructed naphtha fractionation and hydrogen generation units at our El Dorado Refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments that provide minimum annualized payments to HEP of $15.1 million.

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Aspen LLC (previously known as Frontier Pipeline Company), owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah and has a 72,000 BPD capacity, and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

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

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of December 31, 2016, these agreements result in minimum annualized payments to HEP of $321.0 million.

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

As of December 31, 2016, HEP's assets include:

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

•
a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas;

•	a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming;

•	a 50% interest in the Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline; and

•
a 25% interest in the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via Plains Rocky Mountain Pipeline.

Table of Content

Refined Product Terminals and Refinery Tankage

•
three refined product terminals located in Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 600,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;

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

•	on-site crude oil tankage at our Tulsa, El Dorado, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,350,000 barrels;

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,800,000 barrels;

•	eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,200,000 barrels that primarily serve our El Dorado Refinery;

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels; and

•	a 50% interest in Frontier Pipeline's tankage with an aggregate capacity of approximately 72,000 barrels.

Refinery Processing Units

•	a naphtha fractionation tower at our El Dorado Refinery, with a capacity of 50,000 BPD of desulfurized naphtha;

•	a hydrogen generation unit at our El Dorado Refinery, with a capacity of 6.1 million standard cubic feet per day of natural gas.

•	a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchangers, at our Woods Cross Refinery, with a feedstock capacity of 15,000 BPD of crude oil;

•	An FCC unit at our Woods Cross Refinery, which converts crude oil to high-value refined products such as gasoline, diesel and liquefied petroleum gases, with a capacity of 8,000 BPD; and

•	a polymerization unit at our Woods Cross Refinery, that uses the output of the fluid cracking unit and converts them into gasoline blendstock, with a capacity of 2,500 BPD.

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

Employees and Labor Relations
As of December 31, 2016, we had 2,676 employees, of which 908 are currently covered by collective bargaining agreements having various expiration dates between 2017 and 2020. We consider our employee relations to be good.

Table of Content

Environmental Regulation
Refinery and pipeline operations are subject to numerous federal, state, provincial and local laws regulating the discharge of substances into the environment or otherwise relating to the protection of the environment. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related facilities, which can result in the imposition of costly reporting and maintenance obligations, and these permits and authorizations are subject to revocation, modification and renewal. Over the years, there have been ongoing communications, including notices of violations, about environmental matters between us and governmental authorities, some of which have resulted or will result in changes to operating procedures and in capital expenditures. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, the results of our operations, and our capital requirements.

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

Clean Air Act - Our operations and many of the products we manufacture are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our refineries require capital expenditures for the installation of certain air pollution control devices. Additionally, the EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. Also, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, such as the performance requirements for flares, while other aspects of the rule require compliance to be achieved at a sooner date. In July 2016, the EPA issued a final rule providing refiners an additional 18 months to comply with a small subset of the rules related to air emissions resulting from startup, shutdown and maintenance events. More recently, in December 2016, the EPA granted petitions for reconsideration from industry and environmental organizations on aspects of the rule related to work practice standards for certain process units and equipment, as well as fence line monitoring requirements. To date, EPA has not published revised rules. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

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

Table of Content

In November 2016, the EPA issued final volume requirements and associated percentage standards under the RFS2 for cellulosic biofuel, advanced biofuel, and total renewable fuel for 2017 and the biomass-based diesel requirement for 2018. The final rule increases the total renewable fuel volume by 6 percent from 2016 to 2017. While these volume mandates are generally lower than the statutory mandates, they represent a slight increase over the volumes initially proposed by the EPA for this three-year period and such volume mandates could be increased in the future. There continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS2 mandates. It is possible we could find ourselves unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and would, therefore, have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS2 requirements. However, if any of the RINs purchased by us on the open market are subsequently found by EPA to be invalid, we could secure significant costs, penalties, or other liabilities in connection with replacing any invalid RINs.

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

EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit programs and may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this does not impose any limits or controls on GHG emissions from current operations, GHG emission increases from future projects or operational changes, such as capacity increases, may be impacted and required to meet emission limits or technological requirements pertaining to GHG emissions, such as BACT. Severe limitations on GHG emissions could also adversely affect demand for the gasoline that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

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

Table of Content

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons, including the current and past owner or operator of the disposal site or sites from which there is a release of a “hazardous substance,” as well as persons that disposed of or arranged for the disposal or treatment of the hazardous substances at the site or sites. Under CERCLA, such persons may be subject to strict joint and several liability for such costs as the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In the course of our historical operations, as well as in our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may be subject to cleanup and cost recovery actions under CERCLA by a government entity or other third party. Similarly, locations now owned or operated by us, where third parties have disposed such hazardous substances in the past, may also be subject to cleanup and cost recovery actions under CERCLA. Under CERCLA, liable parties may seek contribution from other liable parties to share in the costs of cleanup. Some states have enacted laws similar to CERCLA which impose similar responsibilities and liabilities on responsible parties. It is also not uncommon for neighboring landowners and other third parties to file claims under state law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2016, we had an accrual of $96.4 million related to such environmental liabilities.

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

Occupational Health and Safety - Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain a myriad of safety programs, safety-related maintenance programs, implement a regiment of training requirements and otherwise comply with a host of occupational safety and health standards and regulations as part of our ongoing efforts to ensure compliance with all applicable laws and regulations in this area. As part of our compliance efforts, we have established hazard communications programs pursuant to the Occupational Safety and Health Administration’s (“OSHA”) hazard communication standard, and state right-to-know standards where applicable, which require the communication of information regarding chemical hazards in the workplace associated with chemicals manufactured or handled in our facilities. EPA regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and related federal or comparable state statutes also require that information be maintained concerning hazardous materials used in or released from our operations and that this information be provided to state and local government authorities and citizens under certain circumstances. Our operations are also subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The EPA has imposed substantially similar requirements under its Risk Management Plan (“RMP”) regulations. In January 2017, the EPA finalized revisions to the RMP, significantly expanding its requirements with respect to enhanced requirements for incident investigation and accident history reporting, emergency preparedness, and the performance process hazard analyses and third party compliance audits.

Table of Content

Although, to date, OSHA has not proposed any revisions expanding or imposing new PSM requirements, in January 2017, OSHA announced changes to its National Emphasis Program and specifically identified oil refineries as facilities for increased inspections. The changes also instruct inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS2 regulations. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS2 regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS2 mandates, our financial condition and results of operations could be adversely affected.

In addition, the RFS2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS2 regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RIN market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS2 regulations will impact our future results of operations.

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

Table of Content

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

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. For example, we recorded a non-cash decrease to cost of products sold in the amount of $291.9 million and an increase of $227.0 million for the years ended December 31, 2016 and 2015, respectively. Continued volatility in crude oil and refined products prices could result in additional lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.

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

An additional component of our growth strategy is to selectively acquire complementary assets or businesses for our refining operations in order to increase earnings and cash flow. Our ability to do so will be dependent upon a number of factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and other factors beyond our control. Risks associated with acquisitions include those relating to:

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

Table of Content

The anticipated benefits of our PCLI acquisition may not be realized fully or at all or may take longer to realize than expected.

The PCLI acquisition will require management to devote significant attention and resources to integrating the PCLI business with our business, and involves the operation of businesses in other countries. Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

We may incur significant costs to comply with new or changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Our refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. In addition, as a result of our recent acquisition of PCLI and its subsidiaries, we have manufacturing and distribution operations in Canada that are subject to Canadian national and provincial environmental laws and regulations and similar laws in other foreign countries. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, such as the performance requirements for flares, while other aspects of the rule require compliance to be achieved at a sooner date. In July 2016, the EPA issued a finale rule providing refiners an additional 18 months to comply with a small subset of the rules related to air emissions resulting from startup, shutdown and maintenance events. More recently, in December 2016, the EPA granted petitions for reconsideration from industry and environmental organizations on aspects of the rule related to work practice standards for certain process units and equipment, as well as fence line monitoring requirements. To date, EPA has not published revised rules. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed.

We are and have been the subject of various local, state, provincial, federal and private proceedings relating to environmental regulations, conditions and inquiries. Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued.

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

From time to time, new federal energy policy legislation is enacted by the U.S. Congress or the Government of Canada. For example, in December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other provisions, mandates annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. In Canada, fuel content legislation also exists at the federal and provincial level. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. In the near term, the new renewable fuel standard presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

For additional information on regulations and related liabilities or potential liabilities affecting our business, see “Regulation” under Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings.”

The adoption of climate change legislation or regulations could result in increased operating costs and reduced demand for the refined products we produce.

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gas emissions, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. For example, the EPA adopted rules that require certain large stationary sources to obtain permits to authorize emissions of GHGs. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. Both the EPA and Environment and Climate Change Canada have adopted regulations that limit GHG emissions from automobiles and light-duty trucks, which may result in a reduction in demand for the refined products that we produce.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have established cap and trade programs. These cap and trade programs generally work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and on an annual basis surrender emission allowances. The number of allowances available for purchase is reduced over time in an effort to achieve the overall GHG emission reduction goal.

In Canada, the federal and provincial governments have also considered, and in some cases adopted, legislation to reduce GHG emissions. To date, two provinces (Quebec and Ontario) have also adopted cap and trade programs.

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

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, maritime disasters (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases, cyber-attacks, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet marketing commitments.

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

As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our refinery reporting units. During the year ended December 31, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, on the carrying value of our Cheyenne Refinery. Additionally, the fair value of our El Dorado reporting unit currently exceeds its carrying value by approximately 20%. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

We currently own a 37% interest in HEP, including the 2% general partner interest. HEP operates a system of crude oil and petroleum product pipelines; distribution terminals and refinery tankage in Arizona, Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to Alon, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 through 2026, serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We are exposed to the credit risks, and certain other risks, of our key customers and vendors.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We derive a significant portion of our revenues from contracts with key customers.

Table of Content

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

As of December 31, 2016, approximately 34% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

El Dorado
The El Dorado Refinery has been engaged in discussions with the EPA regarding potential Clean Air Act violations relating to flaring devices at the refinery as well as other equipment. The El Dorado Refinery has responded to two separate information requests covering air emissions for a time frame from January 1, 2009 through May 31, 2014. The EPA also conducted an on-site Clean Air Act - Sec. 112r Risk Management Program (“RMP”) compliance audit at the El Dorado Refinery and notified the El Dorado Refinery of 20 alleged “deficiencies” related to that inspection. Although no Notice or Finding of Violation has been issued by the EPA in connection with either the Clean Air Act inquiry or the 112r inspection, the EPA and the U.S. Department of Justice have indicated that the federal government believes it has claims for civil penalties relating to the information provided in response to the information requests and the RMP inspection. We have had a preliminary discussion with the government parties, are continuing to evaluate the relevant law and facts and will continue to work with the EPA regarding these matters.

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

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

Years Ended December 31,	High	Low	Dividends	Trading Volume
2016
Fourth quarter	$34.13	$22.63	$0.33	227,228,500
Third quarter	$27.98	$22.07	$0.33	263,014,600
Second quarter	$37.98	$22.53	$0.33	201,750,800
First quarter	$41.29	$29.00	$0.33	197,404,600

2015
Fourth quarter	$52.30	$39.00	$0.33	153,988,900
Third quarter	$54.73	$42.68	$0.33	213,026,200
Second quarter	$43.71	$35.89	$0.33	157,763,200
First quarter	$45.05	$30.15	$0.32	210,069,400

In May 2015, our Board of Directors approved a $1 billion share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions based on market conditions, securities law limitations and other relevant considerations. The following table includes repurchases made under this program during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2016	—	$—	—	$178,811,213
November 2016	—	$—	—	$178,811,213
December 2016	—	$—	—	$178,811,213
Total for October to December 2016	—		—

As of February 13, 2017, we had approximately 98,039 stockholders, including beneficial owners holding shares in street name.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$10,535,700	$13,237,920	$19,764,327	$20,160,560	$20,090,724
Income (loss) before income taxes (1,2)	(171,534)	1,208,568	467,500	1,159,399	2,787,995
Income tax provision	19,411	406,060	141,172	391,576	1,027,962
Net income (loss)	(190,945)	802,508	326,328	767,823	1,760,033
Less net income attributable to noncontrolling interest	69,508	62,407	45,036	31,981	32,861
Net income (loss) attributable to HollyFrontier stockholders	$(260,453)	$740,101	$281,292	$735,842	$1,727,172
Earnings (loss) per share attributable to HollyFrontier stockholders - basic	$(1.48)	$3.91	$1.42	$3.66	$8.41
Earnings (loss) per share attributable to HollyFrontier stockholders - diluted	$(1.48)	$3.90	$1.42	$3.64	$8.38
Cash dividends declared per common share	$1.32	$1.31	$3.26	$3.20	$3.10
Average number of common shares outstanding:
Basic	176,101	188,731	197,243	200,419	204,379
Diluted	176,101	188,940	197,428	201,234	205,274

Net cash provided by operating activities	$602,271	$979,626	$758,596	$869,174	$1,662,687
Net cash used for investing activities	$(801,597)	$(381,748)	$(292,322)	$(526,735)	$(711,104)
Net cash provided by (used for) financing activities	$843,372	$(1,099,330)	$(838,392)	$(1,160,035)	$(772,788)

At end of period
Cash, cash equivalents and investments in marketable securities	$1,134,727	$210,552	$1,042,095	$1,665,263	$2,393,401
Working capital	$1,767,780	$587,450	$1,549,004	$2,445,953	$2,961,037
Total assets	$9,435,661	$8,388,299	$9,230,047	$10,055,763	$10,326,628
Total debt (3)	$2,235,137	$1,040,040	$1,054,297	$996,543	$1,333,869
Total equity	$5,301,985	$5,809,773	$6,100,719	$6,609,398	$6,642,658

(1)
Reflects non-cash lower of cost or market inventory valuation adjustments that increased pre-tax earnings by $291.9 million for the year ended December 31, 2016 and decreased pre-tax earnings by $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(2)	Includes goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, for the year ended December 31, 2016.

(3)	Includes total HEP debt of $1,243.9 million, $1,008.8 million, $867.0 million, $806.7 million and $863.5 million, respectively, which is non-recourse to HollyFrontier.

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc. (“Purchaser”), entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”) that closed on February 1, 2017. Cash consideration paid was CAD $1.125 billion, including working capital with an estimated value of CAD $342 million. The PCLI plant, located in Mississauga, Ontario, is the largest producer of base oils in Canada with 15,600 BPD of lubricant production capacity, and is the only North American producer of high margin Group III base oils.

For the year ended December 31, 2016, net loss attributable to HollyFrontier stockholders was $260.5 million compared to net income of $740.1 million and $281.3 million for the years ended December 31, 2015, and 2014, respectively. Overall gross refining margins per produced product sold for 2016 decreased 48% over the year ended December 31, 2015, which was due principally to lower crack spreads throughout 2016. Included in our financial results for the current year were non-cash items consisting of goodwill and long-lived asset impairment charges, offset by an inventory reserve adjustment.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS2 regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS2 regulations significantly increases our cost of products sold, with RINs costs totaling $242.0 million for the year ended December 31, 2016. Year-over-year increased costs of ethanol blended into our petroleum products, which exceeded the cost of crude oil, also contributed to lower refining margins for the year.

OUTLOOK

Our profitability is affected by the spread, or differential, between the market prices for crude oil on the world market (which is based on the price for Brent, North Sea Crude) and the price for inland U.S. crude oil (which is based on the price for WTI). We expect continued volatility in the pricing relationship between inland and coastal crude, currently averaging in the range of $1.00 to $2.00 per barrel.

We have recently curtailed production at the Woods Cross refinery due to insufficient crude supply provided by the Plains Rocky Mountain Pipeline. We are unable to predict the duration of the supply disruption at this time, but are considering alternative solutions and working with Plains and others to rectify the situation.

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of December 31, 2016, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the years ended December 31, 2016, 2015 and 2014 is presented in the following sections.

Table of Content

Table of Content

Results Of Operations

Financial Data

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Sales and other revenues	$10,535,700	$13,237,920	$19,764,327
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,765,927	10,239,218	17,228,385
Lower of cost or market inventory valuation adjustment	(291,938)	226,979	397,478
	8,473,989	10,466,197	17,625,863
Operating expenses (exclusive of depreciation and amortization)	1,018,839	1,060,373	1,144,940
General and administrative expenses (exclusive of depreciation and amortization)	125,648	120,846	114,609
Depreciation and amortization	363,027	346,151	363,381
Goodwill and asset impairment	654,084	—	—
Total operating costs and expenses	10,635,587	11,993,567	19,248,793
Income (loss) from operations	(99,887)	1,244,353	515,534
Other income (expense):
Earnings (loss) of equity method investments	14,213	(3,738)	(2,007)
Interest income	2,491	3,391	4,430
Interest expense	(72,192)	(43,470)	(43,646)
Loss on early extinguishment of debt	(8,718)	(1,370)	(7,677)
Other, net	(7,441)	9,402	866
	(71,647)	(35,785)	(48,034)
Income (loss) before income taxes	(171,534)	1,208,568	467,500
Income tax provision	19,411	406,060	141,172
Net income (loss)	(190,945)	802,508	326,328
Less net income attributable to noncontrolling interest	69,508	62,407	45,036
Net income (loss) attributable to HollyFrontier stockholders	$(260,453)	$740,101	$281,292
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.48)	$3.91	$1.42
Diluted	$(1.48)	$3.90	$1.42
Cash dividends declared per common share	$1.32	$1.31	$3.26
Average number of common shares outstanding:
Basic	176,101	188,731	197,243
Diluted	176,101	188,940	197,428

Other Financial Data

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$602,271	$979,626	$758,596
Net cash used for investing activities	$(801,597)	$(381,748)	$(292,322)
Net cash provided by (used for) financing activities	$843,372	$(1,099,330)	$(838,392)
Capital expenditures	$479,790	$676,155	$564,821
EBITDA (1)	$200,404	$1,533,761	$832,738
Adjusted EBITDA (2)	$575,956	$1,760,740	$1,230,216

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income (loss) plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization.

Table of Content

(2)
"Adjusted EBITDA" is calculated as EBITDA plus or minus (i) lower of cost or market inventory valuation adjustment and (ii) goodwill and asset impairment charges. EBITDA and Adjusted EBITDA are not calculations provided for under GAAP; however, the amounts included in these calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. They are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for financial covenants. EBITDA and Adjusted EBITDA presented above are reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

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

	Years Ended December 31,
	2016	2015	2014
Consolidated
Crude charge (BPD) (1)	423,910	432,560	406,180
Refinery throughput (BPD) (2)	457,480	463,580	436,400
Refinery production (BPD) (3)	442,110	446,560	425,010
Sales of produced refined products (BPD)	435,420	438,000	420,990
Sales of refined products (BPD) (4)	464,980	488,350	461,640
Refinery utilization (5)	92.8%	97.6%	91.7%

Average per produced barrel (6)
Net sales	$58.02	$71.32	$110.19
Cost of products (7)	49.64	55.25	96.21
Refinery gross margin (8)	8.38	16.07	13.98
Refinery operating expenses (9)	5.57	5.71	6.38
Net operating margin (8)	$2.81	$10.36	$7.60

Refinery operating expenses per throughput barrel (10)	$5.30	$5.39	$6.16

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

(8)
Excludes lower of cost or market inventory valuation adjustments of that increased refinery gross margin by $291.9 million for the year ended December 31, 2016 and decreased refinery gross margin by $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

Table of Content

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Table of Content

Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Summary
Net loss attributable to HollyFrontier stockholders for the year ended December 31, 2016 was $260.5 million ($1.48 per basic and diluted share), a $1,000.6 million decrease compared to net income attributable to HollyFrontier stockholders of $740.1 million ($3.91 per basic and $3.90 per diluted share) for the year ended December 31, 2015. Net income decreased due principally to non-cash goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, and a year-over-year decrease in refining margins and sales volumes, net of the effects of a year-over-year change in lower of cost or market inventory reserve adjustments. For the year ended December 31, 2016, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $291.9 million compared to a pre-tax earnings decrease of $227.0 million for the year ended December 31, 2015. Collectively, the impairment charges, net of the lower of cost or market valuation benefit, reduced 2016 pre-tax income by $362.1 million. Refinery gross margins for the year ended December 31, 2016 decreased to $8.38 per produced barrel from $16.07 for the year ended December 31, 2015.

Sales and Other Revenues
Sales and other revenues decreased 20% from $13,237.9 million for the year ended December 31, 2015 to $10,535.7 million for the year ended December 31, 2016 due to a year-over-year decrease in sales prices and lower refined product sales volumes. The average sales price we received per produced barrel sold decreased 19% from $71.32 for the year ended December 31, 2015 to $58.02 for the year ended December 31, 2016. Sales and other revenues for the years ended December 31, 2016 and 2015 include $68.9 million and $66.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 19% from $10,466.2 million for the year ended December 31, 2015 to $8,474.0 million for the year ended December 31, 2016, due principally to lower crude oil costs and lower sales volumes of refined products. Additionally, this decrease reflects a $291.9 million benefit that is attributable to a reduction in the lower of cost or market reserve for the year ended December 31, 2016, a $518.9 million increase compared to a charge of $227.0 million for the same period of last year. The reserve at December 31, 2016 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 10% from $55.25 for the year ended December 31, 2015 to $49.64 for the year ended December 31, 2016.

Gross Refinery Margins
Gross refinery margin per produced barrel decreased 48% from $16.07 for the year ended December 31, 2015 to $8.38 for the year ended December 31, 2016. This was due to the effects of a decrease in the average per barrel sales price for refined products sold, partially offset by decreased crude oil and feedstock prices during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 4% from $1,060.4 million for the year ended December 31, 2015 to $1,018.8 million for the year ended December 31, 2016 due principally to lower natural gas fuel and maintenance costs compared to 2015. For the years ended December 31, 2016 and 2015, operating expenses include $90.4 million and $102.3 million, respectively, in costs attributable to HEP operations.

General and Administrative Expenses
General and administrative expenses increased 4% from $120.8 million for the year ended December 31, 2015 to $125.6 million for the year ended December 31, 2016, due principally to PCLI acquisition costs. For the years ended December 31, 2016 and 2015, general and administrative expenses include $10.1 million and $10.2 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 5% from $346.2 million for the year ended December 31, 2015 to $363.0 million for the year ended December 31, 2016. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. For the years ended December 31, 2016 and 2015, depreciation and amortization expenses include $68.8 million and $61.7 million, respectively, in costs attributable to HEP operations.

Table of Content

Goodwill and Asset Impairment
During the year ended December 31, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery. See Note 10 “Goodwill” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne impairment.

Interest Income
Interest income for the year ended December 31, 2016 was $2.5 million compared to $3.4 million for the year ended December 31, 2015. This decrease was due to lower investment levels in marketable debt securities during 2015.

Interest Expense
Interest expense was $72.2 million for the year ended December 31, 2016 compared to $43.5 million for the year ended December 31, 2015. This increase was due to interest attributable to higher debt levels during the current year relative to 2015. For the years ended December 31, 2016 and 2015, interest expense included $52.6 million and $36.9 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In March 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains. See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

In June 2015, we recognized a $1.4 million early extinguishment loss on the redemption of our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018.

Income Taxes
For the year ended December 31, 2016, we recorded income tax expense of $19.4 million compared to $406.1 million for the year ended December 31, 2015. This decrease was due principally to a pre-tax loss during the year ended December 31, 2016 compared to pre-tax earnings during the year ended 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were (11.3)% and 33.6% for the years ended December 31, 2016 and 2015, respectively. Our current year effective tax rate reflects the effects of the $309.3 million goodwill impairment charge, a significant driver of our $171.5 million loss before income taxes for the year ended December 31, 2016, that is not deductible for income tax purposes.

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2015 was $740.1 million ($3.91 per basic and $3.90 per diluted share), a $458.8 million increase compared to $281.3 million ($1.42 per basic and diluted share) for the year ended December 31, 2014. Net income increased due principally to a year-over-year increase in refining margins and sales volumes, improved operational reliability and lower operating expenses. Additionally, non-cash lower of cost or market inventory valuation adjustments reduced 2015 pre-tax income by $227.0 million, compared to $397.5 million in 2014. Refinery gross margins for the year ended December 31, 2015 increased to $16.07 per produced barrel from $13.98 for the year ended December 31, 2014.

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

Table of Content

Cost of Products Sold
Total cost of products sold decreased 41% from $17,625.9 million for the year ended December 31, 2014 to $10,466.2 million for the year ended December 31, 2015, due principally to lower crude oil costs, partially offset by higher sales volumes of refined products. Additionally, cost of products sold reflects a $227.0 million charge that is attributable to the lower of cost or market reserve for the year ended December 31, 2015, a $170.5 million decrease compared to $397.5 million for the year ended December 31, 2014. The reserve at December 31, 2015 was based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the market place decreased 43% from $96.21 for the year ended December 31, 2014 to $55.25 for the year ended December 31, 2015.

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

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 7% from $1,144.9 million for the year ended December 31, 2014 to $1,060.4 million for the year ended December 31, 2015 due principally to a year-over-year decrease in repair and maintenance and natural gas fuel costs and lower environmental accruals compared to 2014. For the years ended December 31, 2015 and 2014, operating expenses include $102.3 million and $104.8 million, respectively, in costs attributable to HEP operations.

General and Administrative Expenses
General and administrative expenses increased 5% from $114.6 million for the year ended December 31, 2014 to $120.8 million for the year ended December 31, 2015. This is attributable to overall higher incentive compensation and legal costs in 2015, net of the effects of state high-wage credits recognized during the second quarter of 2015. For the years ended December 31, 2015 and 2014, general and administrative expenses include $10.2 million and $8.5 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 5% from $363.4 million for the year ended December 31, 2014 to $346.2 million for the year ended December 31, 2015. This decrease was due principally to the recognition of higher accelerated depreciation levels of assets no longer in operation during 2014, partially offset by depreciation and amortization during 2015 attributable to capitalized improvement projects and capitalized refinery turnaround costs. For the years ended December 31, 2015 and 2014, depreciation and amortization expenses include $61.7 million and $60.9 million, respectively, in costs attributable to HEP operations.

Interest Income
Interest income for the year ended December 31, 2015 was $3.4 million compared to $4.4 million for the year ended December 31, 2014. This decrease was due to lower investment levels in marketable debt securities during 2015.

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

Table of Content

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
LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”) that was amended in February 2017, increasing the size of the credit facility to $1.35 billion and extending the maturity to February 2022. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the year ended December 31, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At December 31, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

HollyFrontier Senior Notes
In March 2016 and November 2016, we issued $250 million and $750 million, respectively, in aggregate principal amount of 5.875% senior notes (the “HollyFrontier Senior Notes”) maturing April 2026. The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Term Loan
In April 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan was fully repaid with proceeds received upon the November 2016 issuance of the HollyFrontier Senior Notes.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the year ended December 31, 2016, HEP received advances totaling $554.0 million and repaid $713.0 million under the HEP Credit Agreement. At December 31, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $553.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes
On January 4, 2017, HEP redeemed its $300 million aggregate principal amount of 6.50% senior notes maturing March 2020 at a redemption cost of $316.4 million, at which time HEP recognized a $12.2 million early extinguishment loss. HEP funded the redemption with borrowings under the HEP Credit Agreement.

HEP Debt Offering
In July 2016, HEP issued $400 million in aggregate principal amount of 6.0% HEP unsecured senior notes maturing in 2024 in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2016, HEP has issued 703,455 units under this program, providing $23.0 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $0.5 million as of December 31, 2016.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

Table of Content

HEP Private Placement Agreement
On September 16, 2016, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 HEP common units, representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, at which time HEP received proceeds of $103.0 million, which were used to finance a portion of the Woods Cross assets acquisition. In connection with this private placement and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $2.1 million to HEP in October 2016. After this common unit issuance, our interest in HEP is 37%, including the 2% general partner interest.

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

As of December 31, 2016, our cash, cash equivalents and investments in marketable securities totaled $1.1 billion. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI that closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $644.0 million for the year ended December 31, 2016. Net cash provided by operating and financing activities of $602.3 million and $843.4 million, respectively, exceeded net cash used for investing activities of $801.6 million. Working capital increased by $1,180.3 million during the year ended December 31, 2016.

Cash Flows – Operating Activities

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows provided by operating activities were $602.3 million for the year ended December 31, 2016 compared to $979.6 million for the year ended December 31, 2015, a decrease of $377.4 million. Net loss for the year ended December 31, 2016 was $190.9 million, a decrease of $993.5 million compared to net income of $802.5 million for the year ended December 31, 2015. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, net loss of equity method investments, inclusive of distributions, gain on sale of assets, gain or loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $846.8 million for the year ended December 31, 2016 compared to $492.0 million for the same period in 2015. Changes in working capital items increased cash flows by $74.7 million for the year ended December 31, 2016 compared to a decrease of $195.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, turnaround expenditures increased to $125.3 million from $89.4 million for the same period of 2015.

Table of Content

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash flows provided by operating activities were $979.6 million for the year ended December 31, 2015 compared to $758.6 million for the year ended December 31, 2014, an increase of $221.0 million. Net income for the year ended December 31, 2015 was $802.5 million, an increase of $476.2 million compared to $326.3 million for the year ended December 31, 2014. Non-cash adjustments to net income consisting of lower of cost or market inventory valuation adjustment, depreciation and amortization, net loss of equity method investments, inclusive of distributions, gain on sale of assets, unamortized premium / discount on early extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $492.0 million for the year ended December 31, 2015 compared to $580.0 million for the same period in 2014. Changes in working capital items decreased cash flows by $195.1 million for the year ended December 31, 2015 compared to $64.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, turnaround expenditures decreased to$89.4 million from $96.8 million for the same period of 2014.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows used for investing activities were $801.6 million for the year ended December 31, 2016 compared to $381.7 million for the year ended December 31, 2015, an increase of $419.8 million. Cash expenditures for properties, plants and equipment for 2016 decreased to $479.8 million from $676.2 million for the same period in 2015. These include HEP capital expenditures of $107.6 million and $193.1 million for the years ended December 31, 2016 and 2015, respectively. In addition, in 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million, and in 2015, a 50% interest in Frontier Pipeline for $55.0 million. We received proceeds of $0.8 million and $19.3 million from the sale of assets during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, we invested $546.6 million and $509.3 million, respectively, in marketable securities and received proceeds of $266.6 million and $839.5 million, respectively, from the sale or maturity of marketable securities.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash flows used for investing activities were $381.7 million for the year ended December 31, 2015 compared to $292.3 million for the year ended December 31, 2014, an increase of $89.4 million. Cash expenditures for properties, plants and equipment for 2015 increased to $676.2 million from $564.8 million for the same period in 2014. These include HEP capital expenditures of $193.1 million and $198.7 million for the years ended December 31, 2015 and 2014, respectively. We received proceeds of $19.3 million and $16.6 million from the sale of assets during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, we invested $509.3 million and $1,025.6 million, respectively, in marketable securities and received proceeds of $839.5 million and $1,276.4 million, respectively, from the sale or maturity of marketable securities. Additionally, HEP purchased a 50% interest in Frontier Pipeline for $55.0 million.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2017, we expect to spend approximately $275.0 million to $300.0 million in cash for capital projects appropriated in 2017 and prior years. In addition, we expect to spend approximately $150.0 million to $165.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2017 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Sustaining	$75.0	$85.0
Reliability and Growth	100.0	115.0
Compliance and Safety	90.0	100.0
Turnarounds	135.0	150.0
Total	$400.0	$450.0

Table of Content

The refining industry is capital intensive and requires on-going investments to sustain our refining operations. This includes replacement of, or rebuilding, refinery units and components that extend the useful life. We also invest in projects that improve operational reliability and profitability via enhancements that improve refinery processing capabilities as well as production yield and flexibility. Our capital expenditures also include projects related to environmental, health and safety compliance and include initiatives as a result of federal and state mandates.

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2017 HEP capital budget is comprised of $9.0 million for maintenance capital expenditures and $30.0 million for expansion capital expenditures. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks.

Cash Flows – Financing Activities

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows provided by financing activities were $843.4 million for the year ended December 31, 2016 compared to cash flows used for financing activities of $1,099.3 million for the year ended December 31, 2015, an increase of $1,942.7 million. During the year ended December 31, 2016, we received $992.6 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million and repaid $350.0 million under a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $234.0 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also during this period, HEP received $869.0 million and repaid $1,028.0 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP 6.0% senior notes, received $125.9 million in net proceeds from the issuance of its common units and paid distributions of $92.6 million to noncontrolling interests. During the year ended December 31, 2015, we purchased $742.8 million in common stock, paid $246.9 million in dividends and paid $155.2 million upon the redemption of our 6.875% senior notes. Also during this period, HEP received $973.9 million and repaid $832.9 million under the HEP Credit Agreement and paid distributions of $83.3 million to noncontrolling interests.

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

Table of Content

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2016 in total and by period due beginning in 2017. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal	$1,000,000	$—	$—	$—	$1,000,000
Long-term debt - interest (1)	548,333	58,750	117,500	117,500	254,583
Supply agreements (2)	2,931,355	462,877	786,286	638,463	1,043,729
Transportation and storage agreements (3)	1,498,001	136,052	258,153	209,763	894,033
Other long-term obligations	27,387	11,347	11,455	2,085	2,500
Operating leases	426,990	68,787	116,620	103,982	137,601
	6,432,066	737,813	1,290,014	1,071,793	3,332,446

Holly Energy Partners
Long-term debt - principal (4)	1,253,000	—	553,000	300,000	400,000
Long-term debt - interest (5)	274,978	59,988	101,740	51,250	62,000
Pipeline operating leases	66,868	6,368	12,737	12,737	35,026
Other agreements	9,632	4,023	4,003	508	1,098
	1,604,478	70,379	671,480	364,495	498,124
Total	$8,036,544	$808,192	$1,961,494	$1,436,288	$3,830,570

(1)	Interest payments consist of interest on our 5.875% senior notes.

(2)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2017 and 2030 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery.

(3)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2017 and 2030.

(4)
HEP's long-term debt consists of the $400.0 million principal balance on the 6% HEP senior notes, $300.0 million principal balance on the 6.5% HEP senior notes and $553.0 million of outstanding borrowings under the HEP Credit Agreement. The $300 million 6.5% HEP senior notes were redeemed on January 4, 2017. The HEP Credit Agreement expires in 2018.

(5)
Interest payments consist of interest on the 6% HEP senior notes, the 6.5% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 2.98% at December 31, 2016.

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

Table of Content

Inventory Valuation
Inventories are stated at the lower of cost, using the LIFO method for crude oil, unfinished and finished refined products and the average cost method for materials and supplies, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2016 and 2015, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $332.5 million and $624.5 million, respectively.

At December 31, 2016, our lower of cost or market inventory valuation reserve was $332.5 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
Goodwill and Long-lived Assets
As of December 31, 2016, our goodwill balance was $2.0 billion, with goodwill assigned to our refining and HEP segments of $1.7 billion and $0.3 billion, respectively.

During the second quarter of 2016, we performed interim goodwill impairment and related long-lived asset impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances that are indicators of potential goodwill and long-lived asset impairment. The indicators included lower than typical gross margins during the summer driving season, a decrease in the gross margin outlook and decrease in our market capitalization due to a decline in our common share price.
Our testing first assessed the carrying values of our refining long-lived asset groups for recoverability. This entailed a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.
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

We performed our annual goodwill impairment testing at July 1, 2016 and determined that the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 4%. Additionally, testing indicated no impairment of goodwill attributable to our HEP reporting unit. The market outlook for future crack spreads has since improved and based on subsequent testing, the fair value of the El Dorado reporting unit exceeded its carrying value by approximately 20% at December 31, 2016. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

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

As of December 31, 2016, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk (all maturing in 2017):

Contract Description	Total Outstanding Notional	Unit of Measure

Natural gas price swaps - long	19,200,000	MMBTU
Natural gas price swaps - short	9,600,000	MMBTU
Natural gas price swaps (basis spread) - long	10,308,000	MMBTU
Crude price swaps (basis spread) - long	3,645,000	Barrels
WTI crude oil price swaps - long	829,000	Barrels
WTI crude oil price swaps - short	310,000	Barrels
Sub-octane gasoline price swaps - short	829,000	Barrels
Sub-octane gasoline price swaps - long	310,000	Barrels
NYMEX futures (WTI) - short	755,000	Barrels
Forward gasoline and diesel contracts - long	1,225,000	Barrels
Forward gasoline and diesel contracts - short	175,000	Barrels
Physical crude contracts - short	150,000	Barrels

At December 31, 2016, we had Canadian currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price) at a USD / CAD exchange rate of 1.33. These swap contracts were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2016	2015
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$2,272	$23,130

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of

Table of Content

December 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2016 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,022,500	$40,022
HEP Senior Notes	$700,000	$723,750	$18,662

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2016, outstanding borrowings under the HEP Credit Agreement were $553.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged Credit Agreement borrowings of $403.0 million, a hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

At December 31, 2016, our marketable securities included investments in investment grade, highly-liquid investments with maturities generally not greater than one year from the date of purchase and hence the interest rate market risk implicit in these investments is low. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Set forth below is our calculation of EBITDA and Adjusted EBITDA.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income attributable to HollyFrontier stockholders	$(260,453)	$740,101	$281,292
Add income tax provision	19,411	406,060	141,172
Add interest expense (1)	80,910	44,840	51,323
Subtract interest income	(2,491)	(3,391)	(4,430)
Add depreciation and amortization	363,027	346,151	363,381
EBITDA	$200,404	$1,533,761	$832,738
Add (subtract) lower of cost or market inventory adjustment	(291,938)	226,979	397,478
Add goodwill and asset impairment	654,084	—	—
PCLI pre-acquisition costs	13,406	—	—
Adjusted EBITDA	$575,956	$1,760,740	$1,230,216

(1) Includes loss on early extinguishment of debt of $8.7 million, $1.4 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Reconciliation of produced product sales to total sales and other revenues

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$58.02	$71.32	$110.19
Times sales of produced refined products (BPD)	435,420	438,000	420,990
Times number of days in period	366	365	365
Produced refined product sales	$9,246,283	$11,401,928	$16,931,944

Total produced refined product sales	$9,246,283	$11,401,928	$16,931,944
Add refined product sales from purchased products and rounding (1)	624,233	1,214,920	1,566,925
Total refined product sales	9,870,516	12,616,848	18,498,869
Add direct sales of excess crude oil (2)	436,974	352,113	1,060,354
Add other refining segment revenue (3)	159,700	202,222	147,002
Total refining segment revenue	10,467,190	13,171,183	19,706,225
Add HEP segment sales and other revenues	402,043	358,875	332,626
Add corporate and other revenues	168	663	2,103
Subtract consolidations and eliminations	(333,701)	(292,801)	(276,627)
Sales and other revenues	$10,535,700	$13,237,920	$19,764,327

Reconciliation of average cost of products per produced barrel sold to cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$49.64	$55.25	$96.21
Times sales of produced refined products (BPD)	435,420	438,000	420,990
Times number of days in period	366	365	365
Cost of products for produced products sold	$7,910,815	$8,832,818	$14,783,758

Total cost of products for produced products sold	$7,910,815	$8,832,818	$14,783,758
Add refined product costs from purchased products and rounding (1)	638,540	1,245,451	1,572,944
Total cost of refined products sold	8,549,355	10,078,269	16,356,702
Add crude oil cost of direct sales of excess crude oil (2)	441,180	348,362	1,030,235
Add other refining segment cost of products sold (4)	72,222	98,979	113,664
Total refining segment cost of products sold	9,062,757	10,525,610	17,500,601
Subtract consolidations and eliminations	(296,830)	(286,392)	(272,216)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$8,765,927	$10,239,218	$17,228,385

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.57	$5.71	$6.38
Times sales of produced refined products (BPD)	435,420	438,000	420,990
Times number of days in period	366	365	365
Refinery operating expenses for produced products sold	$887,656	$912,858	$980,359

Total refinery operating expenses for produced products sold	$887,656	$912,858	$980,359
Add other refining segment operating expenses and rounding (5)	35,934	41,813	41,426
Total refining segment operating expenses	923,590	954,671	1,021,785
Add HEP segment operating expenses	123,985	105,554	106,185
Add corporate and other costs	4,893	3,433	18,402
Subtract consolidations and eliminations	(33,629)	(3,285)	(1,432)
Operating expenses (exclusive of depreciation and amortization)	$1,018,839	$1,060,373	$1,144,940

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$2.81	$10.36	$7.60
Add average refinery operating expenses per produced barrel	5.57	5.71	6.38
Refinery gross margin per barrel	8.38	16.07	13.98
Add average cost of products per produced barrel sold	49.64	55.25	96.21
Average sales price per produced barrel sold	$58.02	$71.32	$110.19
Times sales of produced refined products sold (BPD)	435,420	438,000	420,990
Times number of days in period	366	365	365
Produced refined product sales	$9,246,283	$11,401,928	$16,931,944

Total produced refined product sales	$9,246,283	$11,401,928	$16,931,944
Add refined product sales from purchased products and rounding (1)	624,233	1,214,920	1,566,925
Total refined product sales	9,870,516	12,616,848	18,498,869
Add direct sales of excess crude oil (2)	436,974	352,113	1,060,354
Add other refining segment revenue (3)	159,700	202,222	147,002
Total refining segment revenue	10,467,190	13,171,183	19,706,225
Add HEP segment sales and other revenues	402,043	358,875	332,626
Add corporate and other revenues	168	663	2,103
Subtract consolidations and eliminations	(333,701)	(292,801)	(276,627)
Sales and other revenues	$10,535,700	$13,237,920	$19,764,327

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Management assessed the Company's internal control over financial reporting as of December 31, 2016 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. That report appears on page 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited HollyFrontier Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). HollyFrontier Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on its Assessment of the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HollyFrontier Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HollyFrontier Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016 of HollyFrontier Corporation and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of HollyFrontier Corporation

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HollyFrontier Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HollyFrontier Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas
February 22, 2017

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (HEP: $3,657 and $15,013, respectively)	$710,579	$66,533
Marketable securities	424,148	144,019
Total cash, cash equivalents and short-term marketable securities	1,134,727	210,552
Accounts receivable: Product and transportation (HEP: $7,846 and $8,593, respectively)	449,036	323,858
Crude oil resales	30,163	28,120
	479,199	351,978
Inventories: Crude oil and refined products	970,361	712,865
Materials, supplies and other (HEP: $1,402 and $1,972, respectively)	165,315	129,004
	1,135,676	841,869
Income taxes receivable	68,371	—
Prepayments and other (HEP: $1,486 and $3,082, respectively)	33,036	43,666
Total current assets	2,851,009	1,448,065

Properties, plants and equipment, at cost (HEP: $1,702,703 and $1,631,845, respectively)	5,546,856	5,490,189
Less accumulated depreciation (HEP: $(337,135) and $(298,282), respectively)	(1,538,408)	(1,374,527)
	4,008,448	4,115,662
Other assets: Turnaround costs	217,340	231,873
Goodwill (HEP: $288,991 and $288,991, respectively)	2,022,463	2,331,781
Intangibles and other (HEP: $208,975 and $128,583, respectively)	336,401	260,918
	2,576,204	2,824,572
Total assets	$9,435,661	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $10,518 and $10,948, respectively)	$935,387	$716,490
Income taxes payable	—	8,142
Accrued liabilities (HEP: $37,793 and $26,341, respectively)	147,842	135,983
Total current liabilities	1,083,229	860,615

Long-term debt (HEP: $1,243,912 and $1,008,752, respectively)	2,235,137	1,040,040
Deferred income taxes (HEP: $509 and $431, respectively)	620,414	497,906
Other long-term liabilities (HEP: $62,971 and $59,376, respectively)	194,896	179,965

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of December 31, 2016 and December 31, 2015	2,560	2,560
Additional capital	4,026,805	4,011,052
Retained earnings	2,776,728	3,271,189
Accumulated other comprehensive income (loss)	10,612	(4,155)
Common stock held in treasury, at cost – 78,617,600 and 75,728,478 shares as of December 31, 2016 and December 31, 2015, respectively	(2,135,311)	(2,027,231)
Total HollyFrontier stockholders’ equity	4,681,394	5,253,415
Noncontrolling interest	620,591	556,358
Total equity	5,301,985	5,809,773
Total liabilities and equity	$9,435,661	$8,388,299

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2016 and December 31, 2015. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Sales and other revenues	$10,535,700	$13,237,920	$19,764,327
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,765,927	10,239,218	17,228,385
Lower of cost or market inventory valuation adjustment	(291,938)	226,979	397,478
	8,473,989	10,466,197	17,625,863
Operating expenses (exclusive of depreciation and amortization)	1,018,839	1,060,373	1,144,940
General and administrative expenses (exclusive of depreciation and amortization)	125,648	120,846	114,609
Depreciation and amortization	363,027	346,151	363,381
Goodwill and asset impairment	654,084	—	—
Total operating costs and expenses	10,635,587	11,993,567	19,248,793
Income (loss) from operations	(99,887)	1,244,353	515,534
Other income (expense):
Earnings (loss) of equity method investments	14,213	(3,738)	(2,007)
Interest income	2,491	3,391	4,430
Interest expense	(72,192)	(43,470)	(43,646)
Loss on early extinguishment of debt	(8,718)	(1,370)	(7,677)
Other, net	(7,441)	9,402	866
	(71,647)	(35,785)	(48,034)
Income (loss) before income taxes	(171,534)	1,208,568	467,500
Income tax provision:
Current	(79,181)	552,196	334,834
Deferred	98,592	(146,136)	(193,662)
	19,411	406,060	141,172
Net income (loss)	(190,945)	802,508	326,328
Less net income attributable to noncontrolling interest	69,508	62,407	45,036
Net income (loss) attributable to HollyFrontier stockholders	$(260,453)	$740,101	$281,292
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.48)	$3.91	$1.42
Diluted	$(1.48)	$3.90	$1.42
Average number of common shares outstanding:
Basic	176,101	188,731	197,243
Diluted	176,101	188,940	197,428

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014

Net income (loss)	$(190,945)	$802,508	$326,328
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	81	29	(153)
Reclassification adjustments to net income on sale or maturity of marketable securities	23	9	(4)
Net unrealized gain (loss) on marketable securities	104	38	(157)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(17,625)	(5,847)	105,414
Reclassification adjustments to net income on settlement of cash flow hedging instruments	41,585	(47,492)	(50,682)
Amortization of unrealized loss attributable to discontinued cash flow hedges	1,080	1,080	1,080
Net unrealized gain (loss) on hedging instruments	25,040	(52,259)	55,812
Other post-retirement benefit obligations:
Gain (loss) on post-retirement healthcare plan	2,363	3,278	(7,434)
Post-retirement healthcare plan gain reclassified to net income	(3,482)	(3,299)	(4,296)
Gain (loss) on retirement restoration plan	(9)	80	(615)
Retirement restoration plan loss reclassified to net income	15	20	920
Net change in other post-retirement benefit obligations	(1,113)	79	(11,425)
Other comprehensive income (loss) before income taxes	24,031	(52,142)	44,230
Income tax expense (benefit)	9,322	(20,237)	17,098
Other comprehensive income (loss)	14,709	(31,905)	27,132
Total comprehensive income (loss)	(176,236)	770,603	353,460
Less noncontrolling interest in comprehensive income (loss)	69,450	62,551	45,096
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(245,686)	$708,052	$308,364

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(190,945)	$802,508	$326,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	363,027	346,151	363,381
Goodwill and asset impairment	654,084	—	—
Lower of cost or market inventory valuation adjustment	(291,938)	226,979	397,478
Net loss of equity method investments, inclusive of distributions	961	8,613	5,257
(Gain) loss on early extinguishment of debt	8,718	(3,788)	1,489
Gain on sale of assets	(72)	(8,677)	(866)
Deferred income taxes	98,592	(146,136)	(193,662)
Equity-based compensation expense	25,561	30,367	29,598
Change in fair value – derivative instruments	(12,155)	38,525	(22,668)
(Increase) decrease in current assets:
Accounts receivable	(127,221)	238,392	108,876
Inventories	(1,869)	(33,717)	(78,842)
Income taxes receivable	(68,371)	11,719	94,237
Prepayments and other	16,555	13,291	1,486
Increase (decrease) in current liabilities:
Accounts payable	247,603	(406,339)	(217,541)
Income taxes payable	(8,142)	(11,500)	19,642
Accrued liabilities	16,142	(6,924)	8,047
Turnaround expenditures	(125,254)	(89,365)	(96,803)
Other, net	(3,005)	(30,473)	13,159
Net cash provided by operating activities	602,271	979,626	758,596

Cash flows from investing activities:
Additions to properties, plants and equipment	(372,195)	(483,034)	(366,135)
Additions to properties, plants and equipment – HEP	(107,595)	(193,121)	(198,686)
Purchase of equity method investment - HEP	(42,627)	(55,032)	—
Proceeds from sale of assets	849	19,264	16,633
Purchases of marketable securities	(546,632)	(509,338)	(1,025,602)
Sales and maturities of marketable securities	266,603	839,513	1,276,447
Other, net	—	—	5,021
Net cash used for investing activities	(801,597)	(381,748)	(292,322)

Cash flows from financing activities:
Borrowings under credit agreements	869,000	973,900	642,300
Repayments under credit agreements	(1,028,000)	(832,900)	(434,300)
Net proceeds from issuance of senior notes – HFC	992,550	—	—
Net proceeds from issuance of senior notes – HEP	394,000	—	—
Net proceeds from issuance of term loan	350,000	—	—
Repayment of term loan	(350,000)	—	—
Redemption of senior notes	—	(155,156)	—
Redemption of senior notes - HEP	—	—	(156,188)
Repayment of financing obligation	(39,500)	—	—
Net proceeds from common unit offerings - HEP	125,870	—	—
Purchase of treasury stock	(133,430)	(742,823)	(158,847)
Dividends	(234,004)	(246,908)	(647,197)
Distributions to noncontrolling interest	(92,607)	(83,268)	(78,202)
Excess tax benefit from equity-based compensation	—	—	2,040
Other, net	(10,507)	(12,175)	(7,998)
Net cash provided by (used for) financing activities	843,372	(1,099,330)	(838,392)

Cash and cash equivalents:
Increase (decrease) for the period	644,046	(501,452)	(372,118)
Beginning of period	66,533	567,985	940,103
End of period	$710,579	$66,533	$567,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54,074	$46,442	$55,716
Income taxes	$40,236	$586,447	$237,907
See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2013	$2,560	$3,990,630	$3,144,480	$822	$(1,138,872)	$609,778	$6,609,398
Net income	—	—	281,292	—	—	45,036	326,328
Dividends	—	—	(647,195)	—	—	—	(647,195)
Distributions to noncontrolling interest holders	—	—	—	—	—	(78,202)	(78,202)
Other comprehensive income, net of tax	—	—	—	27,072	—	60	27,132
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(15,101)	—	—	15,101	—	—
Equity-based compensation, inclusive of tax benefit	—	28,099	—	—	—	3,539	31,638
Purchase of treasury stock	—	—	—	—	(165,304)	—	(165,304)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,577)	(3,577)
Other	—	—	—	—	—	501	501
Balance at December 31, 2014	$2,560	$4,003,628	$2,778,577	$27,894	$(1,289,075)	$577,135	$6,100,719
Net income	—	—	740,101	—	—	62,407	802,508
Dividends	—	—	(247,489)	—	—	—	(247,489)
Distributions to noncontrolling interest holders	—	—	—	—	—	(83,268)	(83,268)
Other comprehensive income (loss), net of tax	—	—	—	(32,049)	—	144	(31,905)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(14,958)	—	—	14,958	—	—
Equity-based compensation, inclusive of tax benefit	—	22,382	—	—	—	3,483	25,865
Purchase of treasury stock	—	—	—	—	(753,114)	—	(753,114)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,555)	(3,555)
Other	—	—	—	—	—	12	12
Balance at December 31, 2015	$2,560	$4,011,052	$3,271,189	$(4,155)	$(2,027,231)	$556,358	$5,809,773
Net income (loss)	—	—	(260,453)	—	—	69,508	(190,945)
Dividends	—	—	(234,008)	—	—	—	(234,008)
Distributions to noncontrolling interest holders	—	—	—	—	—	(92,607)	(92,607)
Other comprehensive income (loss), net of tax	—	—	—	14,767	—	(58)	14,709
Equity attributable to HEP common unit issuances, net of tax	—	23,110	—	—	—	88,166	111,276
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(25,982)	—	—	25,982	—	—
Equity-based compensation, inclusive of tax benefit	—	18,625	—	—	—	2,727	21,352
Purchase of treasury stock	—	—	—	—	(134,062)	—	(134,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,521)	(3,521)
Other	—	—	—	—	—	18	18
Balance at December 31, 2016	$2,560	$4,026,805	$2,776,728	$10,612	$(2,135,311)	$620,591	$5,301,985

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of December 31, 2016, we:

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

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 37% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”) that closed on February 1, 2017. See Note 2 for additional information.

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $2.3 million at both December 31, 2016 and 2015.

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

Inventories: Inventories are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. Cost, consisting of raw material, transportation and conversion costs, is determined using the LIFO inventory valuation methodology and market is determined using current replacement costs. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or market.

At December 31, 2016, and 2015, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $332.5 million and $624.5 million, respectively.

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. See Note 13 for additional information.

Properties, plants and equipment: Properties, plants and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 15 to 32 years for refining, pipeline and terminal facilities, 10 to 40 years for buildings and improvements, 5 to 30 years for other fixed assets and 5 years for vehicles.

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

Our asset retirement obligations were $22.1 million and $20.7 million at December 31, 2016 and 2015, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2016, 2015 and 2014.

Intangibles, Goodwill and long-lived assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized while, intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Our analysis entails a comparison of the estimated fair value of these assets that are derived using a combination of both income (discounted future expected net cash flows) and comparable market approaches against their respective carrying values. Estimates of future cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups. These refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

See Note 10 for information regarding goodwill and long-lived asset impairment charges recorded during the year ended December 31, 2016.

Our consolidated HEP assets include a third-party transportation agreement, an intangible asset, that currently generates minimum annual cash inflows of $26.0 million and has an expected remaining term through 2035. The transportation agreement is being amortized on a straight-line basis through 2035 that results in annual amortization expense of $2.0 million. The balance of this transportation agreement was $36.5 million and $38.5 million at December 31, 2016, and 2015, respectively, and is presented net of accumulated amortization of $23.7 million and $21.7 million respectively, in “Intangibles and other” in our consolidated balance sheets.

Investments in Joint Ventures: We consolidate the financial and operating results of joint ventures in which we have an ownership interest of greater than 50% or a controlling interest with respect to VIE's, and use the equity method of accounting for investments in which we have a noncontrolling interest, yet have have significant influence over the entity. Under the equity method of accounting, we record our pro-rata share of earnings, and contributions to and distributions from joint ventures as adjustments to our investment balance.

HEP has a 50% joint venture interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”); a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”); and a 25% joint venture interest in SLC Pipeline, LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area, that are accounted for using the equity method of accounting. As of December 31, 2016, HEP's underlying equity and recorded investment balances in the joint ventures are $109.3 million and $165.6 million, respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $110.6 million, $107.8 million and $96.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Environmental Costs: Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations. We have ongoing investigations of environmental matters at various locations as part of our assessment process to determine the amount of environmental obligation we may have, if any, with respect to these matters for which we have recorded the estimated cost of the studies. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

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

For the year ended December 31, 2016, we recorded an income tax expense of $19.4 million compared $406.1 million and $141.2 million for the years ended December 31, 2015 and 2014, respectively. This decrease was due principally to a pre-tax loss during the year ended December 31, 2016 compared to pre-tax earnings in the same periods of 2015 and 2014. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were (11.3)%, 33.6% and 30.2% for the years ended December 31, 2016, 2015 and 2014, respectively. The year-over-year decrease in the effective tax rate in 2016 was due principally to the effects of the second quarter $309.3 million goodwill impairment charge, a significant cause of our $171.5 million loss before income taxes for the year ended December 31, 2016, that is not deductible for income tax purposes.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the years ended December 31, 2016, 2015 and 2014, we received proceeds of $57.0 million, $115.4 million and $77.3 million and subsequently repaid $58.0 million, $115.3 million and $78.1 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Share-Based Compensation
In March 2016, Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective January 1, 2017. We do not expect this standard to have a material impact on our financial condition, results of operations and cash flows.

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

Consolidation
In February 2015, ASU 2015-02, “Consolidation,” was issued to improve consolidation guidance for certain legal entities. It modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities involved with VIEs, particularly those that have fee arrangements and related party provisions and provides a scope exception from consolidation guidance for certain reporting entities that comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. We adopted this standard effective January 1, 2016, which had no affect our financial position or results of operations.

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we anticipate to account for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. Our preparation for adoption of this standard is in progress, and we are currently evaluating terms, conditions and our performance obligations of our existing contracts with customers. We are evaluating the effect of this standard on our revenue recognition policies and whether it will have a material impact on our financial condition, results of operations or cash flows.

NOTE 2:	PCLI Acquisition

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI that closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

PCLI is located in Mississauga, Ontario and is a producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

This acquisition will be accounted for as business combination, with the $862.1 million cash purchase price plus the fair value of additional consideration allocated to the the acquisition date fair value of assets and liabilities acquired. Due to the short timeframe between the closing of this acquisition and filing of this Annual Report on Form 10-K, we have not completed the detailed valuation studies necessary to arrive at the required fair value estimates of the acquired PCLI assets, liabilities assumed and related purchase price allocations.

NOTE 3:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.'s (“Alon”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% ownership interest in each of the Frontier Pipeline, the Osage Pipeline and the Cheyenne Pipeline; and a 25% interest in the SLC Pipeline.

As of December 31, 2016, we owned a 37% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the year ended December 31, 2016. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cheyenne Pipeline
On June 3, 2016, HEP acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie, Wyoming to Cheyenne, Wyoming and has an 80,000 BPD capacity.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Magellan Asset Exchange
On February 22, 2016, we obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Under the agreement, we will be charged tariffs based on the volumes of refined product processed. Osage is the owner of the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. This exchange was accounted for at fair value, whereby the 50% membership interest in the Osage Pipeline was recorded at appraised fair value and an offsetting residual deferred credit in the amount of $38.9 million was recorded, which will be amortized to cost of products sold over the 20-year service period. No gain or loss was recorded for this exchange.

Also on February 22, 2016, we contributed the 50% membership interest in Osage to HEP, and in exchange received HEP's El Paso terminal. Pursuant to this exchange, HEP agreed to build two connections to Magellan Midstream's El Paso terminal. In addition, HEP agreed to become the operator of the Osage Pipeline. This exchange was accounted for at carry-over basis with no resulting gain or loss.

El Dorado Asset Transaction
On November 1, 2015, HEP acquired from us newly constructed naphtha fractionation and hydrogen generation units at our El Dorado Refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments that provide minimum annualized payments to HEP of $15.1 million.

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Aspen LLC (previously known as Frontier Pipeline Company), owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah, has a 72,000 BPD capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2016, these agreements result in minimum annualized payments to HEP of $321.0 million.

Our transactions with HEP including the acquisitions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HEP's recent common unit issuances (2014 through present) are summarized below:

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2016, HEP has issued 703,455 units under this program, providing $23.0 million in net proceeds. In connection with this program and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $0.5 million as of December 31, 2016.

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

NOTE 4:	Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of investments in marketable securities and derivative instruments.

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

The carrying values of marketable securities and derivative instruments at December 31, 2016 and December 31, 2015 were as follows:

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
		(In thousands)
December 31, 2016
Assets:
Marketable securities	$424,148	$—	$424,148	$—
Commodity price swaps	14,563	—	14,358	205
Commodity forward contracts	5,905	—	5,905	—
HEP interest rate swaps	91	—	91	—
Total assets	$444,707	$—	$444,502	$205

Liabilities:
NYMEX futures contracts	$1,975	$1,975	$—	$—
Commodity price swaps	26,845	—	24,086	2,759
Commodity forward contracts	8,316	—	8,316	—
Foreign currency forward contracts	6,519	—	6,519	—
Total liabilities	$43,655	$1,975	$38,921	$2,759

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2015
Assets:
Marketable securities	$144,019	$—	$144,019	$—
NYMEX futures contract	3,469	3,469	—	—
Commodity price swaps	37,097	—	37,097	—
HEP interest rate swaps	304	—	304	—
Total assets	$184,889	$3,469	$181,420	$—

Liabilities:
Commodity price swaps	$98,930	$—	$98,930	$—
HEP interest rate swaps	114	—	114	—
Total liabilities	$99,044	$—	$99,044	$—

Level 1 Financial Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Investments in marketable securities, derivative instruments consisting of commodity price swaps and forward sales and purchase contracts and HEP's interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP's interest rate swaps. The fair value of the marketable securities is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input.

Level 3 Financial Instruments
We have commodity price swap contracts that relate to forecasted sales of unleaded gasoline, and at times have forward commodity sales and purchase contracts, for which quoted forward market prices are not readily available. The forward rate used to value these price swaps and forward sales and purchase contracts are derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
Level 3 Financial Instruments	2016	2015
	(In thousands)
Liability balance at beginning of period	$—	$—
Change in fair value:
Recognized in other comprehensive income	(1,460)	3,852
Recognized in cost of products sold	(1,094)	—
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	(3,852)
Liability balance at end of period	$(2,554)	$—

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $0.3 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

During the year ended December 31, 2016, we recognized goodwill and long-lived asset impairment charges based on fair value measurements (see Note 10). Also, we recognized a non-recurring fair value measurement of $44.4 million that relates to HEP’s equity interest in Osage in February 2016. The fair value measurements were based on a combination of valuation methods including discounted cash flows, and the guideline public company and guideline transaction methods, Level 3 inputs.

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(260,453)	$740,101	$281,292
Participating securities’ (restricted stock) share in earnings	1,003	2,306	820
Net income (loss) attributable to common shares	$(261,456)	$737,795	$280,472
Average number of shares of common stock outstanding	176,101	188,731	197,243
Effect of dilutive variable restricted shares and performance share units (1)	—	209	185
Average number of shares of common stock outstanding assuming dilution	176,101	188,940	197,428
Basic earnings (loss) per share	$(1.48)	$3.91	$1.42
Diluted earnings (loss) per share	$(1.48)	$3.90	$1.42

(1) Excludes anti-dilutive restricted and performance share units of:	469	89	356

NOTE 6:	Stock-Based Compensation

As of December 31, 2016, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $22.8 million, $26.9 million and $26.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $2.7 million, $3.5 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2016 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2016 (non-vested)	722,525	$47.50
Granted	894,879	21.66
Vesting (transfer/conversion to common stock)	(409,016)	45.09
Forfeited	(19,614)	48.02
Outstanding at December 31, 2016 (non-vested)	1,188,774	$28.87	$37,426

For the years ended December 31, 2016, 2015 and 2014, restricted stock and restricted stock units vested having a grant date fair value of $18.4 million, $14.2 million and $18.2 million, respectively. For the years ended December 31, 2015 and 2014, we granted restricted stock and restricted stock units having a weighted average grant date fair value of $49.92 and $42.03, respectively. As of December 31, 2016, there was $24.2 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of December 31, 2016, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 67% of target amounts.

A summary of performance share unit activity and changes during the year ended December 31, 2016 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2016 (non-vested)	637,938
Granted	376,275
Vesting and transfer of ownership to recipients	(161,610)
Forfeited	(148,664)
Outstanding at December 31, 2016 (non-vested)	703,939

For the year ended December 31, 2016, we issued 76,404 shares of common stock, representing a 47% payout on vested performance share units having a grant date fair value of $7.4 million. For the years ended December 31, 2015 and 2014, we issued common stock upon the vesting of the performance share units having a grant date fair value of $10.4 million and $14.3 million, respectively. As of December 31, 2016, there was $14.5 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.79 per unit. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at December 31, 2016 consisted of cash, cash equivalents and investments in marketable securities.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

The following is a summary of our marketable securities as of December 31, 2016 and 2015, respectively:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2016
Commercial paper	$7,687	$1	$(1)	$7,687
Corporate debt securities	4,001	—	—	4,001
State and political subdivisions debt securities	412,462	1	(3)	412,460
Total marketable securities	$424,150	$2	$(4)	$424,148

December 31, 2015
Commercial paper	$22,876	$1	$(2)	$22,875
Corporate debt securities	32,311	—	(41)	32,270
State and political subdivisions debt securities	88,935	6	(67)	88,874
Total marketable securities	$144,122	$7	$(110)	$144,019

Interest income recognized on our marketable securities was $0.8 million, $1.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 8:	Inventories

Inventory consists of the following components:

	December 31,
	2016	2015
	(In thousands)
Crude oil	$549,886	$518,922
Other raw materials and unfinished products(1)	287,561	214,832
Finished products(2)	465,432	603,568
Lower of cost or market reserve	(332,518)	(624,457)
Process chemicals(3)	2,767	4,477
Repairs and maintenance supplies and other (4)	162,548	124,527
Total inventory	$1,135,676	$841,869

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs

Inventories which are valued at the lower of LIFO cost or market reflect a valuation reserve of $332.5 million and $624.5 million at December 31, 2016 and 2015, respectively. The December 31, 2015 market reserve of $624.5 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new market reserve of $332.5 million was established as of December 31, 2016 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of goods sold of $291.9 million for the year ended December 31, 2016 and an increase of $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2016, 2015 and 2014, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

NOTE 9:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2016	2015
	(In thousands)
Land, buildings and improvements	$326,097	$305,712
Refining facilities	3,382,369	2,833,125
Pipelines and terminals	1,392,898	1,321,398
Transportation vehicles	18,841	21,289
Other fixed assets	153,463	158,401
Construction in progress	273,188	850,264
	5,546,856	5,490,189
Accumulated depreciation	(1,538,408)	(1,374,527)
	$4,008,448	$4,115,662

During the year ended December 31, 2016, we recorded impairment charges of $308.3 million that are attributable to properties, plant and equipment of our Cheyenne reporting unit. See Note 10 for additional information.

We capitalized interest attributable to construction projects of $8.0 million, $5.5 million and $11.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense was $247.9 million, $233.3 million and $261.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, depreciation expense included $62.7 million, $58.7 million and $58.1 million, respectively, attributable to HEP operations.

NOTE 10:	Goodwill and Long-lived Asset Impairment

As of December 31, 2016, our goodwill balance was $2.0 billion, with goodwill assigned to our refining and HEP segments of $1.7 billion and $0.3 billion, respectively.

During the second quarter of 2016, we performed interim goodwill impairment and related long-lived asset impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances that are indicators of potential goodwill and long-lived asset impairment. The indicators included lower than typical gross margins during the summer driving season, a decrease in the gross margin outlook and decrease in our market capitalization due to a decline in our common share price.
Our testing first assessed the carrying values of our refining long-lived asset groups for recoverability. This entailed a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.
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
As a result of our impairment testing during the second quarter of 2016, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million that principally related to properties, plant and equipment. Additionally, the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was also recorded, representing all of the goodwill allocated to our Cheyenne Refinery. Our interim testing did not identify any impairment related to our El Dorado reporting unit.

We performed our annual goodwill impairment testing at July 1, 2016 and determined that the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 4%. Additionally, testing indicated no impairment of goodwill attributable to our HEP reporting unit. The market outlook for future crack spreads has since improved and based on subsequent testing, the fair value of the El Dorado reporting unit exceeded its carrying value by approximately 20% at December 31, 2016. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

As of December 31, 2016, accumulated goodwill losses recognized totaled $309.3 million, all of which relates to our Refining segment. There were no impairments of goodwill or long-lived assets during the years ended December 31, 2015 and 2014.

NOTE 11:	Environmental

We expensed $6.6 million, $14.7 million and $28.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $96.4 million and $98.1 million at December 31, 2016 and 2015, respectively, of which $82.9 million and $83.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1 billion senior unsecured revolving credit facility maturing in July 2019 (the “HollyFrontier Credit Agreement”) that was amended in February 2017, increasing the size of the credit facility to $1.35 billion and extending the maturity to February 2022. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the year ended December 31, 2016, we received advances totaling $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement. At December 31, 2016, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

Indebtedness under the HollyFrontier Credit Agreement bears interest, at our option at either a) an alternate base rate (as defined in the credit agreement) plus an applicable margin of (ranging from 0.125% - 1.000%), b) LIBOR plus an applicable margin (ranging from 1.125% to 2.000%), or c) Canadian Dealer Offered Rate plus an applicable margin (ranging from 1.125% to 2.000%) for Canadian dollar denominated borrowings.
HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the year ended December 31, 2016, HEP received advances totaling $554.0 million and repaid $713.0 million under the HEP Credit Agreement. At December 31, 2016, HEP was in compliance with all of its covenants, had outstanding borrowings of $553.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings were 2.98% and 2.572% at December 31, 2016 and 2015, respectively.

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

HollyFrontier Senior Notes
In March 2016 and November 2016, we issued $250 million and $750 million, respectively, in aggregate principal amount of 5.875% senior notes (the “HollyFrontier Senior Notes”) maturing April 2026. The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

In June 2015, we redeemed our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018 at a redemption cost of $155.2 million at which time we recognized a $1.4 million early extinguishment loss consisting of a $5.2 million debt redemption premium, net of an unamortized premium of $3.8 million.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

HollyFrontier Financing Obligation
In March 2016, we extinguished a financing obligation at a cost of $39.5 million and recognized an $8.7 million loss on the early termination. The financing obligation related to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains in October 2009 for $40.0 million.

HollyFrontier Term Loan
In April 2016, we entered into a $350 million senior unsecured term loan (the “HollyFrontier Term Loan”) maturing in April 2019. The HollyFrontier Term Loan was fully repaid with proceeds received upon the November 2016 issuance of the HollyFrontier Senior Notes.

HEP Senior Notes
On January 4, 2017, HEP redeemed its $300 million aggregate principal amount of 6.50% senior notes maturing March 2020 at a redemption cost of $316.4 million, at which time HEP recognized a $12.2 million early extinguishment loss. HEP funded the redemption with borrowings under the HEP Credit Agreement.

In July 2016, HEP issued $400 million in aggregate principal amount of 6.0% HEP senior notes maturing in 2024 in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

The 6.0% HEP senior notes (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of long-term debt are as follows:

	December 31,
	2016	2015
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$—
Unamortized discount and debt issuance costs	(8,775)	—
	991,225	—

Financing Obligation	—	31,288

Total HollyFrontier long-term debt	991,225	31,288

HEP Credit Agreement	553,000	712,000

HEP 6% Senior Notes
Principal	400,000	—
Unamortized discount and debt issuance costs	(6,607)	—
	393,393	—

HEP 6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,481)	(3,248)
	297,519	296,752

Total HEP long-term debt	1,243,912	1,008,752

Total long-term debt	$2,235,137	$1,040,040

The fair values of the senior notes are as follows:

	December 31,
	2016	2015
	(In thousands)

HollyFrontier 5.875% Senior Notes	$1,022,500	$—

HEP Senior Notes	$723,750	$295,500

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.
Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2017	$—
2018	553,000
2019	—
2020	300,000
2021	—
Thereafter	1,400,000
Total	$2,253,000

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 13:	Derivative Instruments and Hedging Activities

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Year Ended December 31, 2016
Commodity price swaps
Change in fair value	$(17,018)
Loss reclassified to earnings due to settlements	41,077	Sales and other revenues	$(20,293)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(21,864)	Operating expenses	$—
Total	$25,139		$(42,157)		$—

Year Ended December 31, 2015
Commodity price swaps
Change in fair value	$(3,983)	Sales and other revenues	$245,819	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(49,592)	Cost of products sold	(179,700)	Cost of products sold	4,376
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(17,607)	Operating expenses	547
Total	$(52,495)		$48,512		$4,649

Year Ended December 31, 2014
Commodity price swaps
Change in fair value	$107,518	Sales and other revenues	$88,326	Sales and other revenues	$274
Gain reclassified to earnings due to settlements	(52,884)	Cost of products sold	(37,313)	Cost of products sold	(4,377)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	791	Operating expenses	(547)
Total	$55,714		$51,804		$(4,650)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2016, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions (all maturing in 2017):

Derivative instruments	Total Outstanding Notional	Unit of Measure

Natural gas price swaps - long	9,600,000	MMBTU
WTI crude oil price swaps - long	519,000	Barrels
Sub-octane gasoline price swaps - short	519,000	Barrels
Forward gasoline and diesel contracts - short	175,000	Barrels
Physical crude contracts - short	150,000	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 9,600,000 MMBTU's to be purchased ratably through 2017. As of December 31, 2016, we have an unrealized loss of $1.1 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to fix our purchase price on forecasted purchases of WTI crude oil and forecasted sales of refined product, and to lock in the basis spread differentials on forecasted purchases of crude oil and natural gas. Also, we have NYMEX futures contracts to lock in prices on forecasted purchases of inventory. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Years Ended December 31,
Location of Gain (Loss) Recognized in Income	2016	2015	2014
	(In thousands)
Cost of products sold	$(6,889)	$48,082	$68,509
Operating expenses	7,276	(12,003)	(185)
Other, net	(6,520)	—	—
Total	$(6,133)	$36,079	$68,324

As of December 31, 2016, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges (all maturing in 2017):

Derivative Instrument	Total Outstanding Notional	Unit of Measure

Crude price swaps (basis spread) - long	3,645,000	Barrels
Natural gas price swaps (basis spread) - long	10,308,000	MMBTU
Natural gas price swaps - long	9,600,000	MMBTU
Natural gas price swaps - short	9,600,000	MMBTU
WTI crude oil price swaps - long	310,000	Barrels
WTI crude oil price swaps - short	310,000	Barrels
Sub-octane gasoline price swaps - short	310,000	Barrels
Sub-octane gasoline price swaps - long	310,000	Barrels
NYMEX futures (WTI) - short	755,000	Barrels
Forward gasoline and diesel contracts - long	1,225,000	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2016, we had Canadian currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price) at a USD / CAD exchange rate of 1.33. These swap contracts were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of December 31, 2016, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Loss Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Year Ended December 31, 2016
Interest rate swaps
Change in fair value	$(607)
Loss reclassified to earnings due to settlements	508	Interest expense	$(508)
Total	$(99)		$(508)

Year Ended December 31, 2015
Interest rate swaps
Change in fair value	$(1,864)
Loss reclassified to earnings due to settlements	2,100	Interest expense	$(2,100)
Total	$236		$(2,100)

Year Ended December 31, 2014
Interest rate swaps
Change in fair value	$(2,104)
Loss reclassified to earnings due to settlements	2,202	Interest expense	$(2,202)
Total	$98		$(2,202)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,185	$(431)	$12,754
Commodity forward contracts	—	—	—	2,978	—	2,978
Interest rate swap contracts	91	—	91	—	—	—
	$91	$—	$91	$16,163	$(431)	$15,732

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$4,244	$(756)	$3,488	$12,903	$(9,887)	$3,016
NYMEX futures contracts	—	—	—	1,975	—	1,975
Commodity forward contracts	5,905	—	5,905	5,338	—	5,338
Foreign currency forward contracts	—	—	—	6,519	—	6,519
	$10,149	$(756)	$9,393	$26,735	$(9,887)	$16,848

Total net balance			$9,484			$32,580

Balance sheet classification:	Prepayment and other		$9,484	Accrued liabilities		$32,580

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2015
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$38,755	$—	$38,755
Interest rate swap contracts	304	—	304	114	—	114
	$304	$—	$304	$38,869	$—	$38,869

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$60,196	$(37,118)	$23,078
NYMEX futures contracts	3,469	—	3,469	—	—	—
	$3,469	$—	$3,469	$60,196	$(37,118)	$23,078

Total net balance			$3,773			$61,947

Balance sheet classification:	Prepayment and other		$3,469	Accrued liabilities		$36,976
	Intangibles and other		304	Other long-term liabilities		$24,971
			$3,773			$61,947

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2016, we had a pre-tax net unrealized loss of $15.8 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2017. Assuming commodity prices and interest rates remain unchanged, this unrealized loss will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 14:	Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current
Federal	$(71,878)	$480,446	$294,509
State	(7,304)	71,750	40,325
Deferred
Federal	100,208	(127,714)	(168,756)
State	(1,615)	(18,422)	(24,906)
	$19,411	$406,060	$141,172

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Tax computed at statutory rate	$(60,037)	$422,999	$163,625
State income taxes, net of federal tax benefit	(14,056)	40,385	13,641
Domestic production activities deduction	4,170	(35,200)	(20,998)
Noncontrolling interest in net income	(26,903)	(24,155)	(17,431)
Goodwill	119,722	—	—
Other	(3,485)	2,031	2,335
	$19,411	$406,060	$141,172

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(618,053)	$(618,053)
Accrued employee benefits	21,355	—	21,355
Accrued post-retirement benefits	10,024	—	10,024
Accrued environmental costs	41,152	—	41,152
Hedging instruments	7,396	—	7,396
Inventory differences	—	(8,341)	(8,341)
Deferred turnaround costs	—	(83,993)	(83,993)
Net operating loss and tax credit carryforwards	23,203	—	23,203
Investment in HEP	—	(27,276)	(27,276)
Other	14,119	—	14,119
Total	$117,249	$(737,663)	$(620,414)

	December 31, 2015
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(648,542)	$(648,542)
Accrued employee benefits	22,355	—	22,355
Accrued post-retirement benefits	11,518	—	11,518
Accrued environmental costs	42,517	—	42,517
Hedging instruments	21,815	—	21,815
Inventory differences	175,614	—	175,614
Deferred turnaround costs	—	(104,944)	(104,944)
Net operating loss and tax credit carryforwards	8,033	—	8,033
Investment in HEP	—	(23,429)	(23,429)
Other	—	(2,843)	(2,843)
Total	$281,852	$(779,758)	$(497,906)

At December 31, 2016, we had a U.S. federal income tax net operating loss of $199.0 million that is scheduled to be carried back to 2014. As a result of this net operating loss, we expect to pay alternative minimum tax for 2016 and to generate a deferred credit. We generated a $11.0 million state operating loss, which can be carried back in some states, but is generally carried forward for 5 to 20 years. We also generated an Oklahoma income tax credit of $3.0 million that can be carried forward indefinitely, and a Kansas income tax credit that can be carried forward for 16 tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Balance at January 1	$—	$—	$9,006
Additions based on tax positions related to the current year	22,137	—	—
Settlements	—	—	(9,006)
Balance at December 31	$22,137	$—	$—

At December 31, 2016 there were $22.1 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We had no unrecognized benefits at December 31, 2015 or 2014. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The 2016 addition to unrecognized tax benefits relates to claims filed with the IRS on the federal income tax treatment of refundable biodiesel/ethanol blending tax credits for certain prior years. The issues related to the claims are complex and uncertain, and we cannot conclude that it is more likely than not that we will sustain the claims. Therefore, no tax benefit has been recognized for the filed claims. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within 12 months of the reporting date based on additional filings.

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2011. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2013.

NOTE 15:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Years Ended December 31,
	2016	2015	2014

Common shares outstanding at January 1	180,234,388	196,086,090	198,830,351
Issuance of restricted stock, excluding restricted stock with performance feature	870,378	447,534	376,622
Vesting of performance units	76,404	136,896	416,111
Vesting of restricted stock with performance feature	40,294	43,774	77,430
Forfeitures of restricted stock	(16,795)	(51,332)	(76,107)
Purchase of treasury stock (1)	(3,859,403)	(16,428,574)	(3,538,317)
Common shares outstanding at December 31	177,345,266	180,234,388	196,086,090

(1)
Includes 147,922, 151,967 and 279,680 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2016, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2016, 2015 and 2014, we withheld shares of our common stock from certain employees in the amounts of $4.7 million, $6.2 million and $11.4 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 16:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2016
Net unrealized gain on marketable securities	$104	$40	$64
Net unrealized gain on hedging instruments	25,040	9,713	15,327
Net change in other post-retirement benefit obligations	(1,113)	(431)	(682)
Other comprehensive income	24,031	9,322	14,709
Less other comprehensive loss attributable to noncontrolling interest	(58)	—	(58)
Other comprehensive gain attributable to HollyFrontier stockholders	$24,089	$9,322	$14,767

Year Ended December 31, 2015
Net unrealized gain on marketable securities	$38	$14	$24
Net unrealized loss on hedging instruments	(52,259)	(20,282)	(31,977)
Net change in other post-retirement benefit obligations	79	31	48
Other comprehensive loss	(52,142)	(20,237)	(31,905)
Less other comprehensive income attributable to noncontrolling interest	144	—	144
Other comprehensive loss attributable to HollyFrontier stockholders	$(52,286)	$(20,237)	$(32,049)

Year Ended December 31, 2014
Net unrealized loss on marketable securities	$(157)	$(62)	$(95)
Net unrealized gain on hedging instruments	55,812	21,583	34,229
Net change in other post-retirement benefit obligations	(11,425)	(4,423)	(7,002)
Other comprehensive income	44,230	17,098	27,132
Less other comprehensive income attributable to noncontrolling interest	60	—	60
Other comprehensive income attributable to HollyFrontier stockholders	$44,170	$17,098	$27,072

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Marketable securities	$(23)	$(51)	$4	Interest income
	—	42	—	Gain on sale of assets
	(23)	(9)	4
	(9)	(3)	2	Income tax expense (benefit)
	(14)	(6)	2	Net of tax

Hedging instruments:
Commodity price swaps	(20,293)	245,819	88,326	Sales and other revenues
	—	(179,700)	(37,313)	Cost of products sold
	(21,864)	(17,607)	791	Operating expenses
Interest rate swaps	(508)	(2,100)	(2,202)	Interest expense
	(42,665)	46,412	49,602
	(16,387)	18,454	19,712	Income tax expense (benefit)
	(26,278)	27,958	29,890	Net of tax
	320	1,273	1,335	Noncontrolling interest
	(25,958)	29,231	31,225	Net of tax and noncontrolling interest

Other post-retirement benefit obligations:
Post-retirement healthcare obligation	130	271	482	Cost of products sold
	2,989	2,681	3,366	Operating expenses
	363	347	448	General and administrative expenses
	3,482	3,299	4,296
	1,348	1,277	1,663	Income tax expense
	2,134	2,022	2,633	Net of tax

Retirement restoration plan	(15)	(20)	(920)	General and administrative expenses
	(6)	(8)	(356)	Income tax benefit
	(9)	(12)	(564)	Net of tax

Total reclassifications for the period	$(23,847)	$31,235	$33,296

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2016	2015
	(In thousands)
Unrealized gain on post-retirement benefit obligations	$20,055	$20,737
Unrealized gain (loss) on marketable securities	3	(61)
Unrealized loss on hedging instruments, net of noncontrolling interest	(9,446)	(24,831)
Accumulated other comprehensive income (loss)	$10,612	$(4,155)

NOTE 17:	Retirement Plans

Post-retirement Healthcare Plans
We provide post-retirement medical benefits to certain eligible employees. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by these plans at December 31, 2016.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$21,201	$23,633
Service cost	1,294	1,694
Interest cost	787	819
Participant contributions	244	593
Amendments	21	—
Benefits paid	(2,171)	(2,260)
Actuarial loss (gain)	(2,384)	(3,278)
Post-retirement plans' benefit obligation - end of year	$18,992	$21,201

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	1,927	1,667
Participant contributions	244	593
Benefits paid	(2,171)	(2,260)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(18,992)	$(21,201)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(18,992)	$(21,201)

Amounts recognized in accumulated other comprehensive income (loss)
Cumulative actuarial loss	$771	$(1,613)
Prior service credit	32,434	35,937
Total	$33,205	$34,324

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.8 million in 2017; $1.7 million in 2018; $1.6 million in 2019; $1.6 million in 2020; $1.7 million in 2021; and $8.3 million in 2022 through 2026.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2016	2015

Discount rate	3.75%	3.90%
Current health care trend rate	7.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2030	2041

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Service cost – benefit earned during the year	$1,294	$1,694	$895
Interest cost on projected benefit obligations	787	819	638
Amortization of prior service credit	(3,482)	(3,482)	(4,296)
Amortization of net loss	—	183	—
Net periodic post-retirement credit	$(1,401)	$(786)	$(2,763)

Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plans. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2016	2015	2014

Discount rate	3.90%	3.60%	4.25%
Current health care trend rate	8.00%	8.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2041	2042	2045

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$187	$(156)
Interest cost	$56	$(49)
Year-end accumulated post-retirement benefit obligation	$1,286	$(1,118)

Pension Plan
We had a program that provided transition benefit payments to certain employees that participated in a previously terminated defined benefit plan. The program extended through 2014 and provided payments subsequent to year-end provided the employee was employed by us on the last day of each year. The payments were based on each employee's years of service and eligible salary. Transition benefit costs under this program were $10.8 million for the year ended December 31, 2014. In March 2015, we paid all remaining amounts owed to plan participants of $11.0 million.

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million, $0.1 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.7 million and $2.8 million at December 31, 2016 and 2015, respectively. As of December 31, 2016, the projected benefit obligation under this plan was $2.7 million. Annual benefit payments of $0.2 million are expected to be paid through 2026, which reflect expected future service.

Defined Contribution Plan
We have a defined contribution “401(k)” plan that covers substantially all employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match the employee's contributions. We expensed $17.5 million, $17.2 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with this plan.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 18:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2016, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2017	$75,156
2018	67,463
2019	61,893
2020	60,035
2021	56,684
Thereafter	172,627
Total	$493,858

Rental expense charged to operations was $93.2 million, $107.3 million and $89.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, rental expense included $8.5 million, $8.9 million and $8.0 million, respectively, in costs attributable to the HEP operations.

NOTE 19:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2017 through 2030.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2017 through 2033. At December 31, 2016, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2017	$136,052
2018	135,048
2019	123,105
2020	110,929
2021	98,834
Thereafter	894,033
Total	$1,498,001

Transportation and storage costs incurred under these agreements totaled $135.1 million, $137.7 million and $118.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP), a 50% ownership interest in each of the Frontier Pipeline, Osage Pipeline and the Cheyenne Pipeline and a 25% ownership interest in the SLC Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Refining (1,2)	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2016
Sales and other revenues	$10,467,190	$402,043	$168	$(333,701)	$10,535,700
Depreciation and amortization	$282,321	$68,811	$12,723	$(828)	$363,027
Income (loss) from operations	$(163,624)	$196,716	$(130,565)	$(2,414)	$(99,887)
Earnings of equity method investments	$—	$14,213	$—	$—	$14,213
Capital expenditures	$363,115	$107,595	$9,080	$—	$479,790
Total assets	$6,513,806	$1,920,487	$1,306,169	$(304,801)	$9,435,661

Year Ended December 31, 2015
Sales and other revenues	$13,171,183	$358,875	$663	$(292,801)	$13,237,920
Depreciation and amortization	$273,345	$61,690	$11,944	$(828)	$346,151
Income (loss) from operations	$1,190,578	$179,075	$(123,004)	$(2,296)	$1,244,353
Earnings (loss) of equity method investments	$—	$4,803	$(8,541)	$—	$(3,738)
Capital expenditures	$469,011	$193,121	$14,023	$—	$676,155
Total assets	$6,597,355	$1,812,279	$289,225	$(310,560)	$8,388,299

Year Ended December 31, 2014
Sales and other revenues	$19,706,225	$332,626	$2,103	$(276,627)	$19,764,327
Depreciation and amortization	$293,508	$60,911	$9,790	$(828)	$363,381
Income (loss) from operations	$492,853	$154,706	$(129,874)	$(2,151)	$515,534
Earnings of equity method investments	$—	$2,987	$(4,994)	$—	$(2,007)
Capital expenditures	$346,605	$198,686	$19,530	$—	$564,821
Total assets	$6,782,091	$1,617,133	$1,150,865	$(320,042)	$9,230,047

(1) For the year ended December 31, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, which is included in our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

(2) HEP acquired the crude oil tanks at our Tulsa Refineries in March 2016 and acquired a newly constructed crude unit, FCCU and polymerization unit at our Woods Cross Refinery in October 2016. As a result, we have recast our 2015 and 2014 HEP segment information to include these assets and related capital expenditures and certain operating expenses that were previously presented under the Refining segment. Additionally, prior year capital expenditures related to these assets have been recast as if they were incurred by HEP versus HFC in the statement of cash flows.

HEP segment revenues from external customers were $68.9 million, $66.7 million and $57.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 21:	Additional Financial Information

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

Condensed Consolidating Balance Sheet
December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$706,922	$3,657	$—	$710,579
Marketable securities	424,148	—	—	424,148
Accounts receivable, net	487,693	50,408	(58,902)	479,199
Inventories	1,134,274	1,402	—	1,135,676
Income taxes receivable	68,371	—	—	68,371
Prepayments and other	37,379	1,486	(5,829)	33,036
Total current assets	2,858,787	56,953	(64,731)	2,851,009

Properties, plants and equipment, net	2,874,041	1,365,568	(231,161)	4,008,448
Intangibles and other assets	2,077,683	497,966	555	2,576,204
Total assets	$7,810,511	$1,920,487	$(295,337)	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$967,347	$26,942	$(58,902)	$935,387
Accrued liabilities	115,878	37,793	(5,829)	147,842
Total current liabilities	1,083,225	64,735	(64,731)	1,083,229

Long-term debt	991,225	1,243,912	—	2,235,137
Liability to HEP	208,603	—	(208,603)	—
Deferred income tax liabilities	619,905	509	—	620,414
Other long-term liabilities	132,515	62,971	(590)	194,896

Investment in HEP	136,435	—	(136,435)	—
Equity – HollyFrontier	4,638,603	454,803	(412,012)	4,681,394
Equity – noncontrolling interest	—	93,557	527,034	620,591
Total liabilities and equity	$7,810,511	$1,920,487	$(295,337)	$9,435,661

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Balance Sheet
December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,520	$15,013	$—	$66,533
Marketable securities	144,019	—	—	144,019
Accounts receivable, net	355,020	41,075	(44,117)	351,978
Inventories	839,897	1,972	—	841,869
Prepayments and other	48,288	3,082	(7,704)	43,666
Total current assets	1,438,744	61,142	(51,821)	1,448,065

Properties, plants and equipment, net	3,027,614	1,333,563	(245,515)	4,115,662
Intangibles and other assets	2,410,879	417,574	(3,881)	2,824,572
Total assets	$6,877,237	$1,812,279	$(301,217)	$8,388,299

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$738,024	$22,583	$(44,117)	$716,490
Income tax payable	8,142	—	—	8,142
Accrued liabilities	117,346	26,341	(7,704)	135,983
Total current liabilities	863,512	48,924	(51,821)	860,615

Long-term debt	31,288	1,008,752	—	1,040,040
Liability to HEP	220,998	—	(220,998)	—
Deferred income tax liabilities	497,475	431	—	497,906
Other long-term liabilities	125,614	59,376	(5,025)	179,965

Investment in HEP	129,961	—	(129,961)	—
Equity – HollyFrontier	5,008,389	600,367	(355,341)	5,253,415
Equity – noncontrolling interest	—	94,429	461,929	556,358
Total liabilities and equity	$6,877,237	$1,812,279	$(301,217)	$8,388,299

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$10,467,358	$402,043	$(333,701)	$10,535,700
Operating costs and expenses:
Cost of products sold	9,062,757	—	(296,830)	8,765,927
Lower of cost or market valuation inventory adjustment	(291,938)	—	—	(291,938)
Operating expenses	928,483	123,985	(33,629)	1,018,839
General and administrative	113,117	12,531		125,648
Depreciation and amortization	308,569	68,811	(14,353)	363,027
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	10,775,072	205,327	(344,812)	10,635,587
Income (loss) from operations	(307,714)	196,716	11,111	(99,887)
Other income (expense):
Earnings of equity method investments	100,322	14,213	(100,322)	14,213
Interest income (expense)	(8,355)	(52,112)	(9,234)	(69,701)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Other, net	(8,118)	677	—	(7,441)
	75,131	(37,222)	(109,556)	(71,647)
Income (loss) before income taxes	(232,583)	159,494	(98,445)	(171,534)
Income tax provision	19,126	285	—	19,411
Net income (loss)	(251,709)	159,209	(98,445)	(190,945)
Less net income attributable to noncontrolling interest	(34)	10,006	59,536	69,508
Net income (loss) attributable to HollyFrontier stockholders	$(251,675)	$149,203	$(157,981)	$(260,453)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(236,908)	$149,161	$(157,939)	$(245,686)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$13,171,846	$358,875	$(292,801)	$13,237,920
Operating costs and expenses:
Cost of products sold	10,525,610	—	(286,392)	10,239,218
Lower of cost or market inventory valuation adjustment	226,979	—	—	226,979
Operating expenses	958,103	105,554	(3,284)	1,060,373
General and administrative	108,290	12,556	—	120,846
Depreciation and amortization	298,779	61,690	(14,318)	346,151
Total operating costs and expenses	12,117,761	179,800	(303,994)	11,993,567
Income from operations	1,054,085	179,075	11,193	1,244,353
Other income (expense):
Earnings of equity method investments	78,969	4,803	(87,510)	(3,738)
Interest income (expense)	6,098	(36,892)	(9,285)	(40,079)
Loss on early extinguishment of debt	(1,370)	—	—	(1,370)
Other, net	8,916	486	—	9,402
	92,613	(31,603)	(96,795)	(35,785)
Income before income taxes	1,146,698	147,472	(85,602)	1,208,568
Income tax provision	405,832	228	—	406,060
Net income	740,866	147,244	(85,602)	802,508
Less net income attributable to noncontrolling interest	(30)	11,120	51,317	62,407
Net income attributable to HollyFrontier stockholders	$740,896	$136,124	$(136,919)	$740,101
Comprehensive income attributable to HollyFrontier stockholders	$708,847	$136,217	$(137,012)	$708,052

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Year Ended December 31, 2014	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$19,708,328	$332,626	$(276,627)	$19,764,327
Operating costs and expenses:
Cost of products sold	17,500,601	—	(272,216)	17,228,385
Lower of cost or market inventory valuation adjustment	397,478	—	—	397,478
Operating expenses	1,040,187	106,185	(1,432)	1,144,940
General and administrative	103,785	10,824	—	114,609
Depreciation and amortization	316,786	60,911	(14,316)	363,381
Total operating costs and expenses	19,358,837	177,920	(287,964)	19,248,793
Income from operations	349,491	154,706	11,337	515,534
Other income (expense):
Earnings of equity method investments	65,375	2,987	(70,369)	(2,007)
Interest expense	6,221	(36,098)	(9,339)	(39,216)
Loss on early extinguishment of debt	—	(7,677)	—	(7,677)
Other, net	866	—	—	866
	72,462	(40,788)	(79,708)	(48,034)
Income before income taxes	421,953	113,918	(68,371)	467,500
Income tax provision	140,937	235	—	141,172
Net income	281,016	113,683	(68,371)	326,328
Less net income attributable to noncontrolling interest	(25)	8,288	36,773	45,036
Net income attributable to HollyFrontier stockholders	$281,041	$105,395	$(105,144)	$281,292
Comprehensive income attributable to HollyFrontier stockholders	$308,113	$105,434	$(105,183)	$308,364

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$460,918	$242,761	$(101,408)	$602,271

Cash flow from investing activities
Additions to properties, plants and equipment	(372,195)	—	—	(372,195)
Additions to properties, plants and equipment – HEP	—	(103,823)	(3,772)	(107,595)
Purchase of equity method investment	—	(42,627)	—	(42,627)
Proceeds from sale of assets	422	427	—	849
Purchases of marketable securities	(546,632)	—	—	(546,632)
Sales and maturities of marketable securities	266,603	—	—	266,603
	(651,802)	(146,023)	(3,772)	(801,597)
Cash flows from financing activities
Net repayments under credit agreement – HEP	—	(159,000)	—	(159,000)
Net proceeds from issuance of senior notes - HFC	992,550	—	—	992,550
Net proceeds from issuance of senior notes - HEP	—	394,000	—	394,000
Net proceeds from issuance of term loan	350,000	—	—	350,000
Repayment of term loan	(350,000)	—	—	(350,000)
Proceeds from issuance of common units	—	125,870	—	125,870
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(234,004)	—	—	(234,004)
Distributions to noncontrolling interest	—	(197,787)	105,180	(92,607)
Repayment of financing obligation	—	(39,500)	—	(39,500)
Distribution from HEP	278,000	(278,000)	—	—
Contribution from general partner	(53,839)	53,839	—	—
Other, net	(2,991)	(7,516)	—	(10,507)
	846,286	(108,094)	105,180	843,372
Cash and cash equivalents
Increase (decrease) for the period	655,402	(11,356)	—	644,046
Beginning of period	51,520	15,013	—	66,533
End of period	$706,922	$3,657	$—	$710,579

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$839,106	$230,940	$(90,420)	$979,626

Cash flows from investing activities:
Additions to properties, plants and equipment	(483,034)	—	—	(483,034)
Additions to properties, plants and equipment – HEP	—	(193,121)	—	(193,121)
Purchase of equity method investment	—	(55,032)	—	(55,032)
Proceeds from sale of assets	17,985	1,279	—	19,264
Purchases of marketable securities	(509,338)	—	—	(509,338)
Sales and maturities of marketable securities	839,513	—	—	839,513
	(134,874)	(246,874)	—	(381,748)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	141,000	—	141,000
Redemption of senior notes - HFC	(155,156)	—	—	(155,156)
Purchase of treasury stock	(742,823)	—	—	(742,823)
Dividends	(246,908)	—	—	(246,908)
Distributions to noncontrolling interest	—	(173,688)	90,420	(83,268)
Distribution from HEP	62,000	(62,000)	—	—
Contribution from general partner	(128,476)	128,476	—	—
Other, net	(6,504)	(5,671)	—	(12,175)
	(1,217,867)	28,117	90,420	(1,099,330)
Cash and cash equivalents
Increase (decrease) for the period:	(513,635)	12,183	—	(501,452)
Beginning of period	565,155	2,830	—	567,985
End of period	$51,520	$15,013	$—	$66,533

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$653,570	$185,519	$(80,493)	$758,596

Cash flows from investing activities:
Additions to properties, plants and equipment	(366,135)	—	—	(366,135)
Additions to properties, plants and equipment – HEP	—	(198,686)	—	(198,686)
Proceeds from sale of assets	16,633	—	—	16,633
Purchases of marketable securities	(1,025,602)	—	—	(1,025,602)
Sales and maturities of marketable securities	1,276,447	—	—	1,276,447
Other, net	5,021	—	—	5,021
	(93,636)	(198,686)	—	(292,322)
Cash flows from financing activities:
Net borrowings under credit agreement – HEP	—	208,000	—	208,000
Redemptions of senior notes	—	(156,188)	—	(156,188)
Purchase of treasury stock	(158,847)	—	—	(158,847)
Contribution from general partner	(120,111)	120,111	—	—
Dividends	(647,197)	—	—	(647,197)
Distributions to noncontrolling interest	—	(158,695)	80,493	(78,202)
Excess tax benefit from equity-based compensation	2,040	—	—	2,040
Other, net	(4,415)	(3,583)	—	(7,998)
	(928,530)	9,645	80,493	(838,392)
Cash and cash equivalents
Decrease for the period:	(368,596)	(3,522)	—	(372,118)
Beginning of period	933,751	6,352	—	940,103
End of period	$565,155	$2,830	$—	$567,985

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 22:	Significant Customers

All revenues are domestic revenues, except for sales of refined products for export into Mexico. We have two significant customers (Shell Oil and Sinclair), each of which has historically accounted for 10% or more of our annual Refining segment revenues. Shell Oil accounted for $1,048.2 million (10%), $1,252.6 million (9%) and $2,097.4 million (11%) for the years ended December 31, 2016, 2015 and 2014, respectively, and Sinclair accounted for $927.0 million (9%), $1,104.9 million (8%) and $2,018.8 million (10%) of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our export sales were less than 3% of our revenues for the years ended December 31, 2016, 2015 and 2014.

NOTE 23:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2016
Sales and other revenues	$2,018,724	$2,714,638	$2,847,270	$2,955,068	$10,535,700
Operating costs and expenses	$1,935,126	$3,135,180	$2,722,505	$2,842,776	$10,635,587
Income (loss) from operations (1,2)	$83,598	$(420,542)	$124,765	$112,292	$(99,887)
Income (loss) before income taxes	$65,698	$(430,515)	$109,867	$83,416	$(171,534)
Net income (loss) attributable to HollyFrontier stockholders	$21,253	$(409,368)	$74,497	$53,165	$(260,453)
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$0.12	$(2.33)	$0.42	$0.30	$(1.48)
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$0.12	$(2.33)	$0.42	$0.30	$(1.48)
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,737	175,865	175,871	175,936	176,101
Diluted	176,784	175,865	175,993	176,137	176,101

Year Ended December 31, 2015
Sales and other revenues	$3,006,626	$3,701,912	$3,585,823	$2,943,559	$13,237,920
Operating costs and expenses	$2,618,004	$3,112,080	$3,263,218	$3,000,265	$11,993,567
Income (loss) from operations (3)	$388,622	$589,832	$322,605	$(56,706)	$1,244,353
Income (loss) before income taxes	$372,389	$580,177	$320,673	$(64,671)	$1,208,568
Net income (loss) attributable to HollyFrontier stockholders	$226,876	$360,824	$196,322	$(43,921)	$740,101
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$1.16	$1.88	$1.05	$(0.24)	$3.91
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$1.16	$1.88	$1.04	$(0.24)	$3.90
Dividends per common share	$0.32	$0.33	$0.33	$0.33	$1.31
Average number of shares of common stock outstanding:
Basic	195,069	191,355	187,208	181,460	188,731
Diluted	195,121	191,454	187,344	181,460	188,940

(1) For 2016, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $56.1 million and $138.5 million for the first and second quarters, respectively, and a charge of $0.3 million for the third quarter and a reduction of $97.7 million for the fourth quarter.

(2) For 2016, income from operations reflects non-cash goodwill and long-lived asset impairment charges of $654.1 million in the second quarter.

(3) For 2015, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $6.5 million and $135.5 million for the first and second quarters, respectively, and increases of $225.5 million and $143.6 million for the third and fourth quarters, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2016 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 107 to 111 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 22, 2017	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chairman	February 22, 2017
Michael C. Jennings

/s/ George J. Damiris	Chief Executive Officer, President	February 22, 2017
George J. Damiris	and Director

/s/ Douglas S. Aron	Executive Vice President and	February 22, 2017
Douglas S. Aron	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 22, 2017
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Douglas Y. Bech	Director	February 22, 2017
Douglas Y. Bech

/s/ Leldon Echols	Director	February 22, 2017
Leldon Echols

/s/ R. Kevin Hardage	Director	February 22, 2017
R. Kevin Hardage

/s/ Robert J. Kostelnik	Director	February 22, 2017
Robert J. Kostelnik

/s/ James H. Lee	Director	February 22, 2017
James H. Lee

/s/ Franklin Myers	Director	February 22, 2017
Franklin Myers

/s/ Michael E. Rose	Director	February 22, 2017
Michael E. Rose

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

2.4
Share Purchase Agreement, dated October 29, 2016, by and between Suncor Energy Inc. and 9952110 Canada Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed October 31, 2016, File No. 1-03876).

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

4.1
Indenture, dated July 19, 2016, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.'s Current Report on Form 8-K filed July 19, 2016, File Number 1-32225).

4.2
First Supplemental Indenture, dated November 2, 2016, among Woods Cross Operating LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Holly Energy Partners, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, File Number 1-32225).

4.3
Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.4
Supplemental Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

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

Table of Content

Exhibit Number	Description

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

10.9
Second Amended and Restated Refined Products Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.1
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013, effective June 1, 2013, among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

10.11*
Seventeenth Amended and Restated Omnibus Agreement, dated January 18, 2017, effective January 1, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries.

10.12
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.13
First Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of February 16, 2017, among HollyFrontier Corporation, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 21, 2017, File No. 1-03876).

10.14
Release of Subsidiary Guarantee, dated December 29, 2015, by and among HollyFrontier Corporation and Union Bank, N.A. (incorporated by reference to Exhibit 10.40 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, File No. 1-03876).

10.15
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

10.16
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

Table of Content

Exhibit Number	Description

10.17
Master Crude Oil Purchase and Sale Contract, dated November 1, 2010, among BNP Paribas Energy Trading GP, BNP Paribas Energy Trading Canada Corp., Frontier Oil and Refining Company and Frontier Oil Corporation (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

10.18
Guaranty, dated November 1, 2010, by Frontier Oil Corporation in favor of BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp. (incorporated by reference to Exhibit 10.1 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

10.19
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.20
Refined Products Purchase Agreement, dated December 1, 2009, between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.21
First Amendment to Refined Products Purchase Agreement, dated May 17, 2010, between Holly Refining & Marketing - Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.22
Second Amendment to Refined Products Purchase Agreement, dated December 19, 2011, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No 1-03876).

10.23
Third Amendment to Refined Products Purchase Agreement, dated June 1, 2012, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 1-03876).

10.24
Fourth Amendment to Refined Products Purchase Agreement, dated February 27, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.55 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 1-03876).

10.25
Fifth Amendment to Refined Products Purchase Agreement dated June 23, 2014, between HollyFrontier Refining & Marketing LLC and Sinclair Oil Corporation (incorporated by reference to Exhibit 10.56 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 1-03876).

10.26*
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P. and HEP Refining L.L.C.

10.27*
Third Amended and Restated Master Throughput Agreement, dated January 18, 2017, effective January 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P.

10.28
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.29
Third Amended and Restated Services and Secondment Agreement, dated October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed October 4, 2016, File No. 1-03876).

10.30*
Fourth Amended and Restated Master Lease and Access Agreement, dated January 18, 2017, effective January 1, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

10.31
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.32
Amended and Restated Master Tolling Agreement (Operating Assets), dated October 3, 2016, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating L.P., HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 4, 2016, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.33
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.67 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.34
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.68 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.35
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.36
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed August 10, 2016, File No. 1-03876).

10.37
LLC Interest Purchase Agreement, dated October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 4, 2016, File No. 1-03876).

10.38+
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

10.39+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.40+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.41+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.42+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.43+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.44+*	HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017.

10.45+	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.46+*	Holly Corporation Employee Form of Change in Control Agreement.

10.47+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 4.11 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.48+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 4.12 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.49+*	Form of Restricted Stock Agreement (time-based vesting).

10.50+*	Form of Notice of Grant of Restricted Stock.

10.51+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.52+
Form of Notice of Grant of Restricted Stock Units (for non-employee directors) (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.53+
Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed December 13, 2006, File No. 1-03876).

10.54+
HollyFrontier Corporation Omnibus Incentive Compensation Plan (formerly the Frontier Oil Corporation Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.55+
First Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.56+*	Second Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan, dated November 9, 2016.

10.57+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.58+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.59+
Form of Indemnification Agreement between HollyFrontier Corporation and each of its officers and directors (incorporated by reference to Exhibit 10.79 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.60+
Retirement Agreement, dated January 13, 2017, between HollyFrontier Corporation and Douglas S. Aron (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed January 13, 2017, File No. 1-03876).

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent of Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.