Form 10-Q
period 2017-03-31
HollyFrontier Corp
filed 2017-05-04
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
177,354,341 shares of Common Stock, par value $.01 per share, were outstanding on April 28, 2017.

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

•
our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any recent or future acquired operations, including Petro-Canada Lubricants Inc.;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Part II, Item 1A “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $7,007 and $3,657, respectively)	$129,512	$710,579
Marketable securities	—	424,148
Total cash, cash equivalents and short-term marketable securities	129,512	1,134,727
Accounts receivable: Product and transportation (HEP: $10,111 and $7,846, respectively)	540,585	449,036
Crude oil resales	60,532	30,163
	601,117	479,199
Inventories: Crude oil and refined products	1,168,589	970,361
Materials, supplies and other (HEP: $1,454 and $1,402, respectively)	148,908	165,315
	1,317,497	1,135,676
Income taxes receivable	87,384	68,371
Prepayments and other (HEP: $1,716 and $1,486, respectively)	33,329	33,036
Total current assets	2,168,839	2,851,009

Properties, plants and equipment, at cost (HEP: $1,711,865 and $1,702,703., respectively)	6,059,216	5,546,856
Less accumulated depreciation (HEP: $(354,543) and $(337,135), respectively)	(1,605,541)	(1,538,408)
	4,453,675	4,008,448
Other assets: Turnaround costs	265,959	217,340
Goodwill (HEP: $288,991 and $288,991, respectively)	2,198,330	2,022,463
Intangibles and other (HEP: $204,556 and $208,975, respectively)	455,549	336,401
	2,919,838	2,576,204
Total assets	$9,542,352	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $11,459 and $10,518, respectively)	$953,928	$935,387
Income taxes payable	288	—
Accrued liabilities (HEP: $24,511 and $37,793, respectively)	187,440	147,842
Total current liabilities	1,141,656	1,083,229

Long-term debt (HEP: $1,240,565 and $1,243,912, respectively)	2,231,542	2,235,137
Deferred income taxes (HEP: $574 and $509, respectively)	737,173	620,414
Other long-term liabilities (HEP: $62,828 and $62,971, respectively)	208,787	194,896

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 255,962,866 shares issued as of March 31, 2017 and December 31, 2016	2,560	2,560
Additional capital	4,045,513	4,026,805
Retained earnings	2,672,269	2,776,728
Accumulated other comprehensive income	8,124	10,612
Common stock held in treasury, at cost – 78,603,277 and 78,617,600 shares as of March 31, 2017 and December 31, 2016, respectively	(2,134,995)	(2,135,311)
Total HollyFrontier stockholders’ equity	4,593,471	4,681,394
Noncontrolling interest	629,723	620,591
Total equity	5,223,194	5,301,985
Total liabilities and equity	$9,542,352	$9,435,661

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2017 and December 31, 2016. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Sales and other revenues	$3,080,483	$2,018,724
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,641,157	1,625,163
Lower of cost or market inventory valuation adjustment	11,823	(56,121)
	2,652,980	1,569,042
Operating expenses (exclusive of depreciation and amortization)	307,117	252,583
General and administrative expenses (exclusive of depreciation and amortization)	57,070	25,621
Depreciation and amortization	96,040	87,880
Total operating costs and expenses	3,113,207	1,935,126
Income (loss) from operations	(32,724)	83,598
Other income (expense):
Earnings of equity method investments	1,840	2,765
Interest income	819	75
Interest expense	(27,158)	(12,087)
Loss on early extinguishment of debt	(12,225)	(8,718)
Gain on foreign currency swap	24,545	—
Loss on foreign currency transactions	(9,933)	—
Other, net	265	65
	(21,847)	(17,900)
Income (loss) before income taxes	(54,571)	65,698
Income tax expense (benefit):
Current	(24,316)	(24,354)
Deferred	7,527	46,662
	(16,789)	22,308
Net income (loss)	(37,782)	43,390
Less net income attributable to noncontrolling interest	7,686	22,137
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$21,253
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(0.26)	$0.12
Diluted	$(0.26)	$0.12
Cash dividends declared per common share	$0.33	$0.33
Average number of common shares outstanding:
Basic	176,210	176,737
Diluted	176,210	176,784

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$(37,782)	$43,390
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,713)	—
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(4)	78
Reclassification adjustments to net income on sale or maturity of marketable securities	—	23
Net unrealized gain (loss) on marketable securities	(4)	101
Hedging instruments:
Change in fair value of cash flow hedging instruments	3,413	(12,604)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	361	11,286
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270
Net unrealized gain (loss) on hedging instruments	4,044	(1,048)
Other comprehensive loss before income taxes	(2,673)	(947)
Income tax expense (benefit)	(235)	(261)
Other comprehensive loss	(2,438)	(686)
Total comprehensive income (loss)	(40,220)	42,704
Less noncontrolling interest in comprehensive income (loss)	7,736	21,862
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(47,956)	$20,842

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(37,782)	$43,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,040	87,880
Lower of cost or market inventory valuation adjustment	11,823	(56,121)
Net income of equity method investments, inclusive of distributions	273	(265)
Gain on sale of assets	(65)	(23)
Loss on early extinguishment of debt attributable to unamortized discount	2,475	8,718
Deferred income taxes	7,527	46,662
Equity-based compensation expense	7,410	3,226
Change in fair value – derivative instruments	(5,426)	3,189
(Increase) decrease in current assets:
Accounts receivable	(200)	(78,936)
Inventories	14,005	7,276
Income taxes receivable	(18,598)	(32,813)
Prepayments and other	(2,343)	10,586
Increase (decrease) in current liabilities:
Accounts payable	(122,744)	2,401
Income taxes payable	288	(10,555)
Accrued liabilities	41,681	8,519
Turnaround expenditures	(47,977)	(36,994)
Other, net	14,229	496
Net cash provided by (used for) operating activities	(39,384)	6,636

Cash flows from investing activities:
Additions to properties, plants and equipment	(51,492)	(107,389)
Additions to properties, plants and equipment – HEP	(8,265)	(42,184)
Purchase of PCLI, net of cash acquired	(840,432)	—
Proceeds from sale of assets	6	258
Purchases of marketable securities	(41,565)	(4,082)
Sales and maturities of marketable securities	465,716	148,204
Distributions in excess of earnings from equity investments	3,016	—
Net cash used for investing activities	(473,016)	(5,193)

Cash flows from financing activities:
Borrowings under credit agreements	406,000	837,000
Repayments under credit agreements	(112,000)	(784,000)
Net proceeds from issuance of senior notes - HFC	—	246,690
Redemption of senior notes - HEP	(309,750)	—
Repayment of financing obligation	—	(39,500)
Net proceeds from issuance of common units - HEP	37,563	—
Purchase of treasury stock	—	(133,430)
Dividends	(58,992)	(58,602)
Distributions to noncontrolling interest	(26,536)	(21,731)
Other, net	(4,648)	(3,382)
Net cash provided by (used for) financing activities	(68,363)	43,045

Effect of exchange rate on cash flow	(304)	—

Cash and cash equivalents:
Increase (decrease) for the period	(581,067)	44,488
Beginning of period	710,579	66,533
End of period	$129,512	$111,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,111	$15,261
Income taxes	$2,513	$19,166

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of March 31, 2017, we:

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

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma;

•	owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario which produces base oils and other specialized lubricant products; and

•	owned a 36% interest in HEP, a consolidated variable interest entity (“VIE”), which includes our 2% general partner interest.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a Share Purchase Agreement (“SPA”) with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. See Note 2 for additional information.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2017, the consolidated results of operations and comprehensive income for the three months ended March 31, 2017 and 2016 and consolidated cash flows for the three months ended March 31, 2017 and 2016 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2017.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Inventories consisting of process chemicals, materials and maintenance supplies and renewable identification numbers (“RINs”) are stated at the lower of weighted-average cost or net realizable value.

Inventories of our PCLI operations are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or net realizable value.

Goodwill and Long-lived Assets: As of March 31, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. During the first quarter of 2017, we recognized $180.0 million in goodwill as a result of our PCLI acquisition, all of which has been assigned to our PCLI segment. See Note 16 for additional information on our segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. As of March 31, 2017, accumulated goodwill impairment recognized totaled $309.3 million, all of which relates to our refining segment that was recorded in the second quarter of 2016.

As of March 31, 2017, the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and our PCLI business. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

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
For PCLI subsidiaries in Canada and in the U.S., a portion of sales are made to marketers and distributors under agreements which provide certain rights of return or provisions for PCLI to repurchase product in order to sell directly to end customers. Based on the terms of these agreements, PCLI defers revenues and cost of revenues on sales to Canadian marketers until the related products have been sold to end customers, and PCLI recognizes revenues for sales to its U.S. distributors when products are shipped to the distributors, net of allowances for returns related to inventories PCLI is expected to repurchase from the distributors to sell directly to end customers.

Foreign Currency Translation: The functional currency of our PCLI operations consists of the respective local currency of its foreign operations, which includes the Canadian dollar, the euro and Chinese renminbi. Balance sheet accounts are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the period presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In connection with our PCLI acquisition on February 1, 2017, we issued intercompany notes to initially fund certain of PCLI’s foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing from local currencies to the U.S. dollar are recorded as gains and losses as a component of other income (expense) in the income statement. Such adjustments are not recorded to the PCLI segment operations, but to corporate and other. See Note 16 for additional information on our segments.

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

For the three months ended March 31, 2017, we recorded an income tax benefit of $16.8 million compared to an income tax expense of $22.3 million for the three months ended March 31, 2016. This decrease was due principally to a pre-tax loss during the three months ended March 31, 2017 compared to pre-tax earnings in the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 30.8% and 34.0% for the three months ended March 31, 2017 and 2016, respectively.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2017 and 2016, we received proceeds of $12.3 million and $14.3 million, respectively, and repaid $12.7 million and $13.6 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Post-retirement Benefit Cost
In March 2017, Accounting Standard Update (“ASU”) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost,” was issued amending current GAAP related to the income statement presentation of the components of net periodic post-retirement cost (credit). This standard has an effective date of January 1, 2018. We do not expect adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

Share-Based Compensation
In March 2016, ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017. As the result of the adoption, on a prospective basis, we recognized $0.1 million of excess tax expense from stock-based compensation as a discrete item in our provision for income taxes for the three months ended March 31, 2017. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the three months ended March 31, 2017 and 2016 was $0.3 million and zero, respectively. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventories Measurement
In July 2015, ASU 2015-11, “Inventory - Simplifying the Measurement of Inventory,” was issued requiring measurement of inventories, other than inventories accounted for using the LIFO method, to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonable, predictable cost of completion, disposal and transportation. We adopted this standard effective January 1, 2017 for our affected inventories, which is primarily our PCLI inventory valued on a FIFO basis, and it had no material effect on our financial condition, results of operations or cash flows.

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we anticipate using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. Our preparation for adoption of this standard is in progress, and we are currently evaluating terms, conditions and our performance obligations of our existing contracts with customers. We are also evaluating the effect of this standard on our revenue recognition policies and whether it will have a material impact on our financial condition, results of operations or cash flows.

NOTE 2:	PCLI Acquisition

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into an SPA with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was approximately $862.0 million, or $1.125 billion in Canadian dollars. PCLI is located in Mississauga, Ontario, Canada and is a producer of lubricant products such as base oils, white oils, specialty products and finished lubricants. PCLI’s operations also include marketing of its products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China.

Aggregate consideration totaled approximately $900.0 million and consists of $862.0 million in cash paid to Suncor, an estimated payable of $33.0 million representing our current estimate of additional amounts payable to Suncor once the closing date working capital has been agreed, which is expected to occur in the second quarter of 2017, and $5.0 million, representing a portion of the fair value of replacement restricted stock unit awards issued to PCLI employees that relate to pre-acquisition services.
This transaction is accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired PCLI assets and liabilities as of the February 1 acquisition date, with the excess purchase price recorded as goodwill. This goodwill is not deductible for income tax purposes.
The following summarizes our preliminary value estimates of the PCLI assets and liabilities acquired:

February 1, 2017
(in millions)

Cash and cash equivalents	$22.0
Accounts receivable and other current assets	119.0
Inventories	213.0
Properties, plants and equipment	460.0
Goodwill	180.0
Intangibles and precious metals	118.0
Accounts payable and accrued liabilities	(92.0)
Deferred income tax liabilities	(107.0)
Other long-term liabilities	(13.0)
$900.0

Intangibles and precious metals include trademarks, patents, technical know-how, customer relationships and precious metals.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

These values are preliminary and, therefore, may change once all needed information has become available and we complete our valuations.

Our consolidated financial and operating results reflect the PCLI operations beginning February 1, 2017. Our results of operations for the three months ended March 31, 2017 included PCLI revenues and net income of $201.9 million and $8.4 million, respectively, for the period from February 1, 2017 through March 31, 2017.
As of March 31, 2017, we have incurred $15.6 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses.

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

As of March 31, 2017, we owned a 36% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 84% of HEP’s total revenues for the three months ended March 31, 2017. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Tulsa Tanks
On March 31, 2016, HEP acquired crude oil tanks located at our Tulsa Refineries from Plains All American Pipeline, L.P. (“Plains”) for $39.5 million. Previously in 2009, we sold these tanks to Plains and leased them back, and due to our continuing interest in the tanks, we accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on our balance sheet and were depreciated for accounting purposes, and the proceeds received from Plains were recorded as a financing obligation and presented as a component of outstanding debt.

In accounting for HEP’s March 2016 purchase from Plains , the amount paid was recorded against our outstanding financing obligation balance of $30.8 million, with the excess $8.7 million payment resulting in a loss on early extinguishment of debt.

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

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2017, HEP issued 1,142,358 units under this program, providing $39.5 million in net proceeds. In connection with this program and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $0.8 million. As of March 31, 2017, HEP has issued 1,845,813 units with an aggregate gross sales amount of $63.8 million.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2017, these agreements result in minimum annualized payments to HEP of $321.0 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of marketable securities and derivative instruments at March 31, 2017 and December 31, 2016 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2017
Assets:
NYMEX futures contracts	$1,051	$1,051	$—	$—
Commodity price swaps	10,256	—	10,256	—
Commodity forward contracts	5,515	—	5,515	—
HEP interest rate swaps	154	—	154	—
Total assets	$16,976	$1,051	$15,925	$—

Liabilities:
Commodity price swaps	$26,590	$—	$26,590	$—
Commodity forward contracts	6,872	—	6,872	—
Total liabilities	$33,462	$—	$33,462	$—

December 31, 2016
Assets:
Marketable securities	$424,148	$—	$424,148	$—
Commodity price swaps	14,563	—	14,358	205
Commodity forward contracts	5,905	.	5,905	—
HEP interest rate swaps	91	—	91	—
Total assets	$444,707	$—	$444,502	$205

Liabilities:
NYMEX futures contracts	$1,975	$1,975	$—	$—
Commodity price swaps	26,845	—	24,086	2,759
Commodity forward contracts	8,316	—	8,316	—
Foreign currency forward contracts	6,519	—	6,519	—
Total liabilities	$43,655	$1,975	$38,921	$2,759

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Investments in marketable securities, derivative instruments consisting of commodity price swaps and forward sales and purchase contracts and HEP’s interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swaps. The fair value of the marketable securities is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

Level 3 Instruments
We at times have commodity price swap contracts that relate to forecasted sales of unleaded gasoline and forward commodity sales and purchase contracts for which quoted forward market prices are not readily available. The forward rate used to value these price swaps and forward sales and purchase contracts are derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Level 3 Instruments
(In thousands)
Liability balance at beginning of period	$(2,554)
Change in fair value:
Recognized in other comprehensive income	1,625
Recognized in cost of products sold	(1)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(165)
Recognized in cost of products sold	1,095
Liability balance at end of period	$—

NOTE 5:	Earnings Per Share

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

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$21,253
Participating securities’ (restricted stock) share in earnings	379	216
Net income (loss) attributable to common shares	$(45,847)	$21,037
Average number of shares of common stock outstanding	176,210	176,737
Effect of dilutive variable restricted shares and performance share units (1)	—	47
Average number of shares of common stock outstanding assuming dilution	176,210	176,784
Basic earnings (loss) per share	$(0.26)	$0.12
Diluted earnings (loss) per share	$(0.26)	$0.12
(1) Excludes anti-dilutive restricted and performance share units of:	135	177

NOTE 6:	Stock-Based Compensation

As of March 31, 2017, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.0 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.4 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2017 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017 (non-vested)	1,188,774	$28.87
Granted (1)	725,947	28.21
Vesting (transfer/conversion to common stock)	(29,527)	33.08
Forfeited	(25,324)	29.40
Outstanding at March 31, 2017 (non-vested)	1,859,870	$28.86	$52,709

(1) Includes restricted stock units issued to PCLI employees.

In connection with our February 1, 2017 PCLI acquisition, we issued 472,276 restricted stock units to PCLI employees as replacement units for unvested awards issued under the legacy PCLI plan. The fair value of these awards totaled $13.3 million and is based on a February 1 grant date value of $28.12 per unit. Of this total, $5.0 million is recognized as an increase to our PCLI purchase price as it represents the value of the awards attributable to pre-acquisition services, and the remaining $8.3 million to be recognized as compensation expense over the two-year vesting period.

For the three months ended March 31, 2017, restricted stock and restricted stock units vested having a grant date fair value of $1.0 million. As of March 31, 2017, there was $38.1 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of March 31, 2017, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 80% of target amounts.

A summary of performance share unit activity and changes during the three months ended March 31, 2017 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2017 (non-vested)	703,939
Granted	10,223
Forfeited	(81,344)
Outstanding at March 31, 2017 (non-vested)	632,818

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of March 31, 2017, there was $11.6 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.48 per unit. That cost is expected to be recognized over a weighted-average period of 2 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at March 31, 2017 consisted of cash and cash equivalents.

We invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale and are reported at fair value. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

The following is a summary of our marketable securities as of December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2016
Commercial paper	$7,687	$1	$(1)	$7,687
Corporate debt securities	4,001	—	—	4,001
State and political subdivisions debt securities	412,462	1	(3)	412,460
Total marketable securities	$424,150	$2	$(4)	$424,148

Interest income recognized on our marketable securities was $0.3 million for the three months ended March 31, 2017. No interest income was recognized for the three months ended March 31, 2016.

NOTE 8:	Inventories

Inventory consists of the following components:

	March 31, 2017	December 31, 2016
	(In thousands)
Crude oil	$566,459	$549,886
Other raw materials and unfinished products(1)	336,375	287,561
Finished products(2)	610,096	465,432
Lower of cost or market reserve	(344,341)	(332,518)
Process chemicals(3)	23,238	2,767
Repair and maintenance supplies and other (4)	125,670	162,548
Total inventory	$1,317,497	$1,135,676

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We acquired $213.0 million of other raw materials and unfinished products, finished products and repair and maintenance supplies in connection with our February 1, 2017 acquisition of PCLI. We value these inventories at the lower of FIFO cost or net realizable value.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $344.3 million and $332.5 million at March 31, 2017 and December 31, 2016, respectively. The December 31, 2016 market reserve of $332.5 million was reversed due to the sale of inventory quantities that gave rise to the 2016 reserve. A new market reserve of $344.3 million was established as of March 31, 2017 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of goods sold totaling $11.8 million for the three months ended March 31, 2017 and a decrease of $56.1 million for the three months ended March 31, 2016, respectively.

At March 31, 2017, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

We incurred no expense for the three months ended March 31, 2017, and $0.9 million for the three months ended March 31, 2016, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $98.8 million and $96.4 million at March 31, 2017 and December 31, 2016, respectively, of which $85.2 million and $82.9 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability includes PCLI environmental obligations of $4.5 million assumed upon our February 1, 2017 acquisition. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:	Debt

HollyFrontier Credit Agreement
In February 2017, we increased the size of our senior unsecured revolving credit facility from $1 billion to $1.35 billion and extended the maturity date to February 2022 (the “HollyFrontier Credit Agreement”). The Holly Frontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the three months ended March 31, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At March 31, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the three months ended March 31, 2017, HEP received advances totaling $380.0 million and repaid $86.0 million under the HEP Credit Agreement. At March 31, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $847.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Senior Notes
Our 5.875% senior notes ($1 billion aggregate principal amount maturing April 2026) (the “HollyFrontier Senior Notes”) are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Financing Obligation
In March 2016, we extinguished a financing obligation at a cost of $39.5 million and recognized an $8.7 million loss on the early termination. The financing obligation related to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains in October 2009 for $40.0 million.

HEP Senior Notes
HEP’s 6.0% senior notes ($400 million aggregate principal amount maturing August 2024) (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a redemption cost of $309.8 million, at which time HEP recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)

HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(9,023)	(8,775)
	990,977	991,225

HEP Credit Agreement	847,000	553,000

HEP 6% Senior Notes
Principal	400,000	400,000
Unamortized discount and debt issuance costs	(6,435)	(6,607)
	393,565	393,393
HEP 6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total HEP long-term debt	1,240,565	1,243,912

Total long-term debt	$2,231,542	$2,235,137

The fair values of the senior notes are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)

HollyFrontier senior notes	$1,065,320	$1,022,500

HEP senior notes	$422,288	$723,750

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $2.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended March 31, 2017
Change in fair value	$3,337	Sales and other revenues	$3,950
Loss reclassified to earnings due to settlements	374	Cost of products sold	(299)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,295)	Operating expenses	$—
Total	$3,981		$(644)		$—

Three Months Ended March 31, 2016
Change in fair value	$(11,921)
Loss reclassified to earnings due to settlements	11,056	Sales and other revenue	$(4,756)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(6,570)	Operating expenses	$—
Total	$(595)		$(11,326)		$—

As of March 31, 2017, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instruments	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	14,400,000	7,200,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Forward gasoline and diesel contracts - short	975,000	975,000	—	—	—	—	Barrels
Physical crude contracts - short	150,000	150,000	—	—	—	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 7,200,000 MMBTU’s to be purchased ratably through 2017. As of March 31, 2017, we have an unrealized loss of $0.8 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Economic Hedges
We also have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to lock in basis spread differentials on forecasted purchases of crude oil and natural gas. Also, we have commodity forward contracts and NYMEX futures contracts to lock in prices on forecasted purchases of inventory. In addition, we had Canadian currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended March 31,
Location of Gain (Loss) Recognized in Earnings	2017	2016
	(In thousands)
Cost of products sold	$7,052	$474
Operating expenses	(4,222)	(3,469)
Gain on foreign currency swap	24,545	—
Total	$27,375	$(2,995)

As of March 31, 2017, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges (all maturing in 2017):

Derivative Instrument	Total Outstanding Notional	Unit of Measure

Crude price swaps (basis spread) - long	2,745,000	Barrels
Natural gas price swaps (basis spread) - long	7,731,000	MMBTU
Natural gas price swaps - long	7,200,000	MMBTU
Natural gas price swaps - short	7,200,000	MMBTU
NYMEX futures (WTI) - short	620,000	Barrels
Forward gasoline and diesel contracts - long	550,000	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2017, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended March 31, 2017
Interest rate swaps
Change in fair value	$76
Gain reclassified to earnings due to settlements	(13)	Interest expense	$13
Total	$63		$13

Three Months Ended March 31, 2016
Interest rate swaps
Change in fair value	$(683)
Loss reclassified to earnings due to settlements	230	Interest expense	$(230)
Total	$(453)		$(230)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,087	$—	$13,087
Forward contracts	531	—	531	3,558	(1,502)	2,056
Interest rate swap contracts	154	—	154	—	—	—
	$685	$—	$685	$16,645	$(1,502)	$15,143

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,503	$(10,256)	$3,247
NYMEX futures contracts	1,051	—	1,051	—	—	—
Forward contracts	3,481	—	3,481	3,313	—	3,313
	$4,532	$—	$4,532	$16,816	$(10,256)	$6,560

Total net balance			$5,217			$21,703

Balance sheet classification:				Accrued liabilities		$20,522
				Other long-term liabilities		1,181
	Prepayment and other		$5,217			$21,703

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,185	$(431)	$12,754
Commodity forward contracts	—	—	—	2,978	—	2,978
Interest rate swap contracts	91	—	91	—	—	—
	$91	$—	$91	$16,163	$(431)	$15,732

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$4,244	$(756)	$3,488	$12,903	$(9,887)	$3,016
NYMEX futures contracts	—	—	—	1,975	—	1,975
Commodity forward contracts	5,905	—	5,905	5,338	—	5,338
Foreign currency forward contracts	—	—	—	6,519	—	6,519
	$10,149	$(756)	$9,393	$26,735	$(9,887)	$16,848

Total net balance			$9,484			$32,580

Balance sheet classification:	Prepayment and other		$9,484	Accrued liabilities		$32,580

At March 31, 2017, we had a pre-tax net unrealized loss of $11.8 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $10.6 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 12:	Equity

Changes to equity during the three months ended March 31, 2017 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2016	$4,681,394	$620,591	$5,301,985
Net income (loss)	(45,468)	7,686	(37,782)
Dividends	(58,992)	—	(58,992)
Distributions to noncontrolling interest holders	—	(26,536)	(26,536)
Other comprehensive income (loss), net of tax	(2,488)	50	(2,438)
Allocated equity on HEP common unit issuances, net of tax	7,266	27,516	34,782
Equity awards issued in PCLI acquisition	5,056	—	5,056
Equity-based compensation	6,977	433	7,410
Purchase of treasury stock (1)	(274)	—	(274)
Purchase of HEP units for restricted grants	—	(35)	(35)
Other	—	18	18
Balance at March 31, 2017	$4,593,471	$629,723	$5,223,194

(1) Includes 9,349 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

NOTE 13:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2017
Net change in foreign currency translation adjustment	$(6,713)	$(1,779)	$(4,934)
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	4,044	1,545	2,499
Other comprehensive loss	(2,673)	(235)	(2,438)
Less other comprehensive income attributable to noncontrolling interest	50	—	50
Other comprehensive loss attributable to HollyFrontier stockholders	$(2,723)	$(235)	$(2,488)

Three Months Ended March 31, 2016
Net unrealized gain on marketable securities	$101	$40	$61
Net unrealized loss on hedging instruments	(1,048)	(301)	(747)
Other comprehensive loss	(947)	(261)	(686)
Less other comprehensive loss attributable to noncontrolling interest	(275)	—	(275)
Other comprehensive loss attributable to HollyFrontier stockholders	$(672)	$(261)	$(411)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended March 31,
	2017	2016

Marketable securities	$—	$(23)	Interest income
	—	(9)	Income tax benefit
	—	(14)	Net of tax

Hedging instruments:
Commodity price swaps	$3,950	$(4,756)	Sales and other revenues
	(299)	—	Cost of products sold
	(4,295)	(6,570)	Operating expenses
Interest rate swaps	13	(230)	Interest expense
	(631)	(11,556)
	(247)	(4,418)	Income tax benefit
	(384)	(7,138)	Net of tax
	(8)	139	Noncontrolling interest
	(392)	(6,999)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(392)	$(7,013)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	March 31, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustment	$(4,934)	$—
Unrealized gain on post-retirement benefit obligations	20,055	20,055
Unrealized gain (loss) on marketable securities	—	3
Unrealized loss on hedging instruments, net of noncontrolling interest	(6,997)	(9,446)
Accumulated other comprehensive income (loss)	$8,124	$10,612

NOTE 14:	Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post retirement plan for PCLI employees that were previously covered under legacy Suncor plans.

Our agreement with Suncor also provides that pension assets related to the union and non-union pension plans will be transferred to a pension trust which will be established by us. The amount of assets to be transferred will be agreed by Suncor and us based on actuarial valuations and a formula specified in the SPA.

Our purchase price allocation as of February 1, 2017 included estimates of the amount of pension benefit obligation and the pension assets to be transferred based on actuarial estimates and are as follows:

February 1, 2017
(in thousands)
Estimated projected benefit obligation	$49,559
Estimated pension assets	50,761
Estimated funded status	$1,202

The net periodic pension expense of these plans consisted of the following components:

Three Months Ended March 31, 2017
(in thousands)
Service cost - benefit earned during the period	$635
Interest cost on projected benefit obligations	349
Expected return on plan assets	(511)
Net periodic pension expense	$473

We have a post-retirement healthcare and other benefits plan that is available to certain of our non-PCLI employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Service cost – benefit earned during the period	$300	$324
Interest cost on projected benefit obligations	170	197
Amortization of prior service credit	(870)	(871)
Net periodic post-retirement credit	$(400)	$(350)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In addition, we established a post-retirement healthcare and other benefits plan for our PCLI employees. Our purchase price allocation as of February 1, 2017 included estimates of the amount of projected benefit obligations of $8.0 million. The net periodic benefit expense related to this plan was $0.1 million for the three months ended March 31, 2017.

NOTE 15:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

In March, 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, has submitted requests for reimbursement pursuant to contractual indemnity provisions under the APA for various costs incurred, as well as additional claims related to environmental matters. This matter is scheduled for arbitration beginning in January 2018. We have accrued the costs we believe are owed pursuant to the APA, and we estimate that any reasonably possible losses beyond the amounts accrued are not material.

NOTE 16:	Segment Information

Our operations are organized into three reportable segments, Refining, PCLI and HEP. Our operations that are not included in the Refining, PCLI and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Consolidations and Eliminations.

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

On February 1, 2017, we acquired PCLI, a Canadian-based producer of lubricant products such as base oils, white oils, specialty products and finished lubricants. The PCLI segment involves production operations, located in Mississauga, Ontario, and marketing of its products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	PCLI	HEP (1)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2017
Sales and other revenues	$2,862,076	$201,940	$105,634	$27	$(89,194)	$3,080,483
Operating expenses	$257,115	$36,029	$32,489	$1,013	$(19,529)	$307,117
Depreciation and amortization	$69,668	$5,074	$18,373	$3,132	$(207)	$96,040
Income (loss) from operations	$(50,255)	$12,394	$52,138	$(46,435)	$(566)	$(32,724)
Earnings of equity method investments	$—	$—	$1,840	$—	$—	$1,840
Capital expenditures	$47,674	$1,595	$8,265	$2,223	$—	$59,757

Three Months Ended March 31, 2016
Sales and other revenues	$1,999,587	$—	$102,010	$110	$(82,983)	$2,018,724
Operating expenses	$228,762	$—	$26,823	$1,255	$(4,257)	$252,583
Depreciation and amortization	$68,878	$—	$16,029	$3,180	$(207)	$87,880
Income (loss) from operations	$55,000	$—	$56,067	$(26,855)	$(614)	$83,598
Earnings of equity method investments	$—	$—	$2,765	$—	$—	$2,765
Capital expenditures	$104,707	$—	$42,184	$2,682	$—	$149,573

	Refining	PCLI	HEP	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
March 31, 2017
Cash, cash equivalents and investments in marketable securities	$90	$56,799	$7,007	$65,616	$—	$129,512
Total assets	$6,514,854	$1,152,870	$1,906,791	$252,549	$(284,712)	$9,542,352
Long-term debt	$—	$—	$1,240,565	$990,977	$—	$2,231,542

December 31, 2016
Cash, cash equivalents and investments in marketable securities	$49	$—	$3,657	$1,131,021	$—	$1,134,727
Total assets	$6,513,806	$—	$1,920,487	$1,306,169	$(304,801)	$9,435,661
Long-term debt	$—	$—	$1,243,912	$991,225	$—	$2,235,137

(1) HEP acquired a newly constructed crude unit, FCCU and polymerization unit at our Woods Cross Refinery in October 2016. As a result, we have recast our 2016 HEP segment information to include these asset-related capital expenditures and certain operating expenses that were previously presented under the Refining segment.

HEP segment revenues from external customers were $16.6 million and $19.2 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 17:	Additional Financial Information

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
March 31, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$122,505	$7,007	$—	$129,512
Accounts receivable, net	597,486	45,746	(42,115)	601,117
Inventories	1,316,043	1,454	—	1,317,497
Income taxes receivable	87,384	—	—	87,384
Prepayments and other	37,697	1,716	(6,084)	33,329
Total current assets	2,161,115	55,923	(48,199)	2,168,839

Properties, plants and equipment, net	3,323,981	1,357,322	(227,628)	4,453,675
Intangibles and other assets	2,425,713	493,547	578	2,919,838
Total assets	$7,910,809	$1,906,792	$(275,249)	$9,542,352

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$978,103	$17,940	$(42,115)	$953,928
Income tax payable	288	—	—	288
Accrued liabilities	169,013	24,511	(6,084)	187,440
Total current liabilities	1,147,404	42,451	(48,199)	1,141,656

Long-term debt	990,977	1,240,565	—	2,231,542
Liability to HEP	208,763	—	(208,763)	—
Deferred income taxes	736,599	574	—	737,173
Other long-term liabilities	146,525	62,828	(566)	208,787

Investment in HEP	145,885	—	(145,885)	—
Equity – HollyFrontier	4,534,656	467,183	(408,368)	4,593,471
Equity – noncontrolling interest	—	93,191	536,532	629,723
Total liabilities and equity	$7,910,809	$1,906,792	$(275,249)	$9,542,352

Condensed Consolidating Balance Sheet
December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$706,922	$3,657	$—	$710,579
Marketable securities	424,148	—	—	424,148
Accounts receivable, net	487,693	50,408	(58,902)	479,199
Inventories	1,134,274	1,402	—	1,135,676
Income taxes receivable	68,371	—	—	68,371
Prepayments and other	37,379	1,486	(5,829)	33,036
Total current assets	2,858,787	56,953	(64,731)	2,851,009

Properties, plants and equipment, net	2,874,041	1,365,568	(231,161)	4,008,448
Intangibles and other assets	2,077,683	497,966	555	2,576,204
Total assets	$7,810,511	$1,920,487	$(295,337)	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$967,347	$26,942	$(58,902)	$935,387
Accrued liabilities	115,878	37,793	(5,829)	147,842
Total current liabilities	1,083,225	64,735	(64,731)	1,083,229

Long-term debt	991,225	1,243,912	—	2,235,137
Liability to HEP	208,603	—	(208,603)	—
Deferred income taxes	619,905	509	—	620,414
Other long-term liabilities	132,515	62,971	(590)	194,896

Investment in HEP	136,435	—	(136,435)	—
Equity – HollyFrontier	4,638,603	454,803	(412,012)	4,681,394
Equity – noncontrolling interest	—	93,557	527,034	620,591
Total liabilities and equity	$7,810,511	$1,920,487	$(295,337)	$9,435,661

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,064,043	$105,634	$(89,194)	$3,080,483
Operating costs and expenses:
Cost of products sold	2,710,029	—	(68,872)	2,641,157
Lower of cost or market inventory valuation adjustment	11,823	—	—	11,823
Operating expenses	294,157	32,489	(19,529)	307,117
General and administrative	54,456	2,634	(20)	57,070
Depreciation and amortization	81,200	18,373	(3,533)	96,040
Total operating costs and expenses	3,151,665	53,496	(91,954)	3,113,207
Income (loss) from operations	(87,622)	52,138	2,760	(32,724)
Other income (expense):
Earnings of equity method investments	20,588	1,840	(20,588)	1,840
Interest income (expense)	(10,584)	(13,437)	(2,318)	(26,339)
Loss on early extinguishment of debt	—	(12,225)	—	(12,225)
Other, net	14,804	73	—	14,877
	24,808	(23,749)	(22,906)	(21,847)
Income (loss) before income taxes	(62,814)	28,389	(20,146)	(54,571)
Income tax provision	(16,895)	106	—	(16,789)
Net income (loss)	(45,919)	28,283	(20,146)	(37,782)
Less net income (loss) attributable to noncontrolling interest	(10)	2,316	5,380	7,686
Net income (loss) attributable to HollyFrontier stockholders	$(45,909)	$25,967	$(25,526)	$(45,468)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(48,397)	$26,005	$(25,564)	$(47,956)

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$1,999,697	$102,010	$(82,983)	$2,018,724
Operating costs and expenses:
Cost of products sold	1,703,068	—	(77,905)	1,625,163
Lower of cost or market inventory valuation adjustment	(56,121)	—	—	(56,121)
Operating expenses	230,017	26,823	(4,257)	252,583
General and administrative	22,530	3,091	—	25,621
Depreciation and amortization	75,421	16,029	(3,570)	87,880
Total operating costs and expenses	1,974,915	45,943	(85,732)	1,935,126
Income from operations	24,782	56,067	2,749	83,598
Other income (expense):
Earnings of equity method investments	25,797	2,765	(25,797)	2,765
Interest income (expense)	708	(10,423)	(2,297)	(12,012)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Other, net	73	(8)	—	65
	17,860	(7,666)	(28,094)	(17,900)
Income before income taxes	42,642	48,401	(25,345)	65,698
Income tax provision	22,212	96	—	22,308
Net income	20,430	48,305	(25,345)	43,390
Less net income (loss) attributable to noncontrolling interest	(7)	4,927	17,217	22,137
Net income attributable to HollyFrontier stockholders	$20,437	$43,378	$(42,562)	$21,253
Comprehensive income attributable to HollyFrontier stockholders	$20,026	$43,200	$(42,384)	$20,842

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(53,139)	$43,599	$(29,844)	$(39,384)

Cash flows from investing activities
Additions to properties, plants and equipment	(51,492)	—	—	(51,492)
Additions to properties, plants and equipment – HEP	—	(8,265)	—	(8,265)
Purchase of shares of PCLI, net of cash acquired	(840,432)	—	—	(840,432)
Proceeds from sale of assets	6	424	(424)	6
Purchases of marketable securities	(41,565)	—	—	(41,565)
Sales and maturities of marketable securities	465,716	—	—	465,716
Distributions in excess of earnings from equity investments	—	3,016	—	3,016
	(467,767)	(4,825)	(424)	(473,016)
Cash flows from financing activities
Net borrowings under credit agreements	—	294,000	—	294,000
Redemption of senior notes - HEP	—	(309,750)	—	(309,750)
Proceeds from issuance of common units	—	37,563	—	37,563
Dividends	(58,992)	—	—	(58,992)
Distributions to noncontrolling interest	—	(56,804)	30,268	(26,536)
Other, net	(4,215)	(433)	—	(4,648)
	(63,207)	(35,424)	30,268	(68,363)

Effect of exchange rates on cash flows	(304)	—	—	(304)

Cash and cash equivalents
Increase (decrease) for the period	(584,417)	3,350	—	(581,067)
Beginning of period	706,922	3,657	—	710,579
End of period	$122,505	$7,007	$—	$129,512

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(8,257)	$39,372	$(24,479)	$6,636

Cash flows from investing activities:
Additions to properties, plants and equipment	(107,389)	—	—	(107,389)
Additions to properties, plants and equipment – HEP	—	(42,184)	—	(42,184)
Proceeds from sale of assets	258	—	—	258
Purchases of marketable securities	(4,082)	—	—	(4,082)
Sales and maturities of marketable securities	148,204	—	—	148,204
	36,991	(42,184)	—	(5,193)
Cash flows from financing activities:
Net borrowings under credit agreements	—	53,000	—	53,000
Net proceeds from issuance of senior notes - HFC	246,690	—	—	246,690
Repayment of financing obligation	—	(39,500)	—	(39,500)
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(58,602)	—	—	(58,602)
Distributions to noncontrolling interest	—	(46,210)	24,479	(21,731)
Other, net	(32,925)	29,543	—	(3,382)
	21,733	(3,167)	24,479	43,045

Cash and cash equivalents
Increase (decrease) for the period:	50,467	(5,979)	—	44,488
Beginning of period	51,520	15,013	—	66,533
End of period	$101,987	$9,034	$—	$111,021

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”). The acquisition closed on February 1, 2017. Cash consideration paid was $862.0 million, or $1.125 billion in Canadian dollars.

PCLI is Canadian-based producer of base oils with a plant having 15,600 BPD of lubricant production capacity that is located in Mississauga, Ontario. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide through a global sales network with locations in Canada, the United States, Europe and China.

For the three months ended March 31, 2017, net loss attributable to HollyFrontier stockholders was $(45.5) million compared to net income of $21.3 million for the three months ended March 31, 2016. First quarter earnings reflect weak refining margins across the industry, with overall gross refining margin per produced barrel increasing slightly by 2% compared to the three months ended March 31, 2016. Additionally, our first quarter results reflect $8.4 million in earnings attributable to our recently acquired PCLI operations for the period from February 1, 2017 through March 31, 2017.

First quarter crude rate was negatively impacted by our planned turnaround at Navajo, planned maintenance at the El Dorado vacuum tower, unplanned maintenance at the Tulsa CCR reformer and the crude supply pipeline outage to our Woods Cross refinery. The Navajo turnaround included projects to improve efficiency and debottleneck the refinery.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling $66.0 million for the three months ended March 31, 2017. Year-over-year increased costs of ethanol blended into our petroleum products, which exceeded the cost of crude oil, also contributed to lower refining margins for the quarter.

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

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of March 31, 2017, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2017 and 2016 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2016
	2017	2016	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,080,483	$2,018,724	$1,061,759	53%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,641,157	1,625,163	1,015,994	63
Lower of cost or market inventory valuation adjustment	11,823	(56,121)	67,944	(121)
	2,652,980	1,569,042	1,083,938	69
Operating expenses (exclusive of depreciation and amortization)	307,117	252,583	54,534	22
General and administrative expenses (exclusive of depreciation and amortization)	57,070	25,621	31,449	123
Depreciation and amortization	96,040	87,880	8,160	9
Total operating costs and expenses	3,113,207	1,935,126	1,178,081	61
Income (loss) from operations	(32,724)	83,598	(116,322)	(139)
Other income (expense):
Earnings of equity method investments	1,840	2,765	(925)	(33)
Interest income	819	75	744	992
Interest expense	(27,158)	(12,087)	(15,071)	125
Loss on early extinguishment of debt	(12,225)	(8,718)	(3,507)	40
Gain on foreign currency swaps	24,545	—	24,545	—
Loss on foreign currency transactions	(9,933)	—	(9,933)	—
Other, net	265	65	200	308
	(21,847)	(17,900)	(3,947)	22
Income (loss) before income taxes	(54,571)	65,698	(120,269)	(183)
Income tax expense (benefit)	(16,789)	22,308	(39,097)	(175)
Net income (loss)	(37,782)	43,390	(81,172)	(187)
Less net income attributable to noncontrolling interest	7,686	22,137	(14,451)	(65)
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$21,253	$(66,721)	(314)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(0.26)	$0.12	$(0.38)	(317)%
Diluted	$(0.26)	$0.12	$(0.38)	(317)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	176,210	176,737	(527)	—%
Diluted	176,210	176,784	(574)	—%

Table of Content

Balance Sheet Data

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$129,512	$1,134,727
Working capital	$1,027,183	$1,767,780
Total assets	$9,542,352	$9,435,661
Long-term debt	$2,231,542	$2,235,137
Total equity	$5,223,194	$5,301,985

Other Financial Data

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used for) operating activities	$(39,384)	$6,636
Net cash used for investing activities	$(473,016)	$(5,193)
Net cash provided by (used for) financing activities	$(68,363)	$43,045
Capital expenditures	$59,757	$149,573
EBITDA (1)	$72,347	$152,171

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income (loss) plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Our operations are organized into three reportable segments, Refining, PCLI and HEP. See Note 16 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

Table of Content

	Three Months Ended March 31,
	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	221,890	233,540
Refinery throughput (BPD) (2)	242,120	252,160
Refinery production (BPD) (3)	232,580	242,100
Sales of produced refined products (BPD)	227,700	233,350
Sales of refined products (BPD) (4)	255,370	262,210
Refinery utilization (5)	85.3%	89.8%

Average per produced barrel (6)
Net sales	$66.71	$46.69
Cost of products (7)	60.04	38.85
Refinery gross margin (8)	6.67	7.84
Refinery operating expenses (9)	6.12	5.40
Net operating margin (8)	$0.55	$2.44

Refinery operating expenses per throughput barrel (10)	$5.76	$5.00

Feedstocks:
Sweet crude oil	58%	52%
Sour crude oil	19%	21%
Heavy sour crude oil	15%	20%
Other feedstocks and blends	8%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	50%	48%
Diesel fuels	31%	34%
Jet fuels	9%	7%
Fuel oil	1%	1%
Asphalt	2%	2%
Lubricants	5%	5%
LPG and other	2%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2017	2016
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	74,470	98,130
Refinery throughput (BPD) (2)	79,490	109,120
Refinery production (BPD) (3)	78,110	107,510
Sales of produced refined products (BPD)	76,340	113,370
Sales of refined products (BPD) (4)	90,700	113,750
Refinery utilization (5)	74.5%	98.1%

Average per produced barrel (6)
Net sales	$67.16	$45.70
Cost of products (7)	58.76	38.77
Refinery gross margin (8)	8.40	6.93
Refinery operating expenses (9)	6.90	4.24
Net operating margin (8)	$1.50	$2.69

Refinery operating expenses per throughput barrel (10)	$6.63	$4.41

Feedstocks:
Sweet crude oil	18%	33%
Sour crude oil	76%	57%
Other feedstocks and blends	6%	10%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	56%
Diesel fuels	39%	38%
Fuel oil	4%	2%
Asphalt	1%	1%
LPG and other	3%	3%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	74,710	59,430
Refinery throughput (BPD) (2)	83,750	69,230
Refinery production (BPD) (3)	81,150	66,240
Sales of produced refined products (BPD)	80,780	66,640
Sales of refined products (BPD) (4)	81,450	69,970
Refinery utilization (5)	77.0%	71.6%

Table of Content

	Three Months Ended March 31,
	2017	2016
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$65.83	$46.79
Cost of products (7)	55.72	39.00
Refinery gross margin (8)	10.11	7.79
Refinery operating expenses (9)	10.08	9.68
Net operating margin (8)	$0.03	$(1.89)

Refinery operating expenses per throughput barrel (10)	$9.72	$9.32

Feedstocks:
Sweet crude oil	38%	39%
Heavy sour crude oil	31%	32%
Black wax crude oil	20%	15%
Other feedstocks and blends	11%	14%
Total	100%	100%

Sales of produced refined products:
Gasolines	58%	62%
Diesel fuels	33%	32%
Fuel oil	2%	3%
Asphalt	5%	1%
LPG and other	2%	2%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	371,070	391,100
Refinery throughput (BPD) (2)	405,360	430,510
Refinery production (BPD) (3)	391,840	415,850
Sales of produced refined products (BPD)	384,820	413,360
Sales of refined products (BPD) (4)	427,520	445,930
Refinery utilization (5)	81.2%	88.3%

Average per produced barrel (6)
Net sales	$66.62	$46.44
Cost of products (7)	58.88	38.85
Refinery gross margin (8)	7.74	7.59
Refinery operating expenses (9)	7.11	5.77
Net operating margin (8)	$0.63	$1.82

Refinery operating expenses per throughput barrel (10)	$6.75	$5.54

Feedstocks:
Sweet crude oil	46%	45%
Sour crude oil	26%	27%
Heavy sour crude oil	15%	17%
Black wax crude oil	4%	2%
Other feedstocks and blends	9%	9%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2017	2016
Consolidated
Sales of produced refined products:
Gasolines	52%	53%
Diesel fuels	33%	35%
Jet fuels	5%	4%
Fuel oil	2%	2%
Asphalt	3%	1%
Lubricants	3%	2%
LPG and other	2%	3%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

(8)
Excludes lower of cost or market inventory valuation adjustments that decreased gross margin by $11.8 million and increased gross margins by $56.1 million for the three months ended March 31, 2017 and 2016, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

PCLI Operating Data
The following table sets forth information about our our PCLI operations for the period from February 1, 2017 (date of acquisition) through March 31, 2017.

Period From February 1, 2017 Through March 31, 2017
PCLI
Throughput (BPD) (1)	22,170
Production (BPD) (2)	21,760
Sales of produced refined products (BPD)	24,140

(1)	Throughput represents the barrels per day of feedstocks (principally vacuum gas oil and hydrocracker bottoms) input into our PCLI production facilities.

(2)	Production represents the barrels per day of products yielded from our PCLI production facilities.

Table of Content

Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary
Net loss attributable to HollyFrontier stockholders for the three months ended March 31, 2017 was $(45.5) million ($(0.26) per basic and diluted share), a $66.7 million decrease compared to net income attributable to HollyFrontier stockholders of $21.3 million ($0.12 per basic and diluted share) for the three months ended March 31, 2016. Net income decreased due principally to a year-over-year decrease in refining segment sales volumes of refined product, net of $8.4 million in earnings attributable to our recently acquired PCLI operations. For the three months ended March 31, 2017, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $11.8 million compared to increased pre-tax earnings of $56.1 million for the three months ended March 31, 2016. Refinery gross margins for the three months ended March 31, 2017 increased to $7.74 per produced barrel from $7.59 for the three months ended March 31, 2016.

Sales and Other Revenues
Sales and other revenues increased 53% from $2,018.7 million for the three months ended March 31, 2016 to $3,080.5 million for the three months ended March 31, 2017 due to a year-over-year increase in first quarter sales prices offset by lower refined product sales volumes. The average sales price we received per produced barrel sold was $46.44 for the three months ended March 31, 2016 compared to $66.62 for the three months ended March 31, 2017. Sales and other revenues for the three months ended March 31, 2017 and 2016 include $16.6 million and $19.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. PCLI contributed $201.9 million in sales and other revenues for the three months ended March 31, 2017.

Cost of Products Sold
Total cost of products sold increased 69% from $1,569.0 million for the three months ended March 31, 2016 to $2,653.0 million for the three months ended March 31, 2017, due principally to higher crude oil costs offset by lower sales volumes of refined products. Additionally during first quarter of 2017, we recognized an $11.8 million lower of cost or market inventory valuation charge, a $67.9 million increase compared to a benefit of $56.1 million for the same period of 2016, resulting in a new $344.3 million inventory reserve at March 31, 2017. The reserve at March 31, 2017 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market increased 52% from $38.85 for the three months ended March 31, 2016 to $58.88 for the three months ended March 31, 2017. Cost of products sold includes $136.3 million in costs attributable to our PCLI operations.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 2% from $7.59 for the three months ended March 31, 2016 to $7.74 for the three months ended March 31, 2017. This was due to the effects of an increase in the average per barrel sales price for refined products sold, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization increased 22% from $252.6 million for the three months ended March 31, 2016 to $307.1 million for the three months ended March 31, 2017. This increase is principally due to higher maintenance costs compared to the same period of 2016. Operating expenses include $36.0 million in costs attributable to our PCLI operations.

General and Administrative Expenses
General and administrative expenses increased 123% from $25.6 million for the three months ended March 31, 2016 to $57.1 million for the three months ended March 31, 2017 due principally to $15.6 million in incremental direct acquisition and integration costs of our recently acquired PCLI business. Additionally, general and administrative expenses include $12.1 million in costs attributable to our PCLI operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 9% from $87.9 million for the three months ended March 31, 2016 to $96.0 million for the three months ended March 31, 2017. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Depreciation and amortization expenses include $5.1 million in costs attributable to our PCLI operations.

Table of Content

Interest Income
Interest income for the three months ended March 31, 2017 was $0.8 million compared to $0.1 million for the three months ended March 31, 2016. This increase was due to higher investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $27.2 million for the three months ended March 31, 2017 compared to $12.1 million for the three months ended March 31, 2016. This increase is due to interest attributable to higher debt levels during the current year quarter relative to the same period of 2016. For the three months ended March 31, 2017 and 2016, interest expense included $13.5 million and $10.5 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
For the three months ended March 31, 2017, a $12.2 million loss was recorded upon HEP’s redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

For the three months ended March 31, 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains All American Pipeline L.P. See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

Income Taxes
For the three months ended March 31, 2017, we recorded an income tax benefit of $16.8 million compared to income tax expense of $22.3 million for the three months ended March 31, 2016. This decrease was due principally to lower pre-tax earnings during the three months ended March 31, 2017 compared to the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 30.8% and 34.0% for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
In February 2017, we amended our senior unsecured revolving credit facility, increasing the size of the facility from $1 billion to $1.35 billion and extending the maturity to February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the three months ended March 31, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At March 31, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.3 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”) which may be used to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. During the three months ended March 31, 2017, HEP received advances totaling $380.0 million and repaid $86.0 million under the HEP Credit Agreement. At March 31, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $847.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes
In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a redemption cost of $309.8 million, at which time HEP recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Table of Content

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2017, HEP issued 1,142,358 units under this program, providing $39.5 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $0.8 million during the three months ended March 31, 2017. As of March 31, 2017, HEP has issued 1,845,813 units with an aggregate gross sales amount of $63.8 million.

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

As of March 31, 2017, our cash and cash equivalents totaled $129.5 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI that closed on February 1, 2017. Cash consideration paid was $862.0 million, or $1.125 billion in Canadian dollars.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $581.1 million for the three months ended March 31, 2017. Working capital decreased by $740.6 million during the three months ended March 31, 2017, which is principally due to our cash purchase of PCLI, net of working capital acquired.

Cash Flows – Operating Activities

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash flows used for operating activities were $39.4 million for the three months ended March 31, 2017 compared to $6.6 million provided by operating activities for the three months ended March 31, 2016, a decrease of $46.0 million. Net loss for the three months ended March 31, 2017 was $37.8 million, a decrease of $81.2 million compared to net income of $43.4 million for the three months ended March 31, 2016. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $120.1 million for the three months ended March 31, 2017 compared to $93.3 million for the same period in 2016. Changes in working capital items decreased cash flows by $87.9 million and $93.5 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, for the three months ended March 31, 2017, turnaround expenditures increased to $48.0 million from $37.0 million for the same period of 2016.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash flows used for investing activities were $473.0 million for the three months ended March 31, 2017 compared to $5.2 million for the three months ended March 31, 2016, an increase of $467.8 million. Current year investing activities reflect a net cash outflow of $840.4 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first three months of 2017 decreased to $59.8 million from $149.6 million for the same period in 2016. These include HEP capital expenditures of $8.3 million and $42.2 million for the three months ended March 31, 2017 and 2016, respectively. Also for the three months ended March 31, 2017 and 2016, we invested $41.6 million and $4.1 million, respectively, in marketable securities and received proceeds of $465.7 million and $148.2 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2017, we expect to spend approximately $225.0 million to $275.0 million in cash for capital projects appropriated in 2017 and prior years. In addition, we expect to spend approximately $135.0 million to $150.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround.

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

Cash Flows – Financing Activities

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash flows used for financing activities were $68.4 million for the three months ended March 31, 2017 compared to cash flows provided by financing activities of $43.0 million for the three months ended March 31, 2016, an decrease of $111.4 million. During the three months ended March 31, 2017, we received $26.0 million and repaid $26.0 million under the Holly Frontier Credit Agreement and paid $59.0 million in dividends. Also during this period, HEP received $380.0 million and repaid $86.0 million under the HEP Credit Agreement, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $37.6 million in net proceeds from the issuance of its common units and paid distributions of $26.5 million to noncontrolling interests. During the three months ended March 31, 2016, we received $246.7 million in net proceeds upon issuance of our 5.875% senior notes, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $58.6 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also, during this period, HEP received $522.0 million and repaid $469.0 million under the HEP Credit Agreement and paid distributions of $21.7 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

In February 2017, we amended the HollyFrontier Credit Agreement, increasing the size of the credit facility from $1.0 billion to $1.35 billion and extended the maturity to February 2022.

There were no other significant changes to our long-term contractual obligations during the three months ended March 31, 2017.

HEP

In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020. During the three months ended March 31, 2017, HEP received net borrowings of $294.0 million resulting in $847.0 million of outstanding borrowings in the HEP Credit Agreement at March 31, 2017.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the assessment and consolidation of variable interest entities, the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, the amortization of deferred costs for regular major maintenance and repairs at our refineries, assessing the possible impairment of certain long-lived assets and goodwill, accounting for derivative instruments and assessing contingent liabilities for probable losses.

Table of Content

Inventory Valuation: Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

At March 31, 2017, our lower of cost or market inventory valuation reserve was $344.3 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our PCLI operations are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of March 31, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and our PCLI business. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

We performed our annual goodwill impairment testing as of July 1, 2016 and determined the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 4%. The market outlook for future crack spreads has since improved and based on subsequent testing, the fair value of the El Dorado reporting unit exceeded its carrying value by approximately 10% at March 31, 2017. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

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

Table of Content

As of March 31, 2017, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	21,600,000	14,400,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Natural gas price swaps - short	7,200,000	7,200,000	—	—	—	—	MMBTU
Natural gas price swaps (basis spread) - long	7,731,000	7,731,000	—	—	—	—	MMBTU
Crude price swaps (basis spread) - long	2,745,000	2,745,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	620,000	620,000	—	—	—	—	Barrels
Forward gasoline and diesel contracts - long	550,000	550,000	—	—	—	—	Barrels
Forward gasoline and diesel contracts - short	975,000	975,000	—	—			Barrels
Physical crude contracts -short	150,000	150,000	—	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2017	2016
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$3,249	$20,353

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of March 31, 2017, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2017 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,065,320	$36,926
HEP Senior Notes	$400,000	$422,288	$12,758

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2017, outstanding borrowings under the HEP Credit Agreement were $847.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged HEP Credit Agreement borrowings of $697.0 million, a hypothetical 10% change in applicable interest rates would not materially affect cash flows.

Table of Content

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

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

Reconciliations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to amounts reported under generally accepted accounting principles in the United States (“GAAP”) in financial statements.

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in these calculations are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis.

Set forth below is our calculation of EBITDA and adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$21,253
Add (subtract) income tax expense (benefit)	(16,789)	22,308
Add interest expense (1)	39,383	20,805
Subtract interest income	(819)	(75)
Add depreciation and amortization	96,040	87,880
EBITDA	$72,347	$152,171

(1) Includes loss on early extinguishment of debt of $12.2 million and $8.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

Table of Content

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$66.62	$46.44
Times sales of produced refined products (BPD)	384,820	413,360
Times number of days in period	90	91
Produced refined product sales	$2,307,304	$1,746,876

Total produced refined products sales	$2,307,304	$1,746,876
Add refined product sales from purchased products and rounding (1)	260,940	131,408
Total refined product sales	2,568,244	1,878,284
Add direct sales of excess crude oil (2)	258,741	90,918
Add other refining segment revenue (3)	35,091	30,385
Total refining segment revenue	2,862,076	1,999,587
Add PCLI segment sales and other revenues	201,940	—
Add HEP segment sales and other revenues	105,634	102,010
Add corporate and other revenues	27	110
Subtract consolidations and eliminations	(89,194)	(82,983)
Sales and other revenues	$3,080,483	$2,018,724

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$58.88	$38.85
Times sales of produced refined products (BPD)	384,820	413,360
Times number of days in period	90	91
Cost of products for produced products sold	$2,039,238	$1,461,372

Total cost of products for produced products sold	$2,039,238	$1,461,372
Add refined product costs from purchased products and rounding(1)	260,838	138,374
Total cost of refined products sold	2,300,076	1,599,746
Add crude oil cost of direct sales of excess crude oil (2)	259,830	91,588
Add other refining segment cost of products sold (4)	13,819	11,734
Total refining segment cost of products sold	2,573,725	1,703,068
Add PCLI segment cost of products sold	136,304	—
Subtract consolidations and eliminations	(68,872)	(77,905)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,641,157	$1,625,163

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$7.11	$5.77
Times sales of produced refined products (BPD)	384,820	413,360
Times number of days in period	90	91
Refinery operating expenses for produced products sold	$246,246	$217,043

Total refinery operating expenses for produced products sold	$246,246	$217,043
Add other refining segment operating expenses and rounding (5)	10,869	11,719
Total refining segment operating expenses	257,115	228,762
Add PCLI segment operating expenses	36,029	—
Add HEP segment operating expenses	32,489	26,823
Add corporate and other costs	1,013	1,255
Subtract consolidations and eliminations	(19,529)	(4,257)
Operating expenses (exclusive of depreciation and amortization)	$307,117	$252,583

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$0.63	$1.82
Add average refinery operating expenses per produced barrel	7.11	5.77
Refinery gross margin per barrel	7.74	7.59
Add average cost of products per produced barrel sold	58.88	38.85
Average sales price per produced barrel sold	$66.62	$46.44
Times sales of produced refined products (BPD)	384,820	413,360
Times number of days in period	90	91
Produced refined products sales	$2,307,304	$1,746,876

Total produced refined products sales	$2,307,304	$1,746,876
Add refined product sales from purchased products and rounding (1)	260,940	131,408
Total refined product sales	2,568,244	1,878,284
Add direct sales of excess crude oil (2)	258,741	90,918
Add other refining segment revenue (3)	35,091	30,385
Total refining segment revenue	2,862,076	1,999,587
Add PCLI segment sales and other revenues	201,940	—
Add HEP segment sales and other revenues	105,634	102,010
Add corporate and other revenues	27	110
Subtract consolidations and eliminations	(89,194)	(82,983)
Sales and other revenues	$3,080,483	$2,018,724

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Table of Content

Changes in internal control over financial reporting. We acquired PCLI from Suncor effective February 1, 2017 and have included PCLI’s operating results, assets and liabilities in our consolidated financial statements as of March 31, 2017 and for the two months then ended. Pursuant to a Transition Service Agreement with Suncor, Suncor provides accounting support services for PCLI including month end close process and other accounting services. Other than internal controls for PCLI, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider the risk factors discussed in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Movements in foreign exchange rates could significantly impact our profitability and adversely affect our financial position, results of operations and cash flows.

On February 1, 2017 we acquired Petro-Canada Lubricants Inc., a Canadian-based producer of base-oils and other specialized lubricant products, with foreign operations. The functional currencies of PCLI’s operations include the Canadian dollar, the euro and the Chinese renminbi that are translated into U.S. dollars in our reported financial results and condition. Volatility in exchange rates could adversely affect our financial position, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	$—	—	$178,811,213
February 2017	—	$—	—	$178,811,213
March 2017	—	$—	—	$178,811,213
Total for January to March 2017	—		—

Item 6.	Exhibits

The Exhibit Index on page 55 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 4, 2017	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017	/s/ J. W. Gann, Jr.
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

10.1
Seventeenth Amended and Restated Omnibus Agreement, dated January 18, 2017, effective January 1, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.2
First Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of February 16, 2017, among HollyFrontier Corporation, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 21, 2017, File No. 1-03876).

10.3
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P. and HEP Refining L.L.C. (incorporated by reference to Exhibit 10.26 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.4
Third Amended and Restated Master Throughput Agreement, dated January 18, 2017, effective January 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.27 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.5
Fourth Amended and Restated Master Lease and Access Agreement, dated January 18, 2017, effective January 1, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation. (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.6*
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P.

10.7*
Amendment to Master Tolling Agreement (Refinery Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P.

10.8+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017. (incorporated by reference to Exhibit 10.44 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.9+
Retirement Agreement, dated January 13, 2017, between HollyFrontier Corporation and Douglas S. Aron (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed January 13, 2017, File No. 1-03876).

10.10+
Holly Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.11+
Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.12+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.50 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description

101++
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.