Form 10-Q
period 2017-06-30
HollyFrontier Corp
filed 2017-08-02
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
177,279,134 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2017.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $16,339 and $3,657, respectively)	$460,326	$710,579
Marketable securities	—	424,148
Total cash, cash equivalents and short-term marketable securities	460,326	1,134,727
Accounts receivable: Product and transportation (HEP: $8,131 and $7,846, respectively)	563,905	449,036
Crude oil resales	38,445	30,163
	602,350	479,199
Inventories: Crude oil and refined products	1,064,178	970,361
Materials, supplies and other (HEP: $1,470 and $1,402, respectively)	127,795	165,315
	1,191,973	1,135,676
Income taxes receivable	1,428	68,371
Prepayments and other (HEP: $1,652 and $1,486, respectively)	37,686	33,036
Total current assets	2,293,763	2,851,009

Properties, plants and equipment, at cost (HEP: $1,719,143 and $1,702,703, respectively)	6,118,506	5,546,856
Less accumulated depreciation (HEP: $(371,867) and $(337,135), respectively)	(1,674,948)	(1,538,408)
	4,443,558	4,008,448
Other assets: Turnaround costs	251,337	217,340
Goodwill (HEP: $288,991 and $288,991, respectively)	2,205,490	2,022,463
Intangibles and other (HEP: $204,485 and $208,975, respectively)	448,887	336,401
	2,905,714	2,576,204
Total assets	$9,643,035	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $8,912 and $10,518, respectively)	$1,009,135	$935,387
Income taxes payable	24,427	—
Accrued liabilities (HEP: $31,680 and $37,793, respectively)	186,886	147,842
Total current liabilities	1,220,448	1,083,229

Long-term debt (HEP: $1,236,739 and $1,243,912, respectively)	2,227,951	2,235,137
Deferred income taxes (HEP: $649 and $509, respectively)	745,050	620,414
Other long-term liabilities (HEP: $61,312 and $62,971, respectively)	207,502	194,896

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,009,012 and 255,962,866 shares issued as of June 30, 2017 and December 31, 2016, respectively	2,560	2,560
Additional capital	4,058,594	4,026,805
Retained earnings	2,671,276	2,776,728
Accumulated other comprehensive income	18,785	10,612
Common stock held in treasury, at cost – 78,729,878 and 78,617,600 shares as of June 30, 2017 and December 31, 2016, respectively	(2,137,312)	(2,135,311)
Total HollyFrontier stockholders’ equity	4,613,903	4,681,394
Noncontrolling interest	628,181	620,591
Total equity	5,242,084	5,301,985
Total liabilities and equity	$9,643,035	$9,435,661

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2017 and December 31, 2016. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales and other revenues	$3,458,864	$2,714,638	$6,539,347	$4,733,362
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,753,440	2,248,155	5,394,597	3,873,318
Lower of cost or market inventory valuation adjustment	83,982	(138,473)	95,805	(194,594)
	2,837,422	2,109,682	5,490,402	3,678,724
Operating expenses (exclusive of depreciation and amortization)	315,652	251,336	622,769	503,919
General and administrative expenses (exclusive of depreciation and amortization)	59,576	29,655	116,646	55,276
Depreciation and amortization	105,282	90,423	201,322	178,303
Goodwill and asset impairment	19,247	654,084	19,247	654,084
Total operating costs and expenses	3,337,179	3,135,180	6,450,386	5,070,306
Income (loss) from operations	121,685	(420,542)	88,961	(336,944)
Other income (expense):
Earnings of equity method investments	4,053	3,623	5,893	6,388
Interest income	176	527	995	602
Interest expense	(29,645)	(14,251)	(56,803)	(26,338)
Loss on early extinguishment of debt	—	—	(12,225)	(8,718)
Gain on foreign currency swap	—	—	24,545	—
Gain on foreign currency transactions	10,328	—	395	—
Other, net	(528)	128	(263)	193
	(15,616)	(9,973)	(37,463)	(27,873)
Income (loss) before income taxes	106,069	(430,515)	51,498	(364,817)
Income tax expense (benefit):
Current	32,251	(18,012)	7,935	(42,366)
Deferred	(255)	(20,033)	7,272	26,629
	31,996	(38,045)	15,207	(15,737)
Net income (loss)	74,073	(392,470)	36,291	(349,080)
Less net income attributable to noncontrolling interest	16,306	16,898	23,992	39,035
Net income (loss) attributable to HollyFrontier stockholders	$57,767	$(409,368)	$12,299	$(388,115)
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$0.33	$(2.33)	$0.07	$(2.20)
Diluted	$0.33	$(2.33)	$0.07	$(2.20)
Cash dividends declared per common share	$0.33	$0.33	$0.66	$0.66
Average number of common shares outstanding:
Basic	176,147	175,865	176,141	176,301
Diluted	176,302	175,865	176,490	176,301

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$74,073	$(392,470)	$36,291	$(349,080)
Other comprehensive income:
Foreign currency translation adjustment	14,298	—	7,585	—
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	—	12	(4)	90
Reclassification adjustments to net income on sale or maturity of marketable securities	—	—	—	23
Net unrealized gain (loss) on marketable securities	—	12	(4)	113
Hedging instruments:
Change in fair value of cash flow hedging instruments	1,389	(5,393)	4,802	(17,997)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(427)	22,023	(66)	33,309
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	540	540
Net unrealized gain on hedging instruments	1,232	16,900	5,276	15,852
Other comprehensive income before income taxes	15,530	16,912	12,857	15,965
Income tax expense	4,936	6,578	4,701	6,317
Other comprehensive income	10,594	10,334	8,156	9,648
Total comprehensive income (loss)	84,667	(382,136)	44,447	(339,432)
Less noncontrolling interest in comprehensive income (loss)	16,239	16,813	23,975	38,675
Comprehensive income (loss) attributable to HollyFrontier stockholders	$68,428	$(398,949)	$20,472	$(378,107)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$36,291	$(349,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,322	178,303
Goodwill and asset impairment	19,247	654,084
Lower of cost or market inventory valuation adjustment	95,805	(194,594)
Earnings of equity method investments, inclusive of distributions	594	1,081
(Gain) loss on sale of assets	679	(61)
Loss on early extinguishment of debt attributable to unamortized discount	2,475	8,718
Deferred income taxes	7,272	26,629
Equity-based compensation expense	16,557	9,774
Change in fair value – derivative instruments	(5,597)	(18,164)
Excess tax expense from equity based compensation	—	(4,198)
(Increase) decrease in current assets:
Accounts receivable	(5,545)	(128,271)
Inventories	60,963	15,531
Income taxes receivable	66,943	(49,999)
Prepayments and other	(9,272)	9,086
Increase (decrease) in current liabilities:
Accounts payable	495	210,139
Income taxes payable	22,340	(8,142)
Accrued liabilities	40,141	18,905
Turnaround expenditures	(86,036)	(72,409)
Other, net	8,724	2,994
Net cash provided by operating activities	473,398	310,326

Cash flows from investing activities:
Additions to properties, plants and equipment	(116,526)	(214,660)
Additions to properties, plants and equipment – HEP	(20,524)	(75,385)
Purchase of equity method investment - HEP	—	(42,500)
Purchase of PCLI, net of cash acquired	(870,627)	—
Purchases of marketable securities	(41,565)	(86,798)
Sales and maturities of marketable securities	465,716	149,599
Other, net	3,017	408
Net cash used for investing activities	(580,509)	(269,336)

Cash flows from financing activities:
Borrowings under credit agreements	505,000	554,000
Repayments under credit agreements	(215,000)	(480,000)
Net proceeds from issuance of senior notes - HFC	—	246,690
Net proceeds from issuance of term loan - HFC	—	350,000
Redemption of senior notes - HEP	(309,750)	—
Repayment of financing obligation	—	(39,500)
Net proceeds from issuance of common units - HEP	52,634	13,690
Purchase of treasury stock	—	(133,430)
Dividends	(117,754)	(116,795)
Distributions to noncontrolling interest	(53,776)	(43,840)
Other, net	(4,820)	(6,348)
Net cash provided by (used for) financing activities	(143,466)	344,467

Effect of exchange rate on cash flow	324	—

Cash and cash equivalents:
Increase (decrease) for the period	(250,253)	385,457
Beginning of period	710,579	66,533
End of period	$460,326	$451,990

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(64,205)	$(23,212)
Income taxes, net	$80,348	$(21,426)
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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of June 30, 2017, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2017, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and consolidated cash flows for the six months ended June 30, 2017 and 2016 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2017.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.7 million and $2.3 million at June 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Long-lived Assets: As of June 30, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. During 2017, we recognized $184.2 million in goodwill as a result of our PCLI acquisition, all of which has been assigned to our PCLI segment. See Note 16 for additional information on our segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. As of June 30, 2017, we have a cumulative goodwill impairment of $309.3 million, all of which relates to goodwill assigned to our Cheyenne Refinery reporting unit that was fully impaired in the second quarter of 2016.

Additionally, the carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our PCLI segment.

As of June 30, 2017, the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 18%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and our PCLI business. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value. As a result of our impairment testing in the second quarter of 2016, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million.

During the second quarter of 2017, we incurred long-lived asset impairment charges totaling $23.2 million, including $19.2 million of construction-in-progress consisting primarily of engineering work for a planned expansion of our Woods Cross refinery to add lubricants production capabilities. During the second quarter of 2017, we concluded to no longer pursue this expansion for various reasons including our recent acquisition of PCLI. The remaining $4.0 million in charges relate to property, plant and equipment that we expensed in the form of accelerated depreciation in the income statement.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

For the six months ended June 30, 2017, we recorded an income tax expense of $15.2 million compared to an income tax benefit of $15.7 million for the six months ended June 30, 2016. This increase was due principally to pre-tax income during the six months ended June 30, 2017 compared to a pre-tax loss in the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 29.5% and 4.3% for the six months ended June 30, 2017 and 2016, respectively.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2017 and 2016, we received proceeds of $26.2 million and $29.8 million, respectively, and repaid $27.0 million and $30.2 million, respectively, under these sell / buy transactions.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Share-Based Compensation
In March 2016, ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017. As the result of the adoption, on a prospective basis, we recognized zero and $0.1 million of excess tax expense from stock-based compensation as a discrete item in our provision for income taxes for the three and six months ended June 30, 2017. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the six months ended June 30, 2017 and 2016 was $0.3 million and zero, respectively. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

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

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into an SPA with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid at that time was approximately $862.0 million, or $1.125 billion in Canadian dollars. PCLI is located in Mississauga, Ontario, Canada and is a producer of lubricant products such as base oils, white oils, specialty products and finished lubricants. PCLI’s operations also include marketing of its products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China.

Aggregate consideration totaled approximately $904.3 million and consists of $862.0 million in cash paid to Suncor at acquisition, a closing date working capital settlement of $30.6 million that was paid to Suncor in the second quarter of 2017, an accrued payable in the amount of $6.5 million and $5.1 million, representing a portion of the fair value of replacement restricted stock unit awards issued to PCLI employees that relate to pre-acquisition services.
This transaction is accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired PCLI assets and liabilities as of the February 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our PCLI segment. This goodwill is not deductible for income tax purposes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following summarizes our preliminary value estimates of the PCLI assets and liabilities acquired:

(in millions)

Cash and cash equivalents	$21.6
Accounts receivable and other current assets	117.5
Inventories	213.0
Properties, plants and equipment	459.0
Goodwill	184.2
Intangibles and precious metals	119.0
Accounts payable and accrued liabilities	(89.0)
Deferred income tax liabilities	(107.0)
Other long-term liabilities	(14.0)
Net assets acquired	$904.3

Intangibles include trademarks, patents, technical know-how and customer relationships totaling $98.2 million that are being amortized on a straight-line basis over periods ranging from 10 to 20 years.

These values are preliminary and reflect revisions to our February 1, 2017 fair value estimates that were initially recorded during the first quarter of 2017. These estimated values are not final and may be subject to additional change once all needed information has become available and we complete our valuations.

Our consolidated financial and operating results reflect the PCLI operations beginning February 1, 2017. Our results of operations for the three months ended June 30, 2017 included PCLI revenues and net income of $309.6 million and $12.6 million, respectively, and $511.5 million and $21.1 million for the period from February 1, 2017 through June 30, 2017.
As of June 30, 2017, we have incurred $19.3 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses.

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

As of June 30, 2017, we owned a 36% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 85% of HEP’s total revenues for the six months ended June 30, 2017. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2017, HEP issued 1,538,452 units under this program, providing $52.4 million in net proceeds. In connection with this program and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $1.1 million. As of June 30, 2017, HEP has issued 2,241,907 units with an aggregate gross sales amount of $77.1 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2017, these agreements result in minimum annualized payments to HEP of $321.6 million.

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

The carrying amounts of marketable securities and derivative instruments at June 30, 2017 and December 31, 2016 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2017
Assets:
NYMEX futures contracts	$662	$662	$—	$—
Commodity price swaps	7,863	—	7,863	—
Commodity forward contracts	1,447	—	1,447	—
HEP interest rate swaps	63	—	63	—
Total assets	$10,035	$662	$9,373	$—

Liabilities:
Commodity price swaps	$20,631	$—	$20,631	$—
Commodity forward contracts	1,218	—	1,218	—
Total liabilities	$21,849	$—	$21,849	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Level 3 Instruments
	(In thousands)
Liability balance at beginning of period	$—	$(2,554)
Change in fair value:
Recognized in other comprehensive income	—	1,625
Recognized in cost of products sold	—	(1)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	(165)
Recognized in cost of products sold	—	1,095
Liability balance at end of period	$—	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 5:	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$57,767	$(409,368)	$12,299	$(388,115)
Participating securities’ (restricted stock) share in earnings	373	216	752	432
Net income (loss) attributable to common shares	$57,394	$(409,584)	$11,547	$(388,547)
Average number of shares of common stock outstanding	176,147	175,865	176,141	176,301
Effect of dilutive variable restricted shares and performance share units (1)	155	—	349	—
Average number of shares of common stock outstanding assuming dilution	176,302	175,865	176,490	176,301
Basic earnings (loss) per share	$0.33	$(2.33)	$0.07	$(2.20)
Diluted earnings (loss) per share	$0.33	$(2.33)	$0.07	$(2.20)
(1) Excludes anti-dilutive restricted and performance share units of:	140	191	133	183

NOTE 6:	Stock-Based Compensation

As of June 30, 2017, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $8.4 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $15.4 million and $8.6 million for the six months ended June 30, 2017 and 2016, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2017 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017 (non-vested)	1,188,774	$28.87
Granted (1)	733,270	28.20
Vesting (transfer/conversion to common stock)	(29,527)	33.08
Forfeited	(39,209)	30.58
Outstanding at June 30, 2017 (non-vested)	1,853,308	$28.83	$50,910

(1) Includes restricted stock units issued to PCLI employees.

In connection with our February 1, 2017 PCLI acquisition, we issued 472,276 restricted stock units to PCLI employees as replacement units for unvested awards issued under the legacy PCLI plan. The fair value of these awards totaled $13.3 million and is based on a February 1 grant date value of $28.12 per unit. Of this total, $5.1 million is recognized as an increase to our PCLI purchase price as it represents the value of the awards attributable to pre-acquisition services, and the remaining $8.2 million to be recognized as compensation expense over the two-year vesting period.

For the six months ended June 30, 2017, restricted stock and restricted stock units vested having a grant date fair value of $1.0 million. As of June 30, 2017, there was $31.2 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of June 30, 2017, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 60% of target amounts.

A summary of performance share unit activity and changes during the six months ended June 30, 2017 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2017 (non-vested)	703,939
Granted	21,923
Forfeited	(86,117)
Outstanding at June 30, 2017 (non-vested)	639,745

As of June 30, 2017, there was $10.2 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.34 per unit. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at June 30, 2017 consisted of cash and cash equivalents.

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

Interest income recognized on our marketable securities was zero and $0.1 million for the three months ended June 30, 2017 and 2016 respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2017 and 2016.

NOTE 8:	Inventories

Inventory consists of the following components:

	June 30, 2017	December 31, 2016
	(In thousands)
Crude oil	$543,139	$549,886
Other raw materials and unfinished products(1)	342,991	287,561
Finished products(2)	606,371	465,432
Lower of cost or market reserve	(428,323)	(332,518)
Process chemicals(3)	21,704	2,767
Repair and maintenance supplies and other (4)	106,091	162,548
Total inventory	$1,191,973	$1,135,676

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

We acquired $213.0 million of other raw materials, unfinished and finished products and repair and maintenance supplies in connection with our February 1, 2017 acquisition of PCLI. We value these inventories at the lower of FIFO cost or net realizable value.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $428.3 million and $332.5 million at June 30, 2017 and December 31, 2016, respectively. The December 31, 2016 market reserve of $332.5 million was reversed due to the sale of inventory quantities that gave rise to the 2016 reserve. A new market reserve of $428.3 million was established as of June 30, 2017 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of goods sold totaling $84.0 million for the three months ended June 30, 2017 and a decrease of $138.5 million for the three months ended June 30, 2016, respectively, and an increase to cost of goods sold totaling $95.8 million for the six months ended June 30, 2017 and a decrease of $194.6 million for the six months ended June 30, 2016.

At June 30, 2017, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

In May 2017, the Environmental Protection Agency (“EPA”) granted the Cheyenne Refinery a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016 calendar year. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy a Renewable Volume Obligation (“RVO”) for 2016. We are currently working with the EPA to reinstate the RINs previously submitted to meet our Cheyenne Refinery’s 2016 RVO and expect the EPA to reinstate these RINs. The cost of the RINs used earlier to satisfy the Cheyenne Refinery’s 2016 RVO of $30.5 million was charged to cost of products sold in 2016. In the second quarter of 2017, we increased our inventory of RINs and reduced our cost of products sold by this amount, representing the cost of the RINs to be reinstated as a result of the RFS exemption received by the Cheyenne Refinery.

NOTE 9:	Environmental

Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations and routinely assess our recorded environmental obligations, if any, with respect to such matters. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

We reduced expense by $0.9 million for each of the three and the six months ended June 30, 2017 and incurred expense of $0.5 million and $1.3 million for the three and the six months ended June 30, 2016, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $91.3 million and $96.4 million at June 30, 2017 and December 31, 2016, respectively, of which $82.9 million and $82.9 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability includes PCLI environmental obligations of $4.6 million assumed upon our February 1, 2017 acquisition. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:	Debt

HollyFrontier Credit Agreement
In February 2017, we increased the size of our senior unsecured revolving credit facility from $1 billion to $1.35 billion and extended the maturity date to February 2022 (the “HollyFrontier Credit Agreement”). The Holly Frontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the six months ended June 30, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At June 30, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.1 million under the HollyFrontier Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Credit Agreement
At June 30, 2017, HEP had a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”). During the six months ended June 30, 2017, HEP received advances totaling $479.0 million and repaid $189.0 million under the HEP Credit Agreement. At June 30, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $843.0 million and no outstanding letters of credit under the HEP Credit Agreement.

In July 2017, the HEP Credit Agreement was amended to increase the size of the facility to $1.4 billion and to extend the maturity to July 2022 (the “HEP Amended Credit Agreement”) The HEP Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion.

HEP’s obligations under the HEP Amended Credit Agreement are collateralized by substantially all of HEP’s assets and is guaranteed by HEP’s material wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(8,788)	(8,775)
	991,212	991,225

HEP Credit Agreement	843,000	553,000

HEP 6% Senior Notes
Principal	400,000	400,000
Unamortized discount and debt issuance costs	(6,261)	(6,607)
	393,739	393,393
HEP 6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total HEP long-term debt	1,236,739	1,243,912

Total long-term debt	$2,227,951	$2,235,137

The fair values of the senior notes are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)

HollyFrontier senior notes	$1,065,000	$1,022,500

HEP senior notes	$418,000	$723,750

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.6 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended June 30, 2017
Change in fair value	$1,378
Gain reclassified to earnings due to settlements	(325)	Sales and other revenues	$4,476
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,421)	Operating expenses	$(18)
Total	$1,323		$55		$(18)

Three Months Ended June 30, 2016
Change in fair value	$(5,138)
Loss reclassified to earnings due to settlements	21,910	Sales and other revenue	$(15,897)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(6,283)	Operating expenses	$—
Total	$17,042		$(22,180)		$—

Six Months Ended June 30, 2017
Change in fair value	$4,715	Sales and other revenues	$8,426
Loss reclassified to earnings due to settlements	49	Cost of products sold	(299)
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	(8,716)	Operating expenses	$(18)
Total	$5,304		$(589)		$(18)

Six Months Ended June 30, 2016
Change in fair value	$(17,059)
Loss reclassified to earnings due to settlements	32,966	Sales and other revenues	$(20,653)
Amortization of discontinued hedge reclassified to earnings	540	Operating expenses	(12,853)	Operating expenses	$—
Total	$16,447		$(33,506)		$—

As of June 30, 2017, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	12,000,000	4,800,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 4,800,000 MMBTU’s to be purchased ratably through 2017. As of June 30, 2017, we have an unrealized loss of $0.5 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Earnings	2017	2016	2017	2016
	(In thousands)
Cost of products sold	$6,983	$828	$14,035	$1,302
Operating expenses	(1,541)	8,083	(5,763)	4,614
Gain on foreign currency swap	—	—	24,545	—
Total	$5,442	$8,911	$32,817	$5,916

As of June 30, 2017, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2017	2018	Unit of Measure

Crude price swaps (basis spread) - long	1,836,000	1,836,000	—	Barrels
Natural gas price swaps (basis spread) - long	5,154,000	5,154,000	—	MMBTU
Natural gas price swaps - long	4,800,000	4,800,000	—	MMBTU
Natural gas price swaps - short	4,800,000	4,800,000	—	MMBTU
NYMEX futures (WTI) - short	1,240,000	1,040,000	200,000	Barrels
Forward gasoline and diesel contracts - long	465,000	465,000	—	Barrels

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2017, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts matured in July 2017 and have been designated as cash flow hedges. To date, there has been no ineffectiveness on these cash flow hedges.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended June 30, 2017
Interest rate swaps
Change in fair value	$11
Gain reclassified to earnings due to settlements	(102)	Interest expense	$102
Total	$(91)		$102

Three Months Ended June 30, 2016
Interest rate swaps
Change in fair value	$(255)
Loss reclassified to earnings due to settlements	113	Interest expense	$(113)
Total	$(142)		$(113)

Six Months Ended June 30, 2017
Interest rate swaps
Change in fair value	$87
Gain reclassified to earnings due to settlements	(115)	Interest expense	$115
Total	$(28)		$115

Six Months Ended June 30, 2016
Interest rate swaps
Change in fair value	$(938)
Loss reclassified to earnings due to settlements	343	Interest expense	$(343)
Total	$(595)		$(343)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$10,018	$—	$10,018
Interest rate swap contracts	63	—	63	—	—	—
	$63	$—	$63	$10,018	$—	$10,018

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$10,613	$(7,863)	$2,750
NYMEX futures contracts	662	—	662	—	—	—
Forward contracts	1,447	—	1,447	1,218	—	1,218
	$2,109	$—	$2,109	$11,831	$(7,863)	$3,968

Total net balance			$2,172			$13,986

Balance sheet classification:				Accrued liabilities		$13,308
				Other long-term liabilities		678
	Prepayment and other		$2,172			$13,986

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,185	$(431)	$12,754
Commodity forward contracts	—	—	—	2,978	—	2,978
Interest rate swap contracts	91	—	91	—	—	—
	$91	$—	$91	$16,163	$(431)	$15,732

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$4,244	$(756)	$3,488	$12,903	$(9,887)	$3,016
NYMEX futures contracts	—	—	—	1,975	—	1,975
Commodity forward contracts	5,905	—	5,905	5,338	—	5,338
Foreign currency forward contracts	—	—	—	6,519	—	6,519
	$10,149	$(756)	$9,393	$26,735	$(9,887)	$16,848

Total net balance			$9,484			$32,580

Balance sheet classification:	Prepayment and other		$9,484	Accrued liabilities		$32,580

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At June 30, 2017, we had a pre-tax net unrealized loss of $10.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $9.8 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 12:	Equity

Changes to equity during the six months ended June 30, 2017 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2016	$4,681,394	$620,591	$5,301,985
Net income	12,299	23,992	36,291
Dividends	(117,754)	—	(117,754)
Distributions to noncontrolling interest holders	—	(53,776)	(53,776)
Other comprehensive income (loss), net of tax	8,173	(17)	8,156
Allocated equity on HEP common unit issuances, net of tax	9,598	36,723	46,321
Equity awards issued in PCLI acquisition	5,056	—	5,056
Equity-based compensation	15,411	1,146	16,557
Purchase of treasury stock (1)	(274)	—	(274)
Purchase of HEP units for restricted grants	—	(35)	(35)
Other	—	(443)	(443)
Balance at June 30, 2017	$4,613,903	$628,181	$5,242,084

(1) Includes 9,349 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

NOTE 13:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2017
Net change in foreign currency translation adjustment	$14,298	$4,433	$9,865
Net unrealized gain on hedging instruments	1,232	503	729
Other comprehensive income	15,530	4,936	10,594
Less other comprehensive loss attributable to noncontrolling interest	(67)	—	(67)
Other comprehensive income attributable to HollyFrontier stockholders	$15,597	$4,936	$10,661

Three Months Ended June 30, 2016
Net unrealized gain on marketable securities	$12	$4	$8
Net unrealized gain on hedging instruments	16,900	6,574	10,326
Other comprehensive income	16,912	6,578	10,334
Less other comprehensive loss attributable to noncontrolling interest	(85)	—	(85)
Other comprehensive income attributable to HollyFrontier stockholders	$16,997	$6,578	$10,419

Six Months Ended June 30, 2017
Net change in foreign currency translation adjustment	$7,585	$2,654	$4,931
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	5,276	2,048	3,228
Other comprehensive income	12,857	4,701	8,156
Less other comprehensive loss attributable to noncontrolling interest	(17)	—	(17)
Other comprehensive income attributable to HollyFrontier stockholders	$12,874	$4,701	$8,173

Six Months Ended June 30, 2016
Net unrealized gain on marketable securities	$113	$44	$69
Net unrealized gain on hedging instruments	15,852	6,273	9,579
Other comprehensive income	15,965	6,317	9,648
Less other comprehensive loss attributable to noncontrolling interest	(360)	—	(360)
Other comprehensive income attributable to HollyFrontier stockholders	$16,325	$6,317	$10,008

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2017	2016

Hedging instruments:
Commodity price swaps	$4,476	$(15,897)	Sales and other revenues
	(4,421)	(6,283)	Operating expenses
Interest rate swaps	102	(113)	Interest expense
	157	(22,293)
	36	(8,601)	Income tax expense (benefit)
	121	(13,692)	Net of tax
	(65)	69	Noncontrolling interest
	56	(13,623)	Net of tax and noncontrolling interest

Total reclassifications for the period	$56	$(13,623)

	Six Months Ended June 30,
	2017	2016

Marketable securities	$—	$(23)	Interest income
	—	(9)	Income tax benefit
	—	(14)	Net of tax

Hedging instruments:
Commodity price swaps	8,426	(20,653)	Sales and other revenues
	(299)	—	Cost of products sold
	(8,716)	(12,853)	Operating expenses
Interest rate swaps	115	(343)	Interest expense
	(474)	(33,849)
	(212)	(13,019)	Income tax benefit
	(262)	(20,830)	Net of tax
	(73)	209	Noncontrolling interest
	(335)	(20,621)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(335)	$(20,635)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustment	$4,931	$—
Unrealized gain on post-retirement benefit obligations	20,055	20,055
Unrealized gain on marketable securities	—	3
Unrealized loss on hedging instruments, net of noncontrolling interest	(6,201)	(9,446)
Accumulated other comprehensive income	$18,785	$10,612

NOTE 14:	Post-retirement Plans

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Our purchase price allocation as of February 1, 2017 included estimates of the amount of pension benefit obligation and the pension assets to be transferred based on actuarial estimates and are as follows:

February 1, 2017
(in thousands)
Projected benefit obligation	$50,827
Estimated pension assets	52,082
Estimated funded status	$1,255

The net periodic pension expense of these plans consisted of the following components:

	Three Months Ended June 30, 2017	February 1, 2017 to June 30, 2017
	(in thousands)
Service cost - benefit earned during the period	$944	$1,582
Interest cost on projected benefit obligations	518	868
Expected return on plan assets	(747)	(1,252)
Net periodic pension expense	$715	$1,198

We have a post-retirement healthcare and other benefits plan that is available to certain of our non-PCLI employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Service cost – benefit earned during the period	$301	$324	$601	$648
Interest cost on projected benefit obligations	169	197	339	394
Amortization of prior service credit	(870)	(871)	(1,740)	(1,742)
Net periodic post-retirement credit	$(400)	$(350)	$(800)	$(700)

In addition, we established a post-retirement healthcare and other benefits plan for our PCLI employees. Our purchase price allocation as of February 1, 2017 included estimates of the amount of projected benefit obligations of $8.2 million. The net periodic benefit expense related to this plan was $0.1 million and $0.3 million for the three and the six months ended June 30, 2017, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	PCLI	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2017
Sales and other revenues	$3,141,137	$309,566	$109,143	$15	$(100,997)	$3,458,864
Operating expenses	$245,265	$52,652	$34,097	$1,322	$(17,684)	$315,652
Depreciation and amortization	$75,656	$7,302	$19,541	$2,990	$(207)	$105,282
Income (loss) from operations	$86,603	$17,511	$52,890	$(34,746)	$(573)	$121,685
Earnings of equity method investments	$—	$—	$4,053	$—	$—	$4,053
Capital expenditures	$52,190	$8,757	$12,259	$4,087	$—	$77,293

Three Months Ended June 30, 2016
Sales and other revenues	$2,699,022	$—	$94,896	$47	$(79,327)	$2,714,638
Operating expenses	$225,683	$—	$29,212	$1,152	$(4,711)	$251,336
Depreciation and amortization	$72,023	$—	$15,308	$3,299	$(207)	$90,423
Income (loss) from operations	$(436,214)	$—	$47,514	$(31,197)	$(645)	$(420,542)
Earnings of equity method investments	$—	$—	$3,623	$—	$—	$3,623
Capital expenditures	$105,875	$—	$33,201	$1,396	$—	$140,472

Six Months Ended June 30, 2017
Sales and other revenues	$6,003,213	$511,506	$214,777	$42	$(190,191)	$6,539,347
Operating expenses	$502,380	$88,681	$66,586	$2,335	$(37,213)	$622,769
Depreciation and amortization	$145,324	$12,376	$37,914	$6,122	$(414)	$201,322
Income (loss) from operations	$36,348	$29,905	$105,028	$(81,181)	$(1,139)	$88,961
Earnings of equity method investments	$—	$—	$5,893	$—	$—	$5,893
Capital expenditures	$99,864	$10,352	$20,524	$6,310	$—	$137,050

Six Months Ended June 30, 2016
Sales and other revenues	$4,698,609	$—	$196,906	$157	$(162,310)	$4,733,362
Operating expenses	$453,512	$—	$56,968	$2,407	$(8,968)	$503,919
Depreciation and amortization	$140,901	$—	$31,337	$6,479	$(414)	$178,303
Income (loss) from operations	$(380,281)	$—	$102,648	$(58,052)	$(1,259)	$(336,944)
Earnings of equity method investments	$—	$—	$6,388	$—	$—	$6,388
Capital expenditures	$210,582	$—	$75,385	$4,078	$—	$290,045

June 30, 2017
Cash, cash equivalents and investments in marketable securities	$2,311	$68,346	$16,339	$373,330	$—	$460,326
Total assets	$6,354,911	$1,194,478	$1,904,951	$471,367	$(282,672)	$9,643,035
Long-term debt	$—	$—	$1,236,739	$991,212	$—	$2,227,951

December 31, 2016
Cash, cash equivalents and investments in marketable securities	$49	$—	$3,657	$1,131,021	$—	$1,134,727
Total assets	$6,513,806	$—	$1,920,487	$1,306,169	$(304,801)	$9,435,661
Long-term debt	$—	$—	$1,243,912	$991,225	$—	$2,235,137

(1) For the three and six months ended June 30, 2017, we recorded a long-lived asset impairment charge of $19.2 million that related to our Woods Cross Refinery, which is included in our Refining segment. For the three and six months ended June 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, which is included in our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(2) HEP acquired a newly constructed crude unit, FCCU and polymerization unit at our Woods Cross Refinery in October 2016. As a result, we have recast our 2016 HEP segment information to include these asset-related capital expenditures and certain operating expenses that were previously presented under the Refining segment.

HEP segment revenues from external customers were $16.0 million and $15.7 million for the three months ended June 30, 2017 and 2016, respectively, and $32.6 million and $34.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Condensed Consolidating Balance Sheet
June 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$443,987	$16,339	$—	$460,326
Accounts receivable, net	601,098	44,738	(43,486)	602,350
Inventories	1,190,503	1,470	—	1,191,973
Income taxes receivable	1,428	—	—	1,428
Prepayments and other	42,199	1,652	(6,165)	37,686
Total current assets	2,279,215	64,199	(49,651)	2,293,763

Properties, plants and equipment, net	3,320,339	1,347,276	(224,057)	4,443,558
Intangibles and other assets	2,411,622	493,476	616	2,905,714
Total assets	$8,011,176	$1,904,951	$(273,092)	$9,643,035

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,036,693	$15,928	$(43,486)	$1,009,135
Income tax payable	24,427	—	—	24,427
Accrued liabilities	161,371	31,680	(6,165)	186,886
Total current liabilities	1,222,491	47,608	(49,651)	1,220,448

Long-term debt	991,212	1,236,739	—	2,227,951
Liability to HEP	202,382	—	(202,382)	—
Deferred income taxes	744,401	649	—	745,050
Other long-term liabilities	146,718	61,312	(528)	207,502

Investment in HEP	151,055	—	(151,055)	—
Equity – HollyFrontier	4,552,917	466,113	(405,127)	4,613,903
Equity – noncontrolling interest	—	92,530	535,651	628,181
Total liabilities and equity	$8,011,176	$1,904,951	$(273,092)	$9,643,035

Condensed Consolidating Balance Sheet
December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$706,922	$3,657	$—	$710,579
Marketable securities	424,148	—	—	424,148
Accounts receivable, net	487,693	50,408	(58,902)	479,199
Inventories	1,134,274	1,402	—	1,135,676
Income taxes receivable	68,371	—	—	68,371
Prepayments and other	37,379	1,486	(5,829)	33,036
Total current assets	2,858,787	56,953	(64,731)	2,851,009

Properties, plants and equipment, net	2,874,041	1,365,568	(231,161)	4,008,448
Intangibles and other assets	2,077,683	497,966	555	2,576,204
Total assets	$7,810,511	$1,920,487	$(295,337)	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$967,347	$26,942	$(58,902)	$935,387
Accrued liabilities	115,878	37,793	(5,829)	147,842
Total current liabilities	1,083,225	64,735	(64,731)	1,083,229

Long-term debt	991,225	1,243,912	—	2,235,137
Liability to HEP	208,603	—	(208,603)	—
Deferred income taxes	619,905	509	—	620,414
Other long-term liabilities	132,515	62,971	(590)	194,896

Investment in HEP	136,435	—	(136,435)	—
Equity – HollyFrontier	4,638,603	454,803	(412,012)	4,681,394
Equity – noncontrolling interest	—	93,557	527,034	620,591
Total liabilities and equity	$7,810,511	$1,920,487	$(295,337)	$9,435,661

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,442,999	$109,143	$(93,278)	$3,458,864
Operating costs and expenses:
Cost of products sold	2,828,274	—	(74,834)	2,753,440
Lower of cost or market inventory valuation adjustment	83,982	—	—	83,982
Operating expenses	299,239	34,097	(17,684)	315,652
General and administrative	56,941	2,615	20	59,576
Depreciation and amortization	89,311	19,541	(3,570)	105,282
Goodwill and asset impairment	19,247	—	—	19,247
Total operating costs and expenses	3,376,994	56,253	(96,068)	3,337,179
Income from operations	66,005	52,890	2,790	121,685
Other income (expense):
Earnings of equity method investments	26,949	4,053	(26,949)	4,053
Interest expense	(13,393)	(13,645)	(2,431)	(29,469)
Other, net	9,710	90	—	9,800
	23,266	(9,502)	(29,380)	(15,616)
Income before income taxes	89,271	43,388	(26,590)	106,069
Income tax expense	31,868	128	—	31,996
Net income	57,403	43,260	(26,590)	74,073
Less net income (loss) attributable to noncontrolling interest	(4)	1,521	14,789	16,306
Net income attributable to HollyFrontier stockholders	$57,407	$41,739	$(41,379)	$57,767
Comprehensive income attributable to HollyFrontier stockholders	$68,062	$41,690	$(41,324)	$68,428

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$2,699,069	$94,896	$(79,327)	$2,714,638
Operating costs and expenses:
Cost of products sold	2,321,919	—	(73,764)	2,248,155
Lower of cost or market inventory valuation adjustment	(138,473)	—	—	(138,473)
Operating expenses	226,835	29,212	(4,711)	251,336
General and administrative	26,793	2,862	—	29,655
Depreciation and amortization	78,686	15,308	(3,571)	90,423
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	3,169,844	47,382	(82,046)	3,135,180
Income (loss) from operations	(470,775)	47,514	2,719	(420,542)
Other income (expense):
Earnings of equity method investments	25,096	3,623	(25,096)	3,623
Interest expense	(339)	(11,164)	(2,221)	(13,724)
Other, net	127	1	—	128
	24,884	(7,540)	(27,317)	(9,973)
Income (loss) before income taxes	(445,891)	39,974	(24,598)	(430,515)
Income tax expense (benefit)	(38,098)	53	—	(38,045)
Net income (loss)	(407,793)	39,921	(24,598)	(392,470)
Less net income (loss) attributable to noncontrolling interest	(9)	2,355	14,552	16,898
Net income (loss) attributable to HollyFrontier stockholders	$(407,784)	$37,566	$(39,150)	$(409,368)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(397,364)	$37,510	$(39,095)	$(398,949)

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2017	HollyFrontier Corp. Before Consolidation of HEP		HEP Segment		Consolidations and Eliminations		Consolidated
	(In thousands)
Sales and other revenues	$6,507,042		$214,777		$(182,472)		$6,539,347
Operating costs and expenses:			—
Cost of products sold	5,538,303		—		(143,706)		5,394,597
Lower of cost or market inventory valuation adjustment	95,805		—		—		95,805
Operating expenses	593,396		66,586		(37,213)		622,769
General and administrative	111,397		5,249		—		116,646
Depreciation and amortization	170,511		37,914		(7,103)		201,322
Goodwill and asset impairment	19,247		—		—		19,247
Total operating costs and expenses	6,528,659	—	109,749	—	(188,022)	—	6,450,386
Income (loss) from operations	(21,617)		105,028		5,550		88,961
Other income (expense):
Earnings of equity method investments	47,537		5,893		(47,537)		5,893
Interest expense	(23,977)		(27,082)		(4,749)		(55,808)
Loss on early extinguishment of debt	—		(12,225)		—		(12,225)
Other, net	24,514		163		—		24,677
	48,074		(33,251)		(52,286)		(37,463)
Income before income taxes	26,457		71,777		(46,736)		51,498
Income tax expense	14,973		234		—		15,207
Net income	11,484		71,543		(46,736)		36,291
Less net income (loss) attributable to noncontrolling interest	(14)		3,837		20,169		23,992
Net income attributable to HollyFrontier stockholders	$11,498		$67,706		$(66,905)		$12,299
Comprehensive income attributable to HollyFrontier stockholders	$19,671		$67,695		$(66,894)		$20,472

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$4,698,766	$196,906	$(162,310)	$4,733,362
Operating costs and expenses:
Cost of products sold	4,024,987	—	(151,669)	3,873,318
Lower of cost or market inventory valuation adjustment	(194,594)	—	—	(194,594)
Operating expenses	455,919	56,968	(8,968)	503,919
General and administrative	49,323	5,953	—	55,276
Depreciation and amortization	154,107	31,337	(7,141)	178,303
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	5,143,826	94,258	(167,778)	5,070,306
Income (loss) from operations	(445,060)	102,648	5,468	(336,944)
Other income (expense):
Earnings of equity method investments	50,893	6,388	(50,893)	6,388
Interest income (expense)	369	(21,587)	(4,518)	(25,736)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Other, net	200	(7)	—	193
	42,744	(15,206)	(55,411)	(27,873)
Income (loss) before income taxes	(402,316)	87,442	(49,943)	(364,817)
Income tax expense (benefit)	(15,886)	149	—	(15,737)
Net income (loss)	(386,430)	87,293	(49,943)	(349,080)
Less net income (loss) attributable to noncontrolling interest	(16)	7,282	31,769	39,035
Net income (loss) attributable to HollyFrontier stockholders	$(386,414)	$80,011	$(81,712)	$(388,115)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(376,405)	$79,777	$(81,479)	$(378,107)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$420,404	$113,597	$(60,603)	$473,398

Cash flows from investing activities
Additions to properties, plants and equipment	(116,526)	—	—	(116,526)
Additions to properties, plants and equipment – HEP	—	(20,524)	—	(20,524)
Purchase of PCLI, net of cash acquired	(870,627)	—	—	(870,627)
Purchases of marketable securities	(41,565)	—	—	(41,565)
Sales and maturities of marketable securities	465,716	—	—	465,716
Other, net	1,152	2,289	(424)	3,017
	(561,850)	(18,235)	(424)	(580,509)
Cash flows from financing activities
Net borrowings under credit agreements	—	290,000	—	290,000
Redemption of senior notes - HEP	—	(309,750)	—	(309,750)
Net proceeds from issuance of common units - HEP	—	52,634	—	52,634
Dividends	(117,754)	—	—	(117,754)
Distributions to noncontrolling interest	—	(115,695)	61,919	(53,776)
Other, net	(4,059)	131	(892)	(4,820)
	(121,813)	(82,680)	61,027	(143,466)

Effect of exchange rates on cash flows	324	—	—	324

Cash and cash equivalents
Increase (decrease) for the period	(262,935)	12,682	—	(250,253)
Beginning of period	706,922	3,657	—	710,579
End of period	$443,987	$16,339	$—	$460,326

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$256,019	$104,076	$(49,769)	$310,326

Cash flows from investing activities:
Additions to properties, plants and equipment	(214,660)	—	—	(214,660)
Additions to properties, plants and equipment – HEP	—	(75,385)	—	(75,385)
Purchase of equity method investment - HEP	—	(42,500)	—	(42,500)
Purchases of marketable securities	(86,798)	—	—	(86,798)
Sales and maturities of marketable securities	149,599	—	—	149,599
Other, net	390	18	—	408
	(151,469)	(117,867)	—	(269,336)
Cash flows from financing activities:
Net borrowings under credit agreements	—	74,000	—	74,000
Net proceeds from issuance of senior notes - HFC	246,690	—	—	246,690
Net proceeds from issuance of term loan	350,000	—	—	350,000
Net proceeds from issuance of common units - HEP	—	13,690	—	13,690
Repayment of financing obligation	—	(39,500)	—	(39,500)
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(116,795)	—	—	(116,795)
Distributions to noncontrolling interest	—	(93,609)	49,769	(43,840)
Contribution from general partner	(53,304)	53,304	—	—
Other, net	(2,123)	(4,225)	—	(6,348)
	291,038	3,660	49,769	344,467

Cash and cash equivalents
Increase (decrease) for the period:	395,588	(10,131)	—	385,457
Beginning of period	51,520	15,013	—	66,533
End of period	$447,108	$4,882	$—	$451,990

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2017, net income attributable to HollyFrontier stockholders was $57.8 million compared to a net loss of $(409.4) million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net income attributable to HollyFrontier stockholders was $12.3 million compared to a net loss of $(388.1) million for the six months ended June 30, 2016. Included in our financial results for the second quarter of 2016 were non-cash items consisting of goodwill and long-lived asset impairment charges, offset by our second quarter lower of cost or market inventory reserve adjustment. Second quarter 2017 earnings reflect improved refining margins relative to prior period levels, with overall gross refining margin per produced barrel increasing 29% compared to the three months ended June 30, 2016. Additionally, our second quarter results reflect $12.6 million in earnings attributable to our recently acquired PCLI operations.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling $53.0 million for the three months ended June 30, 2017, which is net of the $30.5 million cost reduction resulting from reinstatement of 2016 RINs as described below.

In May 2017, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the Renewable Fuel Standard (RFS) program requirements for the 2016 calendar year. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy a Renewable Volume Obligation (“RVO”) for 2016. We are currently working with the EPA to reinstate RINs previously submitted to meet our Cheyenne Refinery’s 2016 RVO and expect the EPA to reinstate these RINs. The cost of the RINs used earlier to satisfy the Cheyenne Refinery’s 2016 RVO of $30.5 million was charged to cost of products sold in 2016. In the second quarter of 2017, we reduced our cost of products sold by this amount, representing the cost of the RINs to be reinstated as a result of the RFS exemption received by the Cheyenne Refinery.

Table of Content

OUTLOOK

Our profitability is largely driven by our operational reliability and crack spreads (the price difference between refined products and inputs such as crude oil). Crack spreads are driven by the supply and demand of refined product markets. We believe 2016 represented a cyclical low driven by large additions of refining capacity around the world. Based on continued demand growth and limited capacity additions, we expect crack spreads to be higher in 2017 than 2016.

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of June 30, 2017, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2017 and 2016 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2016
	2017	2016	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,458,864	$2,714,638	$744,226	27%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,753,440	2,248,155	505,285	22
Lower of cost or market inventory valuation adjustment	83,982	(138,473)	222,455	(161)
	2,837,422	2,109,682	727,740	34
Operating expenses (exclusive of depreciation and amortization)	315,652	251,336	64,316	26
General and administrative expenses (exclusive of depreciation and amortization)	59,576	29,655	29,921	101
Depreciation and amortization	105,282	90,423	14,859	16
Goodwill and asset impairment	19,247	654,084	(634,837)	(97)
Total operating costs and expenses	3,337,179	3,135,180	201,999	6
Income (loss) from operations	121,685	(420,542)	542,227	(129)
Other income (expense):
Earnings of equity method investments	4,053	3,623	430	12
Interest income	176	527	(351)	(67)
Interest expense	(29,645)	(14,251)	(15,394)	108
Gain on foreign currency transactions	10,328	—	10,328	—
Other, net	(528)	128	(656)	(513)
	(15,616)	(9,973)	(5,643)	57
Income (loss) before income taxes	106,069	(430,515)	536,584	(125)
Income tax expense (benefit)	31,996	(38,045)	70,041	(184)
Net income (loss)	74,073	(392,470)	466,543	(119)
Less net income attributable to noncontrolling interest	16,306	16,898	(592)	(4)
Net income (loss) attributable to HollyFrontier stockholders	$57,767	$(409,368)	$467,135	(114)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$0.33	$(2.33)	$2.66	(114)%
Diluted	$0.33	$(2.33)	$2.66	(114)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	176,147	175,865	282	—%
Diluted	176,302	175,865	437	—%

Table of Content

	Six Months Ended June 30,		Change from 2016
	2017	2016	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$6,539,347	$4,733,362	$1,805,985	38%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	5,394,597	3,873,318	1,521,279	39
Lower of cost or market inventory valuation adjustment	95,805	(194,594)	290,399	(149)
	5,490,402	3,678,724	1,811,678	49
Operating expenses (exclusive of depreciation and amortization)	622,769	503,919	118,850	24
General and administrative expenses (exclusive of depreciation and amortization)	116,646	55,276	61,370	111
Depreciation and amortization	201,322	178,303	23,019	13
Goodwill and asset impairment	19,247	654,084	(634,837)	(97)
Total operating costs and expenses	6,450,386	5,070,306	1,380,080	27
Income (loss) from operations	88,961	(336,944)	425,905	(126)
Other income (expense):
Earnings of equity method investments	5,893	6,388	(495)	(8)
Interest income	995	602	393	65
Interest expense	(56,803)	(26,338)	(30,465)	116
Loss on early extinguishment of debt	(12,225)	(8,718)	(3,507)	40
Gain on foreign currency swaps	24,545	—	24,545	—
Gain on foreign currency transactions	395	—	395	—
Other, net	(263)	193	(456)	(236)
	(37,463)	(27,873)	(9,590)	34
Income (loss) before income taxes	51,498	(364,817)	416,315	(114)
Income tax expense (benefit)	15,207	(15,737)	30,944	(197)
Net income (loss)	36,291	(349,080)	385,371	(110)
Less net income attributable to noncontrolling interest	23,992	39,035	(15,043)	(39)
Net income (loss) attributable to HollyFrontier stockholders	$12,299	$(388,115)	$400,414	(103)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$0.07	$(2.20)	$2.27	(103)%
Diluted	$0.07	$(2.20)	$2.27	(103)%
Cash dividends declared per common share	$0.66	$0.66	$—	—%
Average number of common shares outstanding:
Basic	176,141	176,301	(160)	—%
Diluted	176,490	176,301	189	—%

Balance Sheet Data

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$460,326	$1,134,727
Working capital	$1,073,315	$1,767,780
Total assets	$9,643,035	$9,435,661
Long-term debt	$2,227,951	$2,235,137
Total equity	$5,242,084	$5,301,985

Table of Content

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by (used for) operating activities	$512,782	$303,690	$473,398	$310,326
Net cash used for investing activities	$(107,493)	$(264,143)	$(580,509)	$(269,336)
Net cash provided by (used for) financing activities	$(75,103)	$301,422	$(143,466)	$344,467
Capital expenditures	$77,293	$140,472	$137,050	$290,045
EBITDA (1)	$224,514	$(343,266)	$296,861	$(191,095)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	290,460	270,590	256,370	252,070
Refinery throughput (BPD) (2)	304,840	292,320	263,730	272,240
Refinery production (BPD) (3)	293,860	280,590	263,400	261,340
Sales of produced refined products (BPD)	281,670	264,660	254,830	249,010
Sales of refined products (BPD) (4)	308,280	285,780	281,970	274,000
Refinery utilization (5)	111.7%	104.1%	98.6%	97.0%

Average per produced barrel (6)
Net sales	$65.01	$60.24	$65.76	$53.89
Cost of products (7)	55.63	52.55	57.59	46.13
Refinery gross margin (8)	9.38	7.69	8.17	7.76
Refinery operating expenses (9)	4.48	4.56	5.21	4.95
Net operating margin (8)	$4.90	$3.13	$2.96	$2.81

Refinery operating expenses per throughput barrel (10)	$4.14	$4.13	$5.03	$4.53

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	62%	58%	60%	55%
Sour crude oil	18%	17%	19%	19%
Heavy sour crude oil	15%	17%	15%	19%
Other feedstocks and blends	5%	8%	6%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	47%	50%	48%
Diesel fuels	34%	35%	32%	35%
Jet fuels	6%	6%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	3%	3%	2%
Lubricants	4%	5%	5%	5%
LPG and other	2%	3%	2%	3%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	102,120	101,660	88,370	99,890
Refinery throughput (BPD) (2)	112,720	111,610	96,200	110,370
Refinery production (BPD) (3)	111,240	110,520	94,770	109,020
Sales of produced refined products (BPD)	108,390	110,360	92,460	111,870
Sales of refined products (BPD) (4)	110,350	111,570	100,570	112,660
Refinery utilization (5)	102.1%	101.7%	88.4%	99.9%

Average per produced barrel (6)
Net sales	$65.97	$61.86	$66.46	$53.67
Cost of products (7)	54.63	50.71	56.32	44.66
Refinery gross margin (8)	11.34	11.15	10.14	9.01
Refinery operating expenses (9)	4.96	4.77	5.76	4.50
Net operating margin (8)	$6.38	$6.38	$4.38	$4.51

Refinery operating expenses per throughput barrel (10)	$4.77	$4.72	$5.54	$4.56

Feedstocks:
Sweet crude oil	25%	27%	22%	30%
Sour crude oil	66%	64%	70%	60%
Other feedstocks and blends	9%	9%	8%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	54%	52%	55%
Diesel fuels	42%	41%	41%	40%
Fuel oil	2%	2%	3%	2%
Asphalt	1%	1%	1%	1%
LPG and other	3%	2%	3%	2%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	74,510	56,340	74,610	57,880
Refinery throughput (BPD) (2)	80,740	54,680	82,240	61,950
Refinery production (BPD) (3)	78,110	51,550	79,630	58,900
Sales of produced refined products (BPD)	75,840	56,090	78,300	61,370
Sales of refined products (BPD) (4)	76,070	61,950	78,740	65,960
Refinery utilization (5)	76.8%	67.9%	76.9%	69.7%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$68.52	$62.26	$67.14	$53.86
Cost of products (7)	49.05	52.22	52.47	45.04
Refinery gross margin (8)	19.47	10.04	14.67	8.82
Refinery operating expenses (9)	10.34	11.48	10.20	10.51
Net operating margin (8)	$9.13	$(1.44)	$4.47	$(1.69)

Refinery operating expenses per throughput barrel (10)	$9.71	$11.78	$9.71	$10.41

Feedstocks:
Sweet crude oil	32%	45%	35%	42%
Heavy sour crude oil	39%	35%	36%	34%
Black wax crude oil	21%	20%	20%	17%
Other feedstocks and blends	8%	—%	9%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	59%	58%	59%	60%
Diesel fuels	33%	36%	33%	34%
Fuel oil	3%	1%	2%	2%
Asphalt	3%	1%	4%	1%
LPG and other	2%	4%	2%	3%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	467,090	428,590	419,350	409,840
Refinery throughput (BPD) (2)	498,300	458,610	442,170	444,560
Refinery production (BPD) (3)	483,210	442,660	437,800	429,260
Sales of produced refined products (BPD)	465,900	431,110	425,590	422,250
Sales of refined products (BPD) (4)	494,700	459,300	461,280	452,620
Refinery utilization (5)	102.2%	96.7%	91.8%	92.5%

Average per produced barrel (6)
Net sales	$65.80	$60.92	$66.17	$53.83
Cost of products (7)	54.33	52.04	56.37	45.58
Refinery gross margin (8)	11.47	8.88	9.80	8.25
Refinery operating expenses (9)	5.54	5.51	6.25	5.64
Net operating margin (8)	$5.93	$3.37	$3.55	$2.61

Refinery operating expenses per throughput barrel (10)	$5.18	$5.18	$6.01	$5.35

Feedstocks:
Sweet crude oil	49%	49%	48%	47%
Sour crude oil	26%	27%	26%	27%
Heavy sour crude oil	16%	15%	15%	16%
Black wax crude oil	3%	2%	4%	2%
Other feedstocks and blends	6%	7%	7%	8%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated
Sales of produced refined products:
Gasolines	52%	50%	52%	51%
Diesel fuels	36%	37%	34%	36%
Jet fuels	4%	4%	5%	4%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	2%	2%	2%
Lubricants	3%	3%	3%	3%
LPG and other	2%	3%	3%	3%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

(8)
Excludes lower of cost or market inventory valuation adjustments that decreased gross margin by $84.0 million and increased gross margin by $138.5 million for the three months ended June 30, 2017 and 2016, respectively and decreased gross margin by $95.8 million and increased gross margin by $194.6 million for the six months ended June 30, 2017 and 2016, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

PCLI Operating Data
The following table sets forth information about our our PCLI operations for the period from February 1, 2017 (date of acquisition) through June 30, 2017.

	Three months ended June 30, 2017	Period from February 1, 2017 through June 30, 2017
PCLI
Throughput (BPD) (1)	21,470	21,750
Production (BPD) (2)	20,880	21,230
Sales of produced refined products (BPD)	23,720	20,690

(1)	Throughput represents the barrels per day of feedstocks (principally vacuum gas oil and hydrocracker bottoms) input into our PCLI production facilities.

(2)	Production represents the barrels per day of products yielded from our PCLI production facilities.

Results of Operations – Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2017 was $57.8 million ($0.33 per basic and diluted share), a $467.1 million increase compared to net loss attributable to HollyFrontier stockholders of $(409.4) million ($(2.33) per basic and diluted share) for the three months ended June 30, 2016. Current year second quarter earnings reflect an increase in refining segment sales volumes and margins and $12.6 million in earnings attributable to our recently acquired PCLI operations. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the three months ended June 30, 2017 compared to goodwill and long-lived asset impairment charges totaling $654.1 million for the same period of last year. For the three months ended June 30, 2017, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $84.0 million compared to an increase of $138.5 million for the three months ended June 30, 2016. Refinery gross margins for the three months ended June 30, 2017 increased to $11.47 per produced barrel from $8.88 for the three months ended June 30, 2016. During the second quarter of 2017, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million decrease to our RINs costs, reflecting the reinstatement of RINs previously expensed.

Sales and Other Revenues
Sales and other revenues increased 27% from $2,714.6 million for the three months ended June 30, 2016 to $3,458.9 million for the three months ended June 30, 2017 due to a year-over-year increase in second quarter sales prices and higher refined product sales volumes. The average sales price we received per produced barrel sold was $60.92 for the three months ended June 30, 2016 compared to $65.80 for the three months ended June 30, 2017. Sales and other revenues for the three months ended June 30, 2017 and 2016 include $16.0 million and $15.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. PCLI contributed $309.6 million in sales and other revenues for the three months ended June 30, 2017.

Cost of Products Sold
Total cost of products sold increased 34% from $2,109.7 million for the three months ended June 30, 2016 to $2,837.4 million for the three months ended June 30, 2017, due principally to higher crude oil costs and higher sales volumes of refined products. Additionally during second quarter of 2017, we recognized an $84.0 million lower of cost or market inventory valuation charge, a $222.5 million increase compared to a benefit of $138.5 million for the same period of 2016, resulting in a new $428.3 million inventory reserve at June 30, 2017. The reserve at June 30, 2017 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market increased 4% from $52.04 for the three months ended June 30, 2016 to $54.33 for the three months ended June 30, 2017. Additionally, we recorded a $30.5 million RINs cost reduction during the second quarter of 2017 as a result of our Cheyenne small refinery exemption. Cost of products sold includes $205.6 million in costs attributable to our PCLI operations.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 29% from $8.88 for the three months ended June 30, 2016 to $11.47 for the three months ended June 30, 2017. This was due to the effects of an increase in the average per barrel sales price for refined products sold, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 26% from $251.3 million for the three months ended June 30, 2016 to $315.7 million for the three months ended June 30, 2017 due principally to $52.7 million in costs attributable to our recently acquired PCLI operations and higher purchased fuel costs compared to the same period of 2016.

General and Administrative Expenses
General and administrative expenses increased 101% from $29.7 million for the three months ended June 30, 2016 to $59.6 million for the three months ended June 30, 2017 due principally to $26.5 million in costs attributable to our recently acquired PCLI operations and $3.7 million in incremental direct acquisition and integration costs of our PCLI business.

Table of Content

Depreciation and Amortization Expenses
Depreciation and amortization increased 16% from $90.4 million for the three months ended June 30, 2016 to $105.3 million for the three months ended June 30, 2017. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Depreciation and amortization expenses include $7.3 million in costs attributable to our PCLI operations.

Goodwill and Asset Impairment
During the three months ended June 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production compared to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, for the three months ended June 30, 2016. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne Refinery impairment during the second quarter of 2016.

Interest Income
Interest income for the three months ended June 30, 2017 was $0.2 million compared to $0.5 million for the three months ended June 30, 2016. This decrease was due to lower investment levels in marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $29.6 million for the three months ended June 30, 2017 compared to $14.3 million for the three months ended June 30, 2016. This increase is due to interest attributable to higher debt levels during the current year quarter relative to the same period of 2016. For the three months ended June 30, 2017 and 2016, interest expense included $13.7 million and $11.3 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $10.3 million gain for the three months ended June 30, 2017.

Income Taxes
For the three months ended June 30, 2017, we recorded income tax expense of $32.0 million compared to an income tax benefit of $38.0 million for the three months ended June 30, 2016. This increase was due principally to pre-tax income during the three months ended June 30, 2017 compared to a pre-tax loss in the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 30.2% and 8.8% for the three months ended June 30, 2017 and 2016, respectively.

Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2017 was $12.3 million ($0.07 per basic and diluted share), a $400.4 million increase compared to a net loss attributable to HollyFrontier stockholders of $(388.1) million ($(2.20) per basic and diluted share) for the six months ended June 30, 2016. Net income increased due principally to an increase in refining segment sales volumes and gross refining margins and the inclusion of $21.1 million in earnings attributable to our recently acquired PCLI operations. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the six months ended June 30, 2017 compared to goodwill and long-lived asset impairment charges totaling $654.1 million for the same period of last year. For the six months ended June 30, 2017, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $95.8 million compared to an increase of $194.6 million for the six months ended June 30, 2016. Refinery gross margins for the six months ended June 30, 2017 increased to $9.80 per produced barrel from $8.25 for the six months ended June 30, 2016. During the second quarter of 2017, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million decrease to our RINs costs, reflecting the reinstatement of RINs previously expensed.

Sales and Other Revenues
Sales and other revenues increased 38% from $4,733.4 million for the six months ended June 30, 2016 to $6,539.3 million for the six months ended June 30, 2017 due to a year-over-year increase in sales prices and higher refined product sales volumes. The average sales price we received per produced barrel sold was $53.83 for the six months ended June 30, 2016 compared to $66.17 for the six months ended June 30, 2017. Sales and other revenues for the six months ended June 30, 2017 and 2016 include $32.6 million and $34.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. PCLI contributed $511.5 million in sales and other revenues for the six months ended June 30, 2017.

Table of Content

Cost of Products Sold
Total cost of products sold increased 49% from $3,678.7 million for the six months ended June 30, 2016 to $5,490.4 million for the six months ended June 30, 2017, due principally to higher crude oil costs and higher sales volumes of refined products. Additionally, this increase also reflects a $95.8 million charge that is attributable to an increase in the lower of cost or market reserve for the six months ended June 30, 2017, a $290.4 million increase compared to a benefit of $194.6 million for the same period of last year. The reserve at June 30, 2017 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the marketplace increased 24% from $45.58 for the six months ended June 30, 2016 to $56.37 for the six months ended June 30, 2017. Additionally, we recorded a $30.5 million RINs cost reduction during the second quarter of 2017 as a result of our Cheyenne small refinery exemption. Cost of products sold includes $341.9 million in costs attributable to our PCLI operations.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 19% from $8.25 for the six months ended June 30, 2016 to $9.80 for the six months ended June 30, 2017. This was due to the effects of an increase in the average per barrel sales price for refined products sold, partially offset by increased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 24% from $503.9 million for the six months ended June 30, 2016 to $622.8 million for the six months ended June 30, 2017 due principally to $88.7 million in costs attributable to our recently acquired PCLI operations and higher purchased fuel costs compared to the same period of 2016.

General and Administrative Expenses
General and administrative expenses increased 111% from $55.3 million for the six months ended June 30, 2016 to $116.6 million for the six months ended June 30, 2017 due principally to $38.7 million in costs attributable to our recently acquired PCLI operations and $19.3 million in incremental direct acquisition and integration costs of our PCLI business.

Depreciation and Amortization Expenses
Depreciation and amortization increased 13% from $178.3 million for the six months ended June 30, 2016 to $201.3 million for the six months ended June 30, 2017. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Depreciation and amortization expenses include $12.4 million in costs attributable to our PCLI operations.

Goodwill and Asset Impairment
During the six months ended June 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production compared to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, for the six months ended June 30, 2016. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne refinery impairment during the second quarter of 2016.

Interest Income
Interest income for the six months ended June 30, 2017 was $1.0 million compared to $0.6 million for the six months ended June 30, 2016. This increase was due to higher investment levels in marketable debt securities during the current year-to-date period.

Interest Expense
Interest expense was $56.8 million for the six months ended June 30, 2017 compared to $26.3 million for the six months ended June 30, 2016. This increase was due to interest attributable to higher debt levels during the current year relative to the same period of 2016. For the six months ended June 30, 2017 and 2016, interest expense included $27.3 million and $21.8 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
For the six months ended June 30, 2017, a $12.2 million loss was recorded upon HEP’s redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

Table of Content

For the six months ended June 30, 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains All American Pipeline L.P. (“Plains”). See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

Gain on Foreign Currency Swaps
During the six months ended June 30, 2017, we recorded a $24.5 million gain on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $0.4 million gain for the six months ended June 30, 2017.

Income Taxes
For the six months ended June 30, 2017, we recorded income tax expense of $15.2 million compared to a benefit of $15.7 million for the six months ended June 30, 2016. This increase was due principally to pre-tax income during the six months ended June 30, 2017 compared to a pre-tax loss in the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 29.5% and 4.3% for the six months ended June 30, 2017 and 2016, respectively. The year-over-year increase in the effective tax rate is due principally to the effects of the second quarter 2016 $309.3 million goodwill impairment charge, a significant driver of our $364.8 million loss before income taxes for the six months ended June 30, 2016, that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
In February 2017, we increased the size of our senior unsecured revolving credit facility from $1 billion to $1.35 billion and extended the maturity date to February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the six months ended June 30, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At June 30, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $3.1 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
At June 30, 2017, HEP had a $1.2 billion senior secured revolving credit facility maturing in November 2018 (the “HEP Credit Agreement”). During the six months ended June 30, 2017, HEP received advances totaling $479.0 million and repaid $189.0 million under the HEP Credit Agreement. At June 30, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $843.0 million and no outstanding letters of credit under the HEP Credit Agreement.

In July 2017, the HEP Credit Agreement was amended to increase the size of the facility to $1.4 billion and to extend the maturity to July 2022 (the “HEP Amended Credit Agreement”). The HEP Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2017, HEP issued 1,538,452 units under this program, providing $52.4 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $1.1 million during the six months ended June 30, 2017. As of June 30, 2017, HEP has issued 2,241,907 units with an aggregate gross sales amount of $77.1 million.

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

As of June 30, 2017, our cash and cash equivalents totaled $460.3 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI that closed on February 1, 2017. Cash consideration paid was $862.0 million, or $1.125 billion in Canadian dollars.

Table of Content

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $250.3 million for the six months ended June 30, 2017. Working capital decreased by $694.5 million during the six months ended June 30, 2017, which is principally due to our cash purchase of PCLI, net of working capital acquired.

Cash Flows – Operating Activities

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash flows provided by operating activities were $473.4 million for the six months ended June 30, 2017 compared to $310.3 million for the six months ended June 30, 2016, an increase of $163.1 million. Net income for the six months ended June 30, 2017 was $36.3 million, an increase of $385.4 million compared to net loss of $349.1 million for the six months ended June 30, 2016. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain or loss on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $338.4 million for the six months ended June 30, 2017 compared to $661.6 million for the same period in 2016. Changes in working capital items increased cash flows by $176.1 million and $67.2 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, for the six months ended June 30, 2017, turnaround expenditures increased to $86.0 million from $72.4 million for the same period of 2016.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash flows used for investing activities were $580.5 million for the six months ended June 30, 2017 compared to $269.3 million for the six months ended June 30, 2016, an increase of $311.2 million. Current year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first six months of 2017 decreased to $137.1 million from $290.0 million for the same period in 2016. These include HEP capital expenditures of $20.5 million and $75.4 million for the six months ended June 30, 2017 and 2016, respectively. In addition, in 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.5 million. Also for the six months ended June 30, 2017 and 2016, we invested $41.6 million and $86.8 million, respectively, in marketable securities and received proceeds of $465.7 million and $149.6 million, respectively, from the sale or maturity of marketable securities.

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

On November 18, 2013, the Utah Division of Air Quality issued a revised air quality permit (the “Approval Order”) authorizing the expansion. On December 18, 2013, two local environmental groups filed an administrative appeal challenging the issuance of the Approval Order and seeking a stay of the Approval Order. Following an extended appeal process, the Executive Director of the Utah Department of Environmental Quality issued a final order in favor of Woods Cross on all claims on March 31, 2015, and dismissed the project opponents’ arguments with prejudice. On April 27, 2015, the opponents filed a petition for review and notice of appeal with the Utah Court of Appeals challenging the agency’s decision to uphold the permit and dismiss the project opponents’ arguments. On August 4, 2016, the Utah Court of Appeals transferred the case to the Utah Supreme Court. The Utah Supreme Court established a supplemental briefing schedule, which ran through October 2016. Oral argument took place on December 14, 2016 and focused primarily on alleged procedural defects in the Petitioner’s appeal. The Utah Supreme Court took the matter under advisement and, on June 19, 2017, issued a 4-1 decision in favor of the State of Utah and HollyFrontier in a brief four-page opinion. This matter is now closed unless Petitioners file a motion for reconsideration, which appears unlikely at this point in time.

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

Cash Flows – Financing Activities

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash flows used for financing activities were $143.5 million for the six months ended June 30, 2017 compared to cash flows provided by financing activities of $344.5 million for the six months ended June 30, 2016, an increase of $488.0 million. During the six months ended June 30, 2017, we received $26.0 million and repaid $26.0 million under the Holly Frontier Credit Agreement and paid $117.8 million in dividends. Also during this period, HEP received $479.0 million and repaid $189.0 million under the HEP Credit Agreement, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $52.6 million in net proceeds from the issuance of its common units and paid distributions of $53.8 million to noncontrolling interests. During the six months ended June 30, 2016, we received $246.7 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million in net proceeds from issuance of a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $116.8 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also, during this period, HEP received $239.0 million and repaid $165.0 million under the HEP Credit Agreement, received $13.7 million in proceeds from the issuance of common units and paid distributions of $43.8 million to noncontrolling interests.

Table of Content

Contractual Obligations and Commitments

HollyFrontier Corporation

In February 2017, we amended the HollyFrontier Credit Agreement, increasing the size of the credit facility from $1.0 billion to $1.35 billion and extended the maturity to February 2022.

There were no other significant changes to our long-term contractual obligations during the six months ended June 30, 2017.

HEP

In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020.

In July 2017, HEP amended its previous credit agreement increasing the size of the credit facility from $1.2 billion to $1.4 billion and extending its maturity to July 2022. During the six months ended June 30, 2017, HEP received net borrowings of $290.0 million resulting in $843.0 million of outstanding borrowings in the HEP Credit Agreement at June 30, 2017.

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

At June 30, 2017, our lower of cost or market inventory valuation reserve was $428.3 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our PCLI operations are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of June 30, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

We performed our annual goodwill impairment testing as of July 1, 2016 and determined the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 4%. The market outlook for future crack spreads has since improved and based on subsequent testing, the fair value of the El Dorado reporting unit exceeded its carrying value by approximately 18% at June 30, 2017. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

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

Table of Content

•	our inventory positions;

•	natural gas purchases;

•	costs of crude oil and related grade differentials;

•	prices of refined products; and

•	our refining margins.

As of June 30, 2017, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	16,800,000	9,600,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Natural gas price swaps - short	4,800,000	4,800,000	—	—	—	—	MMBTU
Natural gas price swaps (basis spread) - long	5,154,000	5,154,000	—	—	—	—	MMBTU
Crude price swaps (basis spread) - long	1,836,000	1,836,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	1,240,000	1,040,000	200,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	465,000	465,000	—	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2017	2016
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$1,069	$16,700

Interest Rate Risk Management
HEP uses interest rate swaps to manage its exposure to interest rate risk.

As of June 30, 2017, HEP had two interest rate swap contracts with identical terms that hedge its exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million in credit agreement advances. The swaps effectively convert $150.0 million of LIBOR based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts matured in July 2017. These swap contracts have been designated as cash flow hedges.

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2017 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,065,000	$36,926
HEP Senior Notes	$400,000	$418,000	$12,619

Table of Content

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2017, outstanding borrowings under the HEP Credit Agreement were $843.0 million. By means of its cash flow hedges, HEP has effectively converted the variable rate on $150.0 million of outstanding principal to a weighted average fixed rate of 2.99%. For the remaining unhedged HEP Credit Agreement borrowings of $693.0 million, a hypothetical 10% change in applicable interest rates would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA and adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$57,767	$(409,368)	$12,299	$(388,115)
Add (subtract) income tax expense (benefit)	31,996	(38,045)	15,207	(15,737)
Add interest expense (1)	29,645	14,251	69,028	35,056
Subtract interest income	(176)	(527)	(995)	(602)
Add depreciation and amortization	105,282	90,423	201,322	178,303
EBITDA	$224,514	$(343,266)	$296,861	$(191,095)

(1) Includes loss on early extinguishment of debt of $12.2 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$65.80	$60.92	$66.17	$53.83
Times sales of produced refined products (BPD)	465,900	431,110	425,590	422,250
Times number of days in period	91	91	181	182
Produced refined product sales	$2,789,716	$2,389,953	$5,097,194	$4,136,809

Total produced refined products sales	$2,789,716	$2,389,953	$5,097,194	$4,136,809
Add refined product sales from purchased products and rounding (1)	172,841	161,860	433,131	293,460
Total refined product sales	2,962,557	2,551,813	5,530,325	4,430,269
Add direct sales of excess crude oil (2)	121,566	100,782	380,307	191,700
Add other refining segment revenue (3)	57,014	46,427	92,581	76,640
Total refining segment revenue	3,141,137	2,699,022	6,003,213	4,698,609
Add PCLI segment sales and other revenues	309,566	—	511,506	—
Add HEP segment sales and other revenues	109,143	94,896	214,777	196,906
Add corporate and other revenues	15	47	42	157
Subtract consolidations and eliminations	(100,997)	(79,327)	(190,191)	(162,310)
Sales and other revenues	$3,458,864	$2,714,638	$6,539,347	$4,733,362

Table of Content

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$54.33	$52.04	$56.37	$45.58
Times sales of produced refined products (BPD)	465,900	431,110	425,590	422,250
Times number of days in period	91	91	181	182
Cost of products for produced products sold	$2,303,424	$2,041,582	$4,342,282	$3,502,800

Total cost of products for produced products sold	$2,303,424	$2,041,582	$4,342,282	$3,502,800
Add refined product costs from purchased products and rounding(1)	172,554	159,155	433,615	297,519
Total cost of refined products sold	2,475,978	2,200,737	4,775,897	3,800,319
Add crude oil cost of direct sales of excess crude oil (2)	121,454	101,719	381,284	193,307
Add other refining segment cost of products sold (4)	32,952	19,463	46,928	31,361
Total refining segment cost of products sold	2,630,384	2,321,919	5,204,109	4,024,987
Add PCLI segment cost of products sold	205,559	—	341,863	—
Subtract consolidations and eliminations	(82,503)	(73,764)	(151,375)	(151,669)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,753,440	$2,248,155	$5,394,597	$3,873,318

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.54	$5.51	$6.25	$5.64
Times sales of produced refined products (BPD)	465,900	431,110	425,590	422,250
Times number of days in period	91	91	181	182
Refinery operating expenses for produced products sold	$234,879	$216,163	$481,449	$433,431

Total refinery operating expenses for produced products sold	$234,879	$216,163	$481,449	$433,431
Add other refining segment operating expenses and rounding (5)	10,386	9,520	20,931	20,081
Total refining segment operating expenses	245,265	225,683	502,380	453,512
Add PCLI segment operating expenses	52,652	—	88,681	—
Add HEP segment operating expenses	34,097	29,212	66,586	56,968
Add corporate and other costs	1,322	1,152	2,335	2,407
Subtract consolidations and eliminations	(17,684)	(4,711)	(37,213)	(8,968)
Operating expenses (exclusive of depreciation and amortization)	$315,652	$251,336	$622,769	$503,919

Table of Content

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$5.93	$3.37	$3.55	$2.61
Add average refinery operating expenses per produced barrel	5.54	5.51	6.25	5.64
Refinery gross margin per barrel	11.47	8.88	9.80	8.25
Add average cost of products per produced barrel sold	54.33	52.04	56.37	45.58
Average sales price per produced barrel sold	$65.80	$60.92	$66.17	$53.83
Times sales of produced refined products (BPD)	465,900	431,110	425,590	422,250
Times number of days in period	91	91	181	182
Produced refined products sales	$2,789,716	$2,389,953	$5,097,194	$4,136,809

Total produced refined products sales	$2,789,716	$2,389,953	$5,097,194	$4,136,809
Add refined product sales from purchased products and rounding (1)	172,841	161,860	433,131	293,460
Total refined product sales	2,962,557	2,551,813	5,530,325	4,430,269
Add direct sales of excess crude oil (2)	121,566	100,782	380,307	191,700
Add other refining segment revenue (3)	57,014	46,427	92,581	76,640
Total refining segment revenue	3,141,137	2,699,022	6,003,213	4,698,609
Add PCLI segment sales and other revenues	309,566	—	511,506	—
Add HEP segment sales and other revenues	109,143	94,896	214,777	196,906
Add corporate and other revenues	15	47	42	157
Subtract consolidations and eliminations	(100,997)	(79,327)	(190,191)	(162,310)
Sales and other revenues	$3,458,864	$2,714,638	$6,539,347	$4,733,362

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Table of Content

Changes in internal control over financial reporting. We acquired PCLI from Suncor effective February 1, 2017 and have included PCLI’s operating results, assets and liabilities in our consolidated financial statements as of June 30, 2017 and for the five months then ended. Pursuant to a Transition Service Agreement with Suncor, Suncor provides accounting support services for PCLI including month end close process and other accounting services. Other than internal controls for PCLI, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

El Dorado
The El Dorado Refinery has been engaged in discussions with the EPA regarding potential Clean Air Act violations relating to flaring devices and other equipment at the refinery. The El Dorado Refinery has responded to two separate information requests covering air emissions for a time frame from January 1, 2009 through May 31, 2014. The EPA also conducted an on-site Clean Air Act - Sec. 112r Risk Management Program (“RMP”) compliance audit at the El Dorado Refinery and notified the El Dorado Refinery of 20 alleged “deficiencies” related to that inspection. Although no Notice or Finding of Violation has been issued by the EPA in connection with either the Clean Air Act inquiry or the 112r inspection, the EPA and the U.S. Department of Justice have indicated that the federal government believes it has claims for civil penalties relating to the information provided in response to the information requests and the RMP inspection. We have had discussions with the government parties, are continuing to evaluate the relevant law and facts and will continue to work with the EPA regarding these matters.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. You should carefully consider the risk factors discussed in our 2016 Form 10-K and March 31, 2017 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	—	$—	—	$178,811,213
May 2017	—	$—	—	$178,811,213
June 2017	—	$—	—	$178,811,213
Total for April to June 2017	—		—

Item 6.	Exhibits

The Exhibit Index on page 62 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 2, 2017	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2017	/s/ J. W. Gann, Jr.
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

4.1*
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors therein and U.S. Bank National Association, as trustee.

10.1
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

10.2
Amendment to Master Tolling Agreement (Refinery Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.