Form 10-Q
period 2017-09-30
HollyFrontier Corp
filed 2017-11-02
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
177,273,061 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2017.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $7,476 and $3,657, respectively)	$630,742	$710,579
Marketable securities	—	424,148
Total cash, cash equivalents and short-term marketable securities	630,742	1,134,727
Accounts receivable: Product and transportation (HEP: $7,330 and $7,846, respectively)	644,695	449,036
Crude oil resales	69,653	30,163
	714,348	479,199
Inventories: Crude oil and refined products	1,261,245	970,361
Materials, supplies and other (HEP: $888 and $1,402, respectively)	158,597	165,315
	1,419,842	1,135,676
Income taxes receivable	—	68,371
Prepayments and other (HEP: $1,407 and $1,486, respectively)	32,129	33,036
Total current assets	2,797,061	2,851,009

Properties, plants and equipment, at cost (HEP: $1,730,903 and $1,702,703, respectively)	6,175,414	5,546,856
Less accumulated depreciation (HEP: $(389,133) and $(337,135), respectively)	(1,738,583)	(1,538,408)
	4,436,831	4,008,448
Other assets: Turnaround costs	238,877	217,340
Goodwill (HEP: $288,991 and $288,991, respectively)	2,213,805	2,022,463
Intangibles and other (HEP: $212,692 and $208,975, respectively)	461,781	336,401
	2,914,463	2,576,204
Total assets	$10,148,355	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $13,659 and $10,518, respectively)	$1,101,668	$935,387
Income taxes payable	64,255	—
Accrued liabilities (HEP: $31,333 and $37,793, respectively)	235,092	147,842
Total current liabilities	1,401,015	1,083,229

Long-term debt (HEP: $1,245,066 and $1,243,912, respectively)	2,236,514	2,235,137
Deferred income taxes (HEP: $522 and $509, respectively)	842,122	620,414
Other long-term liabilities (HEP: $61,361 and $62,971, respectively)	202,927	194,896

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,009,012 and 255,962,866 shares issued as of September 30, 2017 and December 31, 2016, respectively	2,560	2,560
Additional capital	4,067,836	4,026,805
Retained earnings	2,884,524	2,776,728
Accumulated other comprehensive income	31,440	10,612
Common stock held in treasury, at cost – 78,732,977 and 78,617,600 shares as of September 30, 2017 and December 31, 2016, respectively	(2,137,496)	(2,135,311)
Total HollyFrontier stockholders’ equity	4,848,864	4,681,394
Noncontrolling interest	616,913	620,591
Total equity	5,465,777	5,301,985
Total liabilities and equity	$10,148,355	$9,435,661

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2017 and December 31, 2016. HEP is a consolidated variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales and other revenues	$3,719,247	$2,847,270	$10,258,594	$7,580,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,888,530	2,341,837	8,283,127	6,215,155
Lower of cost or market inventory valuation adjustment	(111,128)	312	(15,323)	(194,282)
	2,777,402	2,342,149	8,267,804	6,020,873
Operating expenses (exclusive of depreciation and amortization)	321,668	256,232	944,437	760,151
Selling, general and administrative expenses (exclusive of depreciation and amortization)	68,013	32,994	184,659	88,270
Depreciation and amortization	102,884	91,130	304,206	269,433
Goodwill and asset impairment	—	—	19,247	654,084
Total operating costs and expenses	3,269,967	2,722,505	9,720,353	7,792,811
Income (loss) from operations	449,280	124,765	538,241	(212,179)
Other income (expense):
Earnings of equity method investments	5,072	3,767	10,965	10,155
Interest income	1,074	778	2,069	1,380
Interest expense	(28,731)	(19,550)	(85,534)	(45,888)
Loss on early extinguishment of debt	—	—	(12,225)	(8,718)
Gain on foreign currency swap	—	—	24,545	—
Gain on foreign currency transactions	19,122	—	19,517	—
Other, net	286	107	23	300
	(3,177)	(14,898)	(40,640)	(42,771)
Income (loss) before income taxes	446,103	109,867	497,601	(254,950)
Income tax expense (benefit):
Current	72,307	10,094	80,242	(32,272)
Deferred	86,079	12,102	93,351	38,731
	158,386	22,196	173,593	6,459
Net income (loss)	287,717	87,671	324,008	(261,409)
Less net income attributable to noncontrolling interest	15,703	13,174	39,695	52,209
Net income (loss) attributable to HollyFrontier stockholders	$272,014	$74,497	$284,313	$(313,618)
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.53	$0.42	$1.60	$(1.78)
Diluted	$1.53	$0.42	$1.60	$(1.78)
Cash dividends declared per common share	$0.33	$0.33	$0.99	$0.99
Average number of common shares outstanding:
Basic	176,149	175,871	176,143	176,157
Diluted	176,530	175,993	176,616	176,157

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$287,717	$87,671	$324,008	$(261,409)
Other comprehensive income:
Foreign currency translation adjustment	16,702	—	24,287	—
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	—	(29)	(4)	61
Reclassification adjustments to net income on sale or maturity of marketable securities	—	—	—	23
Net unrealized gain (loss) on marketable securities	—	(29)	(4)	84
Hedging instruments:
Change in fair value of cash flow hedging instruments	(2,094)	(1,310)	2,708	(19,307)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	5,115	4,141	5,049	37,450
Amortization of unrealized loss attributable to discontinued cash flow hedges	270	270	810	810
Net unrealized gain on hedging instruments	3,291	3,101	8,567	18,953
Other comprehensive income before income taxes	19,993	3,072	32,850	19,037
Income tax expense	7,140	1,119	11,841	7,436
Other comprehensive income	12,853	1,953	21,009	11,601
Total comprehensive income (loss)	300,570	89,624	345,017	(249,808)
Less noncontrolling interest in comprehensive income (loss)	15,663	13,353	39,638	52,028
Comprehensive income (loss) attributable to HollyFrontier stockholders	$284,907	$76,271	$305,379	$(301,836)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$324,008	$(261,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	304,206	269,433
Goodwill and asset impairment	19,247	654,084
Lower of cost or market inventory valuation adjustment	(15,323)	(194,282)
Earnings of equity method investments, inclusive of distributions	816	313
(Gain) loss on sale of assets	540	(107)
Loss on early extinguishment of debt attributable to unamortized discount	2,475	8,718
Deferred income taxes	93,351	38,731
Equity-based compensation expense	26,430	16,696
Change in fair value – derivative instruments	2,073	(12,319)
Excess tax expense from equity-based compensation	—	(4,051)
(Increase) decrease in current assets:
Accounts receivable	(116,986)	(43,959)
Inventories	(43,822)	(54,643)
Income taxes receivable	68,371	(42,683)
Prepayments and other	(5,268)	18,236
Increase (decrease) in current liabilities:
Accounts payable	88,010	114,771
Income taxes payable	60,661	(8,142)
Accrued liabilities	83,918	39,527
Turnaround expenditures	(111,513)	(104,224)
Other, net	4,219	9,584
Net cash provided by operating activities	785,413	444,274

Cash flows from investing activities:
Additions to properties, plants and equipment	(162,442)	(291,362)
Additions to properties, plants and equipment – HEP	(30,675)	(96,115)
Purchase of equity method investment - HEP	—	(42,550)
Purchase of PCLI, net of cash acquired	(870,627)	—
Purchases of marketable securities	(41,565)	(155,091)
Sales and maturities of marketable securities	465,716	187,358
Other, net	2,297	606
Net cash used for investing activities	(637,296)	(397,154)

Cash flows from financing activities:
Borrowings under credit agreements	654,000	625,500
Repayments under credit agreements	(457,000)	(957,500)
Proceeds from issuance of senior notes - HFC	—	246,690
Proceeds from issuance of senior notes - HEP	101,750	394,000
Proceeds from issuance of term loan - HFC	—	350,000
Redemption of senior notes - HEP	(309,750)	—
Repayment of financing obligation	—	(39,500)
Proceeds from issuance of common units - HEP	52,285	22,791
Purchase of treasury stock	—	(133,430)
Dividends	(176,519)	(175,194)
Distributions to noncontrolling interest	(81,797)	(66,571)
Other, net	(13,421)	(14,118)
Net cash provided by (used for) financing activities	(230,452)	252,668

Effect of exchange rate on cash flow	2,498	—

Cash and cash equivalents:
Increase (decrease) for the period	(79,837)	299,788
Beginning of period	710,579	66,533
End of period	$630,742	$366,321

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(84,380)	$(39,671)
Income taxes, net	$50,957	$(23,557)
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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of September 30, 2017, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2017, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and consolidated cash flows for the nine months ended September 30, 2017 and 2016 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2017.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $4.0 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Long-lived Assets: As of September 30, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. During 2017, we recognized $185.2 million in goodwill as a result of our PCLI acquisition, all of which has been assigned to our PCLI segment. See Note 16 for additional information on our segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. As of September 30, 2017, we have a cumulative goodwill impairment of $309.3 million, all of which relates to goodwill assigned to our Cheyenne Refinery reporting unit that was fully impaired in the second quarter of 2016.

Additionally, the carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our PCLI segment.

We performed our annual goodwill impairment testing as of July 1, 2017 and determined the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material. Additionally, testing indicated no impairment of goodwill attributable to our HEP or PCLI reporting units.

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

For the nine months ended September 30, 2017, we recorded an income tax expense of $173.6 million compared to $6.5 million for the nine months ended September 30, 2016. This increase was due principally to pre-tax income during the nine months ended September 30, 2017 compared to a pre-tax loss in the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 34.9% and 2.5% for the nine months ended September 30, 2017 and 2016, respectively.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2017 and 2016, we received proceeds of $36.7 million and $43.9 million, respectively, and repaid $37.9 million and $44.9 million, respectively, under these sell / buy transactions.

New Accounting Pronouncements

Hedge Accounting
In August 2017, Accounting Standard Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” was issued amending hedge accounting recognition and presentation requirements, including elimination of the requirement to separately measure and report hedge ineffectiveness, and eases certain documentation and assessment requirements. This standard has an effective date of January 1, 2019. We do not expect adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

Post-retirement Benefit Cost
In March 2017, ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost,” was issued amending current GAAP related to the income statement presentation of the components of net periodic post-retirement cost (credit). This standard has an effective date of January 1, 2018. We do not expect adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Share-Based Compensation
In March 2016, ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017 on a prospective basis with the excess tax expense from stock-based compensation recognized as a discrete item in our provision for income taxes. We had no such excess tax expense for the three and nine months ended September 30, 2017. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the nine months ended September 30, 2017 and 2016 was $0.3 million and $0.1 million, respectively. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

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

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we anticipate using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. In preparing for adoption, we have evaluated the terms conditions and performance obligations under our existing contracts with customers. Furthermore, we have implemented policies to ensure compliance with this new standard, which we do not expect to have a material impact on our financial condition, results of operations or cash flows.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following summarizes our preliminary value estimates of the PCLI assets and liabilities acquired:

(in millions)

Cash and cash equivalents	$21.6
Accounts receivable and other current assets	118.5
Inventories	214.9
Properties, plants and equipment	468.8
Goodwill	185.2
Intangibles and precious metals	103.5
Accounts payable and accrued liabilities	(88.7)
Deferred income tax liabilities	(106.2)
Other long-term liabilities	(13.3)
Net assets acquired	$904.3

Intangibles include trademarks, patents, technical know-how and customer relationships totaling $100.5 million that are being amortized on a straight-line basis over periods ranging from 10 to 20 years.

These values are preliminary and reflect revisions to our February 1, 2017 fair value estimates that were initially recorded during the first quarter of 2017. These estimated values are not final and may be subject to additional change once all needed information has become available and we complete our valuations.

Our consolidated financial and operating results reflect the PCLI operations beginning February 1, 2017. Our results of operations for the three months ended September 30, 2017 included PCLI revenues and net income of $298.1 million and $22.6 million, respectively, and $809.6 million and $43.6 million for the period from February 1, 2017 through September 30, 2017.
As of September 30, 2017, we have incurred $23.5 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses.

NOTE 3:	Holly Energy Partners

HEP, a consolidated VIE, is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, as of September 30, 2017, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”); a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”); and a 25% interest in SLC Pipeline LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

As of September 30, 2017, we owned a 36% interest in HEP, including the 2% general partner interest. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 85% of HEP’s total revenues for the nine months ended September 30, 2017. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

SLC Pipeline and Frontier Aspen
On October 31, 2017, HEP acquired the remaining 75% interest in SLC Pipeline LLC and the remaining 50% interest in Frontier Aspen LLC from subsidiaries of Plains All American Pipeline, L.P. (“Plains”) for total cash consideration of $250.0 million.

Following close of the SLC Pipeline and Frontier Aspen joint venture interest acquisitions, HEP holds a 100% ownership interest in both of these entities and therefore, they shall be consolidated. These acquisitions will be accounted for as business combinations with the purchase price allocated to the acquisition date fair value of the assets and liabilities acquired.

Cheyenne Pipeline
On June 3, 2016, HEP acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie, Wyoming to Cheyenne, Wyoming and has an 80,000 BPD capacity.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2017, HEP issued 1,538,452 units under this program, providing $52.3 million in net proceeds. In connection with this program and to maintain our 2% general partner interest in HEP, we made capital contributions totaling $1.1 million during the nine months ended September 30, 2017. As of September 30, 2017, HEP has issued 2,241,907 units with an aggregate gross sales amount of $77.1 million.

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

Incentive Distribution Rights Simplification Agreement
On October 31, 2017, HEP Logistics Holdings, L.P., our wholly-owned subsidiary and general partner of HEP, closed the restructuring transaction set forth in a definitive agreement with HEP to cancel its incentive distribution rights and convert our 2% general partner interest in HEP into a non-economic interest in exchange for 37,250,000 newly issued HEP common units. As of October 31, 2017, our ownership represents approximately 59% of outstanding HEP common units.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2017 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2017, these agreements result in minimum annualized payments to HEP of $321.3 million.

NOTE 4:	Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of investments in marketable securities, derivative instruments and RINs credit obligations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of marketable securities, derivative instruments and RINs credit obligations at September 30, 2017 and December 31, 2016 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2017
Assets:
Commodity price swaps	$5,556	$—	$5,556	$—
Commodity forward contracts	1,358	—	1,358	—
Total assets	$6,914	$—	$6,914	$—

Liabilities:
NYMEX futures contracts	$5,881	$5,881	$—	$—
Commodity price swaps	16,030	—	12,401	3,629
Commodity forward contracts	1,611	—	1,611	—
RINs credit obligations (1)	22,586	—	22,586	—
Total liabilities	$46,108	$5,881	$36,598	$3,629

December 31, 2016
Assets:
Marketable securities	$424,148	$—	$424,148	$—
Commodity price swaps	14,563	—	14,358	205
Commodity forward contracts	5,905	—	5,905	—
HEP interest rate swaps	91	—	91	—
Total assets	$444,707	$—	$444,502	$205

Liabilities:
NYMEX futures contracts	$1,975	$1,975	$—	$—
Commodity price swaps	26,845	—	24,086	2,759
Commodity forward contracts	8,316	—	8,316	—
Foreign currency forward contracts	6,519	—	6,519	—
Total liabilities	$43,655	$1,975	$38,921	$2,759

(1)	Represent obligations for RINs credits for which we do not have sufficient quantities at September 30, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Investments in marketable securities, derivative instruments consisting of commodity price swaps and forward sales and purchase contracts and HEP’s interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair values of the commodity price and interest rate swap contracts are based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps and the forward London Interbank Offered Rate (“LIBOR”) yield curve with respect to HEP’s interest rate swaps. RINs credit obligations are valued based on current market RINs prices. The fair value of the marketable securities is based on values provided by a third-party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Level 3 Instruments
	(In thousands)
Liability balance at beginning of period	$—	$(2,554)
Change in fair value:
Recognized in other comprehensive income	—	1,625
Recognized in cost of products sold	(3,629)	(3,630)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	—	(165)
Recognized in cost of products sold	—	1,095
Liability balance at end of period	$(3,629)	$(3,629)

A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $0.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$272,014	$74,497	$284,313	$(313,618)
Participating securities’ (restricted stock) share in earnings	1,735	275	1,822	647
Net income (loss) attributable to common shares	$270,279	$74,222	$282,491	$(314,265)
Average number of shares of common stock outstanding	176,149	175,871	176,143	176,157
Effect of dilutive variable restricted shares and performance share units (1)	381	122	473	—
Average number of shares of common stock outstanding assuming dilution	176,530	175,993	176,616	176,157
Basic earnings (loss) per share	$1.53	$0.42	$1.60	$(1.78)
Diluted earnings (loss) per share	$1.53	$0.42	$1.60	$(1.78)
(1) Excludes anti-dilutive restricted and performance share units of:	104	204	120	188

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 6:	Stock-Based Compensation

As of September 30, 2017, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $9.1 million and $6.2 million for the three months ended September 30, 2017 and 2016, respectively, and $24.5 million and $14.8 million for the nine months ended September 30, 2017 and 2016, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $1.9 million for each of the nine months ended September 30, 2017 and 2016.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock and restricted stock unit awards with awards generally vesting over a period of two to three years. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted shares lapse at which time they convert to common shares. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period.

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2017 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017 (non-vested)	1,188,774	$28.87
Granted (1)	735,478	28.19
Vesting (transfer/conversion to common stock)	(33,177)	32.53
Forfeited	(49,711)	30.38
Outstanding at September 30, 2017 (non-vested)	1,841,364	$28.82	$66,234

(1) Includes restricted stock units issued to PCLI employees.

In connection with our February 1, 2017 PCLI acquisition, we issued 472,276 restricted stock units to PCLI employees as replacement units for unvested awards issued under the legacy PCLI plan. The fair value of these awards totaled $13.3 million and is based on a February 1, 2017 grant date value of $28.12 per unit. Of this total, $5.1 million is recognized as an increase to our PCLI purchase price as it represents the value of the awards attributable to pre-acquisition services, and the remaining $8.2 million to be recognized as compensation expense over the two-year vesting period.

For the nine months ended September 30, 2017, restricted stock and restricted stock units vested having a grant date fair value of $1.1 million. As of September 30, 2017, there was $23.7 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of September 30, 2017, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 60% of target amounts.

A summary of performance share unit activity and changes during the nine months ended September 30, 2017 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2017 (non-vested)	703,939
Granted	21,923
Forfeited	(88,893)
Outstanding at September 30, 2017 (non-vested)	636,969

As of September 30, 2017, there was $8.6 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.37 per unit. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at September 30, 2017 consisted of cash and cash equivalents.

We periodically invest in marketable debt securities with the maximum maturity or put date of any individual issue generally not greater than one year from the date of purchase, which are usually held until maturity. All of these instruments are classified as available-for-sale and are reported at fair value. Interest income is recorded as earned. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income. Upon sale or maturity, realized gains on our marketable debt securities are recognized as interest income. These gains are computed based on the specific identification of the underlying cost of the securities, net of unrealized gains and losses previously reported in other comprehensive income. Unrealized gains and losses on our available-for-sale securities are due to changes in market prices and are considered temporary.

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

Interest income recognized on our marketable securities was zero and $0.2 million for the three months ended September 30, 2017 and 2016 respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 8:	Inventories

Inventory consists of the following components:

	September 30, 2017	December 31, 2016
	(In thousands)
Crude oil	$544,837	$549,886
Other raw materials and unfinished products(1)	363,483	287,561
Finished products(2)	670,120	465,432
Lower of cost or market reserve	(317,195)	(332,518)
Process chemicals(3)	26,173	2,767
Repair and maintenance supplies and other (4)	132,424	162,548
Total inventory	$1,419,842	$1,135,676

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

We acquired $214.9 million of other raw materials, unfinished and finished products and repair and maintenance supplies in connection with our February 1, 2017 acquisition of PCLI. We value these inventories at the lower of FIFO cost or net realizable value.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $317.2 million and $332.5 million at September 30, 2017 and December 31, 2016, respectively. The December 31, 2016 market reserve of $332.5 million was reversed due to the sale of inventory quantities that gave rise to the 2016 reserve. A new market reserve of $317.2 million was established as of September 30, 2017 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of goods sold totaling $111.1 million for the three months ended September 30, 2017 and an increase of $0.3 million for the three months ended September 30, 2016, respectively, and a decrease to cost of goods sold totaling $15.3 million and $194.3 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

In May 2017, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016 calendar year. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy a Renewable Volume Obligation (“RVO”) for 2016. In September 2017, the EPA reinstated the RINs previously submitted to meet our Cheyenne Refinery’s 2016 RVO. The cost of the RINs used earlier to satisfy the Cheyenne Refinery’s 2016 RVO of $30.5 million was charged to cost of products sold in 2016. In the second quarter of 2017, we increased our inventory of RINs and reduced our cost of products sold by this amount, representing the cost of the RINs that were reinstated as a result of the RFS exemption received by the Cheyenne Refinery.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

We incurred expense of $0.1 million for the three months ended September 30, 2017, and reduced expense by $0.8 million for the nine months ended September 30, 2017 for environmental remediation obligations. For the three and the nine months ended September 30, 2016, we incurred expense of $0.6 million and $2.0 million, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $93.6 million and $96.4 million at September 30, 2017 and December 31, 2016, respectively, of which $80.4 million and $82.9 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability includes PCLI environmental obligations of $3.6 million assumed upon our February 1, 2017 acquisition. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:	Debt

HollyFrontier Credit Agreement
In February 2017, we increased the size of our senior unsecured revolving credit facility from $1 billion to $1.35 billion and extended the maturity date to February 2022 (the “HollyFrontier Credit Agreement”). The Holly Frontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the nine months ended September 30, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At September 30, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.8 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In July 2017, HEP increased the size of its senior secured revolving credit facility from $1.2 billion to $1.4 billion and extended the maturity date to July 2022 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2017, HEP received advances totaling $628.0 million and repaid $431.0 million under the HEP Credit Agreement. At September 30, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $750.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets and is guaranteed by HEP’s material wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

HEP Senior Notes
In September 2017, HEP issued an additional $100 million in aggregate principal amount of 6.0% HEP senior notes maturing in August 2024 in a private placement. HEP used the net proceeds of $101.8 million to repay indebtedness under the HEP Credit Agreement.

HEP’s 6.0% senior notes ($500 million aggregate principal amount maturing August 2024) (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

The carrying amounts of long-term debt are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(8,552)	(8,775)
	991,448	991,225

HEP Credit Agreement	750,000	553,000

HEP 6% Senior Notes
Principal	500,000	400,000
Unamortized discount and debt issuance costs	(4,934)	(6,607)
	495,066	393,393
HEP 6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total HEP long-term debt	1,245,066	1,243,912

Total long-term debt	$2,236,514	$2,235,137

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The fair values of the senior notes are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)

HollyFrontier senior notes	$1,091,470	$1,022,500

HEP senior notes	$524,390	$723,750

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1.0 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
	(In thousands)
Three Months Ended September 30, 2017
Change in fair value	$(2,095)
Loss reclassified to earnings due to settlements	5,179	Sales and other revenues	$(488)
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,961)	Operating expenses	$18
Total	$3,354		$(5,449)		$18

Three Months Ended September 30, 2016
Change in fair value	$(1,511)
Loss reclassified to earnings due to settlements	4,046	Sales and other revenue	$228
Amortization of discontinued hedges reclassified to earnings	270	Operating expenses	(4,544)	Operating expenses	$—
Total	$2,805		$(4,316)		$—

Nine Months Ended September 30, 2017
Change in fair value	$2,620	Sales and other revenues	$7,937
Loss reclassified to earnings due to settlements	5,228	Cost of products sold	(299)
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	(13,676)	Operating expenses	$—
Total	$8,658		$(6,038)		$—

Nine Months Ended September 30, 2016
Change in fair value	$(18,570)
Loss reclassified to earnings due to settlements	37,012	Sales and other revenues	$(20,425)
Amortization of discontinued hedge reclassified to earnings	810	Operating expenses	(17,397)	Operating expenses	$—
Total	$19,252		$(37,822)		$—

As of September 30, 2017, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	9,600,000	2,400,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Physical crude contracts - short	150,000	150,000	—	—	—	—	Barrels

In 2013, we dedesignated certain commodity price swaps (long positions) that previously received hedge accounting treatment. These contracts now serve as economic hedges against price risk on forecasted natural gas purchases totaling 2,400,000 MMBTU’s to be purchased ratably through 2017. As of September 30, 2017, we have an unrealized loss of $0.3 million classified in accumulated other comprehensive income that relates to the application of hedge accounting prior to dedesignation that is amortized as a charge to operating expenses as the contracts mature.

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Recognized in Earnings	2017	2016	2017	2016
	(In thousands)
Cost of products sold	$(10,632)	$(2,438)	$3,403	$(1,135)
Operating expenses	(629)	(2,291)	(6,392)	2,322
Gain on foreign currency swap	—	—	24,545	—
Total	$(11,261)	$(4,729)	$21,556	$1,187

As of September 30, 2017, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2017	2018	Unit of Measure

Crude price swaps (basis spread) - long	918,000	918,000	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	700,000	700,000	—	Barrels
Natural gas price swaps (basis spread) - long	2,577,000	2,577,000	—	MMBTU
Natural gas price swaps - long	2,400,000	2,400,000	—	MMBTU
Natural gas price swaps - short	2,400,000	2,400,000	—	MMBTU
NYMEX futures (WTI) - short	1,870,000	955,000	915,000	Barrels
Forward gasoline and diesel contracts - long	715,000	705,000	10,000	Barrels

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management
HEP used interest rate swaps to manage its exposure to interest rate risk. These swap contracts, which matured in July 2017, had been designated as cash flow hedges.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP’s interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Three Months Ended September 30, 2017
Interest rate swaps
Change in fair value	$1
Gain reclassified to earnings due to settlements	(64)	Interest expense	$64
Total	$(63)		$64

Three Months Ended September 30, 2016
Interest rate swaps
Change in fair value	$201
Loss reclassified to earnings due to settlements	95	Interest expense	$(95)
Total	$296		$(95)

Nine Months Ended September 30, 2017
Interest rate swaps
Change in fair value	$88
Gain reclassified to earnings due to settlements	(179)	Interest expense	$179
Total	$(91)		$179

Nine Months Ended September 30, 2016
Interest rate swaps
Change in fair value	$(737)
Loss reclassified to earnings due to settlements	438	Interest expense	$(438)
Total	$(299)		$(438)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$6,374	$—	$6,374
Forward contracts	—	—	—	707	—	707
	$—	$—	$—	$7,081	$—	$7,081

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$8,517	$(4,417)	$4,100
NYMEX futures contracts	—	—	—	5,881	—	5,881
Forward contracts	1,358	—	1,358	904	—	904
	$1,358	$—	$1,358	$15,302	$(4,417)	$10,885

Total net balance			$1,358			$17,966

Balance sheet classification:				Accrued liabilities		$17,182
				Other long-term liabilities		784
	Prepayment and other		$1,358			$17,966

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,185	$(431)	$12,754
Commodity forward contracts	—	—	—	2,978	—	2,978
Interest rate swap contracts	91	—	91	—	—	—
	$91	$—	$91	$16,163	$(431)	$15,732

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$4,244	$(756)	$3,488	$12,903	$(9,887)	$3,016
NYMEX futures contracts	—	—	—	1,975	—	1,975
Commodity forward contracts	5,905	—	5,905	5,338	—	5,338
Foreign currency forward contracts	—	—	—	6,519	—	6,519
	$10,149	$(756)	$9,393	$26,735	$(9,887)	$16,848

Total net balance			$9,484			$32,580

Balance sheet classification:	Prepayment and other		$9,484	Accrued liabilities		$32,580

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At September 30, 2017, we had a pre-tax net unrealized loss of $7.2 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices and interest rates remain unchanged, an unrealized loss of $6.2 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 12:	Equity

Changes to equity during the nine months ended September 30, 2017 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2016	$4,681,394	$620,591	$5,301,985
Net income	284,313	39,695	324,008
Dividends	(176,519)	—	(176,519)
Distributions to noncontrolling interest holders	—	(81,797)	(81,797)
Other comprehensive income (loss), net of tax	21,066	(57)	21,009
Allocated equity on HEP common unit issuances, net of tax	9,360	37,015	46,375
Equity awards issued in PCLI acquisition	5,056	—	5,056
Equity-based compensation	24,484	1,946	26,430
Purchase of treasury stock (1)	(290)	—	(290)
Purchase of HEP units for restricted grants	—	(35)	(35)
Other	—	(445)	(445)
Balance at September 30, 2017	$4,848,864	$616,913	$5,465,777

(1) Includes 9,885 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 13:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2017
Net change in foreign currency translation adjustment	$16,702	$5,851	$10,851
Net unrealized gain on hedging instruments	3,291	1,289	2,002
Other comprehensive income	19,993	7,140	12,853
Less other comprehensive loss attributable to noncontrolling interest	(40)	—	(40)
Other comprehensive income attributable to HollyFrontier stockholders	$20,033	$7,140	$12,893

Three Months Ended September 30, 2016
Net unrealized loss on marketable securities	$(29)	$(12)	$(17)
Net unrealized gain on hedging instruments	3,101	1,131	1,970
Other comprehensive income	3,072	1,119	1,953
Less other comprehensive income attributable to noncontrolling interest	179	—	179
Other comprehensive income attributable to HollyFrontier stockholders	$2,893	$1,119	$1,774

Nine Months Ended September 30, 2017
Net change in foreign currency translation adjustment	$24,287	$8,505	$15,782
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	8,567	3,337	5,230
Other comprehensive income	32,850	11,841	21,009
Less other comprehensive loss attributable to noncontrolling interest	(57)	—	(57)
Other comprehensive income attributable to HollyFrontier stockholders	$32,907	$11,841	$21,066

Nine Months Ended September 30, 2016
Net unrealized gain on marketable securities	$84	$32	$52
Net unrealized gain on hedging instruments	18,953	7,404	11,549
Other comprehensive income	19,037	7,436	11,601
Less other comprehensive loss attributable to noncontrolling interest	(181)	—	(181)
Other comprehensive income attributable to HollyFrontier stockholders	$19,218	$7,436	$11,782

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2017	2016

Hedging instruments:
Commodity price swaps	$(488)	$228	Sales and other revenues
	(4,961)	(4,544)	Operating expenses
Interest rate swaps	64	(95)	Interest expense
	(5,385)	(4,411)
	(2,100)	(1,685)	Income tax benefit
	(3,285)	(2,726)	Net of tax
	(41)	58	Noncontrolling interest
	(3,326)	(2,668)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(3,326)	$(2,668)

	Nine Months Ended September 30,
	2017	2016

Marketable securities	$—	$(23)	Interest income
	—	(9)	Income tax benefit
	—	(14)	Net of tax

Hedging instruments:
Commodity price swaps	7,937	(20,425)	Sales and other revenues
	(299)	—	Cost of products sold
	(13,676)	(17,397)	Operating expenses
Interest rate swaps	179	(438)	Interest expense
	(5,859)	(38,260)
	(2,312)	(14,704)	Income tax benefit
	(3,547)	(23,556)	Net of tax
	(114)	267	Noncontrolling interest
	(3,661)	(23,289)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(3,661)	$(23,303)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustment	$15,782	$—
Unrealized gain on post-retirement benefit obligations	20,055	20,055
Unrealized gain on marketable securities	—	3
Unrealized loss on hedging instruments, net of noncontrolling interest	(4,397)	(9,446)
Accumulated other comprehensive income	$31,440	$10,612

NOTE 14:	Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post-retirement plan for PCLI employees that were previously covered under legacy Suncor plans.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Our purchase price allocation as of February 1, 2017 included estimates of the amount of pension benefit obligation and the pension assets to be transferred based on actuarial estimates and are as follows:

February 1, 2017
(in thousands)
Projected benefit obligation	$52,851
Estimated pension assets	54,156
Estimated funded status	$1,305

The net periodic pension expense of these plans consisted of the following components:

	Three Months Ended September 30, 2017	February 1, 2017 to September 30, 2017
	(in thousands)
Service cost - benefit earned during the period	$1,013	$2,596
Interest cost on projected benefit obligations	556	1,424
Expected return on plan assets	(802)	(2,053)
Net periodic pension expense	$767	$1,967

We have a post-retirement healthcare and other benefits plan that is available to certain of our non-PCLI employees who satisfy certain age and service requirements. The net periodic benefit credit of this plan consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Service cost – benefit earned during the period	$300	$324	$901	$972
Interest cost on projected benefit obligations	170	197	509	591
Amortization of prior service credit	(870)	(871)	(2,610)	(2,613)
Net periodic post-retirement credit	$(400)	$(350)	$(1,200)	$(1,050)

In addition, we established a post-retirement healthcare and other benefits plan for our PCLI employees. Our purchase price allocation as of February 1, 2017 included estimates of the amount of projected benefit obligations of $8.6 million. The net periodic benefit expense related to this plan was $0.2 million and $0.4 million for the three and the eight months ended September 30, 2017, respectively.

NOTE 15:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

We have a crude oil supply contract that requires the supplier to deliver a specified volume of crude oil or pay a shortfall fee for the difference in the actual barrels delivered to us less the specified barrels per the supply contract. For the contract year ended August 31, 2017, the actual number of barrels delivered to us was substantially less than the specified barrels, and we recorded a reduction to cost of goods sold and accumulated a shortfall fee receivable of $26.0 million during this period. In September 2017, the supplier notified us they are disputing the shortfall fee owed and in October 2017 notified us of their demand for arbitration. We believe the receivable is realizable by offsetting invoices for deliveries of crude oil received subsequent to August 31, 2017, which is permitted under the supply contract. We believe the disputes and claims made by the supplier are without merit.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining (1)	PCLI	HEP (2)	Corporate and Other	Consolidations and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2017
Sales and other revenues	$3,409,795	$298,137	$110,364	$(325)	$(98,724)	$3,719,247
Operating expenses	$249,478	$56,111	$35,998	$817	$(20,736)	$321,668
Depreciation and amortization	$74,312	$7,492	$18,601	$2,686	$(207)	$102,884
Income (loss) from operations	$408,739	$28,511	$52,142	$(39,549)	$(563)	$449,280
Earnings of equity method investments	$—	$—	$5,072	$—	$—	$5,072
Capital expenditures	$31,152	$9,643	$10,151	$5,121	$—	$56,067

Three Months Ended September 30, 2016
Sales and other revenues	$2,832,195	$—	$92,611	$11	$(77,547)	$2,847,270
Operating expenses	$227,079	$—	$32,099	$1,390	$(4,336)	$256,232
Depreciation and amortization	$69,565	$—	$18,515	$3,257	$(207)	$91,130
Income (loss) from operations	$120,985	$—	$39,332	$(34,965)	$(587)	$124,765
Earnings of equity method investments	$—	$—	$3,767	$—	$—	$3,767
Capital expenditures	$74,173	$—	$20,730	$2,529	$—	$97,432

Nine Months Ended September 30, 2017
Sales and other revenues	$9,413,008	$809,643	$325,141	$(283)	$(288,915)	$10,258,594
Operating expenses	$751,858	$144,792	$102,584	$3,152	$(57,949)	$944,437
Depreciation and amortization	$219,636	$19,868	$56,515	$8,808	$(621)	$304,206
Income (loss) from operations	$445,087	$58,416	$157,170	$(120,730)	$(1,702)	$538,241
Earnings of equity method investments	$—	$—	$10,965	$—	$—	$10,965
Capital expenditures	$131,016	$19,995	$30,675	$11,431	$—	$193,117

Nine Months Ended September 30, 2016
Sales and other revenues	$7,530,804	$—	$289,517	$168	$(239,857)	$7,580,632
Operating expenses	$680,591	$—	$89,067	$3,797	$(13,304)	$760,151
Depreciation and amortization	$210,466	$—	$49,852	$9,736	$(621)	$269,433
Income (loss) from operations	$(259,296)	$—	$141,980	$(93,017)	$(1,846)	$(212,179)
Earnings of equity method investments	$—	$—	$10,155	$—	$—	$10,155
Capital expenditures	$284,755	$—	$96,115	$6,607	$—	$387,477

September 30, 2017
Cash, cash equivalents and investments in marketable securities	$10,713	$91,485	$7,476	$521,068	$—	$630,742
Total assets	$6,637,119	$1,282,396	$1,903,307	$610,341	$(284,808)	$10,148,355
Long-term debt	$—	$—	$1,245,066	$991,448	$—	$2,236,514

December 31, 2016
Cash, cash equivalents and investments in marketable securities	$49	$—	$3,657	$1,131,021	$—	$1,134,727
Total assets	$6,513,806	$—	$1,920,487	$1,306,169	$(304,801)	$9,435,661
Long-term debt	$—	$—	$1,243,912	$991,225	$—	$2,235,137

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(1) For the nine months ended September 30, 2017, we recorded a long-lived asset impairment charge of $19.2 million that related to our Woods Cross Refinery, which is included in our Refining segment. For the nine months ended September 30, 2016, we recorded goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, which is included in our Refining segment.

(2) HEP acquired a newly constructed crude unit, FCCU and polymerization unit at our Woods Cross Refinery in October 2016. As a result, we have recast our 2016 HEP segment information to include these asset-related capital expenditures and certain operating expenses that were previously presented under the Refining segment.

HEP segment revenues from external customers were $15.2 million and $15.2 million for the three months ended September 30, 2017 and 2016, respectively, and $47.8 million and $50.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Condensed Consolidating Balance Sheet
September 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$623,266	$7,476	$—	$630,742
Accounts receivable, net	713,580	50,083	(49,315)	714,348
Inventories	1,418,954	888	—	1,419,842
Income taxes receivable	—	—	—	—
Prepayments and other	36,810	1,407	(6,088)	32,129
Total current assets	2,792,610	59,854	(55,403)	2,797,061

Properties, plants and equipment, net	3,315,512	1,341,770	(220,451)	4,436,831
Intangibles and other assets	2,412,156	501,683	624	2,914,463
Total assets	$8,520,278	$1,903,307	$(275,230)	$10,148,355

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,127,840	$23,143	$(49,315)	$1,101,668
Income tax payable	64,255	—	—	64,255
Accrued liabilities	209,847	31,333	(6,088)	235,092
Total current liabilities	1,401,942	54,476	(55,403)	1,401,015

Long-term debt	991,448	1,245,066	—	2,236,514
Liability to HEP	199,210	—	(199,210)	—
Deferred income taxes	841,600	522	—	842,122
Other long-term liabilities	142,087	61,361	(521)	202,927

Investment in HEP	158,016	—	(158,016)	—
Equity – HollyFrontier	4,785,975	450,591	(387,702)	4,848,864
Equity – noncontrolling interest	—	91,291	525,622	616,913
Total liabilities and equity	$8,520,278	$1,903,307	$(275,230)	$10,148,355

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet
December 31, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$706,922	$3,657	$—	$710,579
Marketable securities	424,148	—	—	424,148
Accounts receivable, net	487,693	50,408	(58,902)	479,199
Inventories	1,134,274	1,402	—	1,135,676
Income taxes receivable	68,371	—	—	68,371
Prepayments and other	37,379	1,486	(5,829)	33,036
Total current assets	2,858,787	56,953	(64,731)	2,851,009

Properties, plants and equipment, net	2,874,041	1,365,568	(231,161)	4,008,448
Intangibles and other assets	2,077,683	497,966	555	2,576,204
Total assets	$7,810,511	$1,920,487	$(295,337)	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$967,347	$26,942	$(58,902)	$935,387
Accrued liabilities	115,878	37,793	(5,829)	147,842
Total current liabilities	1,083,225	64,735	(64,731)	1,083,229

Long-term debt	991,225	1,243,912	—	2,235,137
Liability to HEP	208,603	—	(208,603)	—
Deferred income taxes	619,905	509	—	620,414
Other long-term liabilities	132,515	62,971	(590)	194,896

Investment in HEP	136,435	—	(136,435)	—
Equity – HollyFrontier	4,638,603	454,803	(412,012)	4,681,394
Equity – noncontrolling interest	—	93,557	527,034	620,591
Total liabilities and equity	$7,810,511	$1,920,487	$(295,337)	$9,435,661

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$3,704,166	$110,364	$(95,283)	$3,719,247
Operating costs and expenses:
Cost of products sold	2,962,306	—	(73,776)	2,888,530
Lower of cost or market inventory valuation adjustment	(111,128)	—	—	(111,128)
Operating expenses	306,407	35,998	(20,737)	321,668
Selling, general and administrative	64,390	3,623	—	68,013
Depreciation and amortization	87,889	18,601	(3,606)	102,884
Total operating costs and expenses	3,309,864	58,222	(98,119)	3,269,967
Income from operations	394,302	52,142	2,836	449,280
Other income (expense):
Earnings of equity method investments	28,099	5,072	(28,099)	5,072
Interest expense	(11,295)	(13,970)	(2,392)	(27,657)
Other, net	19,255	153	—	19,408
	36,059	(8,745)	(30,491)	(3,177)
Income before income taxes	430,361	43,397	(27,655)	446,103
Income tax expense	158,456	(70)	—	158,386
Net income	271,905	43,467	(27,655)	287,717
Less net income (loss) attributable to noncontrolling interest	—	990	14,713	15,703
Net income attributable to HollyFrontier stockholders	$271,905	$42,477	$(42,368)	$272,014
Comprehensive income attributable to HollyFrontier stockholders	$284,832	$42,454	$(42,379)	$284,907

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$2,832,206	$92,611	$(77,547)	$2,847,270
Operating costs and expenses:
Cost of products sold	2,414,254	—	(72,417)	2,341,837
Lower of cost or market inventory valuation adjustment	312	—	—	312
Operating expenses	228,469	32,099	(4,336)	256,232
Selling, general and administrative	30,329	2,665	—	32,994
Depreciation and amortization	76,225	18,515	(3,610)	91,130
Total operating costs and expenses	2,749,589	53,279	(80,363)	2,722,505
Income from operations	82,617	39,332	2,816	124,765
Other income (expense):
Earnings of equity method investments	23,414	3,767	(23,414)	3,767
Interest expense	(2,042)	(14,339)	(2,391)	(18,772)
Other, net	(3)	110	—	107
	21,369	(10,462)	(25,805)	(14,898)
Income before income taxes	103,986	28,870	(22,989)	109,867
Income tax expense	22,135	61	—	22,196
Net income	81,851	28,809	(22,989)	87,671
Less net income (loss) attributable to noncontrolling interest	(8)	1,166	12,016	13,174
Net income attributable to HollyFrontier stockholders	$81,859	$27,643	$(35,005)	$74,497
Comprehensive income attributable to HollyFrontier stockholders	$83,632	$27,760	$(35,121)	$76,271

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2017	HollyFrontier Corp. Before Consolidation of HEP		HEP Segment		Consolidations and Eliminations		Consolidated
	(In thousands)
Sales and other revenues	$10,211,208		$325,141		$(277,755)		$10,258,594
Operating costs and expenses:			—
Cost of products sold	8,500,609		—		(217,482)		8,283,127
Lower of cost or market inventory valuation adjustment	(15,323)		—		—		(15,323)
Operating expenses	899,803		102,584		(57,950)		944,437
Selling, general and administrative	175,787		8,872		—		184,659
Depreciation and amortization	258,400		56,515		(10,709)		304,206
Goodwill and asset impairment	19,247		—		—		19,247
Total operating costs and expenses	9,838,523	—	167,971	—	(286,141)	—	9,720,353
Income (loss) from operations	372,685		157,170		8,386		538,241
Other income (expense):
Earnings of equity method investments	75,636		10,965		(75,636)		10,965
Interest expense	(35,272)		(41,052)		(7,141)		(83,465)
Loss on early extinguishment of debt	—		(12,225)		—		(12,225)
Other, net	43,769		316		—		44,085
	84,133		(41,996)		(82,777)		(40,640)
Income before income taxes	456,818		115,174		(74,391)		497,601
Income tax expense	173,429		164		—		173,593
Net income	283,389		115,010		(74,391)		324,008
Less net income (loss) attributable to noncontrolling interest	(14)		4,827		34,882		39,695
Net income attributable to HollyFrontier stockholders	$283,403		$110,183		$(109,273)		$284,313
Comprehensive income attributable to HollyFrontier stockholders	$304,503		$110,149		$(109,273)		$305,379

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Sales and other revenues	$7,530,972	$289,517	$(239,857)	$7,580,632
Operating costs and expenses:
Cost of products sold	6,439,241	—	(224,086)	6,215,155
Lower of cost or market inventory valuation adjustment	(194,282)	—	—	(194,282)
Operating expenses	684,388	89,067	(13,304)	760,151
Selling, general and administrative	79,652	8,618	—	88,270
Depreciation and amortization	230,332	49,852	(10,751)	269,433
Goodwill and asset impairment	654,084	—	—	654,084
Total operating costs and expenses	7,893,415	147,537	(248,141)	7,792,811
Income (loss) from operations	(362,443)	141,980	8,284	(212,179)
Other income (expense):
Earnings of equity method investments	74,307	10,155	(74,307)	10,155
Interest expense	(1,673)	(35,926)	(6,909)	(44,508)
Loss on early extinguishment of debt	(8,718)	—	—	(8,718)
Other, net	197	103	—	300
	64,113	(25,668)	(81,216)	(42,771)
Income (loss) before income taxes	(298,330)	116,312	(72,932)	(254,950)
Income tax expense	6,249	210	—	6,459
Net income (loss)	(304,579)	116,102	(72,932)	(261,409)
Less net income (loss) attributable to noncontrolling interest	(24)	8,448	43,785	52,209
Net income (loss) attributable to HollyFrontier stockholders	$(304,555)	$107,654	$(116,717)	$(313,618)
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(292,773)	$107,537	$(116,600)	$(301,836)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$701,021	$177,762	$(93,370)	$785,413

Cash flows from investing activities
Additions to properties, plants and equipment	(162,442)	—	—	(162,442)
Additions to properties, plants and equipment – HEP	—	(30,675)	—	(30,675)
Purchase of PCLI, net of cash acquired	(870,627)	—	—	(870,627)
Purchases of marketable securities	(41,565)	—	—	(41,565)
Sales and maturities of marketable securities	465,716	—	—	465,716
Other, net	1,006	1,715	(424)	2,297
	(607,912)	(28,960)	(424)	(637,296)
Cash flows from financing activities
Net borrowings under credit agreements	—	197,000	—	197,000
Proceeds from issuance of senior notes - HEP	—	101,750	—	101,750
Redemption of senior notes - HEP	—	(309,750)	—	(309,750)
Proceeds from issuance of common units - HEP	—	52,285	—	52,285
Dividends	(176,519)	—	—	(176,519)
Distributions to noncontrolling interest	—	(176,560)	94,763	(81,797)
Other, net	(2,744)	(9,708)	(969)	(13,421)
	(179,263)	(144,983)	93,794	(230,452)

Effect of exchange rates on cash flows	2,498	—	—	2,498

Cash and cash equivalents
Increase (decrease) for the period	(83,656)	3,819	—	(79,837)
Beginning of period	706,922	3,657	—	710,579
End of period	$623,266	$7,476	$—	$630,742

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016	HollyFrontier Corp. Before Consolidation of HEP	HEP Segment	Consolidations and Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$335,983	$184,268	$(75,977)	$444,274

Cash flows from investing activities:
Additions to properties, plants and equipment	(291,362)	—	—	(291,362)
Additions to properties, plants and equipment – HEP	—	(96,115)	—	(96,115)
Purchase of equity method investment - HEP	—	(42,550)	—	(42,550)
Purchases of marketable securities	(155,091)	—	—	(155,091)
Sales and maturities of marketable securities	187,358	—	—	187,358
Other, net	396	210	—	606
	(258,699)	(138,455)	—	(397,154)
Cash flows from financing activities:
Net repayments under credit agreements	—	(332,000)	—	(332,000)
Proceeds from issuance of senior notes - HFC	246,690	—	—	246,690
Proceeds from issuance of senior notes - HEP	—	394,000	—	394,000
Proceeds from issuance of term loan	350,000	—	—	350,000
Proceeds from issuance of common units - HEP	—	22,791	—	22,791
Repayment of financing obligation	—	(39,500)	—	(39,500)
Purchase of treasury stock	(133,430)	—	—	(133,430)
Dividends	(175,194)	—	—	(175,194)
Distributions to noncontrolling interest	—	(142,548)	75,977	(66,571)
Contribution from general partner	(55,027)	55,027	—	—
Other, net	(2,730)	(11,388)	—	(14,118)
	230,309	(53,618)	75,977	252,668

Cash and cash equivalents
Increase (decrease) for the period:	307,593	(7,805)	—	299,788
Beginning of period	51,520	15,013	—	66,533
End of period	$359,113	$7,208	$—	$366,321

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2017, net income attributable to HollyFrontier stockholders was $272.0 million compared to $74.5 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net income attributable to HollyFrontier stockholders was $284.3 million compared to a net loss of $(313.6) million for the nine months ended September 30, 2016. Included in our financial results for the three months ended September 30, 2017 were non-cash lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $111.1 million compared to a charge $0.3 million for the same period of 2016. Third quarter 2017 earnings reflect improved refining margins relative to prior period levels, with overall gross refining margin per produced barrel increasing 48% compared to the three months ended September 30, 2016. Additionally, our third quarter results reflect $22.6 million in earnings attributable to our recently acquired PCLI operations.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard 2 (“RFS2”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS2 significantly increases our cost of products sold, with RINs costs totaling $89.3 million for the three months ended September 30, 2017.

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

Table of Content

Our RINs costs are material and represent a cost of products sold. The price of RINs may be extremely volatile due to real or perceived future shortages in RINs. As of September 30, 2017, we are purchasing RINs in order to meet approximately half of our renewable fuel requirements.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2017 and 2016 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2016
	2017	2016	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,719,247	$2,847,270	$871,977	31%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,888,530	2,341,837	546,693	23
Lower of cost or market inventory valuation adjustment	(111,128)	312	(111,440)	(35,718)
	2,777,402	2,342,149	435,253	19
Operating expenses (exclusive of depreciation and amortization)	321,668	256,232	65,436	26
Selling, general and administrative expenses (exclusive of depreciation and amortization)	68,013	32,994	35,019	106
Depreciation and amortization	102,884	91,130	11,754	13
Total operating costs and expenses	3,269,967	2,722,505	547,462	20
Income from operations	449,280	124,765	324,515	260
Other income (expense):
Earnings of equity method investments	5,072	3,767	1,305	35
Interest income	1,074	778	296	38
Interest expense	(28,731)	(19,550)	(9,181)	47
Gain on foreign currency transactions	19,122	—	19,122	—
Other, net	286	107	179	167
	(3,177)	(14,898)	11,721	(79)
Income before income taxes	446,103	109,867	336,236	306
Income tax expense	158,386	22,196	136,190	614
Net income	287,717	87,671	200,046	228
Less net income attributable to noncontrolling interest	15,703	13,174	2,529	19
Net income attributable to HollyFrontier stockholders	$272,014	$74,497	$197,517	265%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.53	$0.42	$1.11	264%
Diluted	$1.53	$0.42	$1.11	264%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	176,149	175,871	278	—%
Diluted	176,530	175,993	537	—%

Table of Content

	Nine Months Ended September 30,		Change from 2016
	2017	2016	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$10,258,594	$7,580,632	$2,677,962	35%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,283,127	6,215,155	2,067,972	33
Lower of cost or market inventory valuation adjustment	(15,323)	(194,282)	178,959	(92)
	8,267,804	6,020,873	2,246,931	37
Operating expenses (exclusive of depreciation and amortization)	944,437	760,151	184,286	24
Selling, general and administrative expenses (exclusive of depreciation and amortization)	184,659	88,270	96,389	109
Depreciation and amortization	304,206	269,433	34,773	13
Goodwill and asset impairment	19,247	654,084	(634,837)	(97)
Total operating costs and expenses	9,720,353	7,792,811	1,927,542	25
Income (loss) from operations	538,241	(212,179)	750,420	(354)
Other income (expense):
Earnings of equity method investments	10,965	10,155	810	8
Interest income	2,069	1,380	689	50
Interest expense	(85,534)	(45,888)	(39,646)	86
Loss on early extinguishment of debt	(12,225)	(8,718)	(3,507)	40
Gain on foreign currency swaps	24,545	—	24,545	—
Gain on foreign currency transactions	19,517	—	19,517	—
Other, net	23	300	(277)	(92)
	(40,640)	(42,771)	2,131	(5)
Income (loss) before income taxes	497,601	(254,950)	752,551	(295)
Income tax expense	173,593	6,459	167,134	2,588
Net income (loss)	324,008	(261,409)	585,417	(224)
Less net income attributable to noncontrolling interest	39,695	52,209	(12,514)	(24)
Net income (loss) attributable to HollyFrontier stockholders	$284,313	$(313,618)	$597,931	(191)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.60	$(1.78)	$3.38	(190)%
Diluted	$1.60	$(1.78)	$3.38	(190)%
Cash dividends declared per common share	$0.99	$0.99	$—	—%
Average number of common shares outstanding:
Basic	176,143	176,157	(14)	—%
Diluted	176,616	176,157	459	—%

Balance Sheet Data

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Cash, cash equivalents and total investments in marketable securities	$630,742	$1,134,727
Working capital	$1,396,046	$1,767,780
Total assets	$10,148,355	$9,435,661
Long-term debt	$2,236,514	$2,235,137
Total equity	$5,465,777	$5,301,985

Table of Content

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by operating activities	$312,015	$133,948	$785,413	$444,274
Net cash used for investing activities	$(56,787)	$(127,818)	$(637,296)	$(397,154)
Net cash provided by (used for) financing activities	$(86,986)	$(91,799)	$(230,452)	$252,668
Capital expenditures	$56,067	$97,432	$193,117	$387,477
EBITDA (1)	$560,941	$206,595	$857,802	$15,500

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	262,470	271,780	258,420	258,680
Refinery throughput (BPD) (2)	275,270	289,010	274,200	277,870
Refinery production (BPD) (3)	263,760	276,720	263,520	266,510
Sales of produced refined products (BPD)	252,350	262,060	254,000	253,390
Sales of refined products (BPD) (4)	270,720	292,310	278,180	280,150
Refinery utilization (5)	101.0%	104.5%	99.4%	99.5%

Average per produced barrel (6)
Net sales	$69.81	$61.71	$67.12	$56.61
Cost of products (7)	56.40	52.08	57.19	48.19
Refinery gross margin (8)	13.41	9.63	9.93	8.42
Refinery operating expenses (9)	4.98	4.70	5.14	4.87
Net operating margin (8)	$8.43	$4.93	$4.79	$3.55

Refinery operating expenses per throughput barrel (10)	$4.57	$4.26	$4.76	$4.44

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	65%	62%	62%	58%
Sour crude oil	14%	15%	17%	17%
Heavy sour crude oil	16%	17%	15%	18%
Other feedstocks and blends	5%	6%	6%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	51%	50%	49%
Diesel fuels	34%	33%	33%	34%
Jet fuels	6%	6%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	3%	3%	3%
Lubricants	4%	5%	4%	5%
LPG and other	2%	1%	2%	2%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	112,060	100,180	96,350	99,990
Refinery throughput (BPD) (2)	122,890	109,350	105,190	110,020
Refinery production (BPD) (3)	121,040	107,940	103,620	108,660
Sales of produced refined products (BPD)	125,770	107,010	103,680	110,240
Sales of refined products (BPD) (4)	125,790	110,270	109,070	111,850
Refinery utilization (5)	112.1%	100.2%	96.4%	100.0%

Average per produced barrel (6)
Net sales	$70.21	$60.24	$67.99	$55.81
Cost of products (7)	55.38	50.74	55.94	46.64
Refinery gross margin (8)	14.83	9.50	12.05	9.17
Refinery operating expenses (9)	4.04	4.86	5.05	4.62
Net operating margin (8)	$10.79	$4.64	$7.00	$4.55

Refinery operating expenses per throughput barrel (10)	$4.13	$4.76	$4.98	$4.63

Feedstocks:
Sweet crude oil	25%	26%	23%	29%
Sour crude oil	66%	66%	68%	62%
Other feedstocks and blends	9%	8%	9%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	52%	52%	54%
Diesel fuels	42%	42%	41%	41%
Fuel oil	4%	3%	3%	2%
Asphalt	1%	1%	1%	1%
LPG and other	2%	2%	3%	2%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	80,260	71,600	76,510	62,490
Refinery throughput (BPD) (2)	87,620	75,470	84,050	66,490
Refinery production (BPD) (3)	84,800	72,080	81,370	63,320
Sales of produced refined products (BPD)	77,840	68,630	78,140	63,800
Sales of refined products (BPD) (4)	78,230	71,450	78,570	67,800
Refinery utilization (5)	82.7%	73.8%	78.9%	71.3%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Average per produced barrel (6)
Net sales	$72.43	$61.89	$68.91	$56.76
Cost of products (7)	54.65	50.83	53.20	47.13
Refinery gross margin (8)	17.78	11.06	15.71	9.63
Refinery operating expenses (9)	10.50	9.48	10.30	10.14
Net operating margin (8)	$7.28	$1.58	$5.41	$(0.51)

Refinery operating expenses per throughput barrel (10)	$9.33	$8.62	$9.58	$9.73

Feedstocks:
Sweet crude oil	32%	33%	34%	39%
Heavy sour crude oil	37%	42%	36%	37%
Black wax crude oil	23%	20%	21%	18%
Other feedstocks and blends	8%	5%	9%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	59%	58%	59%	59%
Diesel fuels	33%	34%	33%	34%
Fuel oil	3%	2%	2%	2%
Asphalt	2%	3%	4%	2%
LPG and other	3%	3%	2%	3%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	454,790	443,560	431,280	421,160
Refinery throughput (BPD) (2)	485,780	473,830	463,440	454,380
Refinery production (BPD) (3)	469,600	456,740	448,510	438,490
Sales of produced refined products (BPD)	455,960	437,700	435,820	427,430
Sales of refined products (BPD) (4)	474,740	474,030	465,820	459,800
Refinery utilization (5)	99.5%	97.1%	94.4%	94.1%

Average per produced barrel (6)
Net sales	$70.37	$61.38	$67.65	$56.43
Cost of products (7)	55.82	51.55	56.18	47.64
Refinery gross margin (8)	14.55	9.83	11.47	8.79
Refinery operating expenses (9)	5.67	5.49	6.04	5.59
Net operating margin (8)	$8.88	$4.34	$5.43	$3.20

Refinery operating expenses per throughput barrel (10)	$5.32	$5.07	$5.69	$5.26

Feedstocks:
Sweet crude oil	49%	49%	48%	48%
Sour crude oil	25%	25%	25%	26%
Heavy sour crude oil	16%	17%	16%	16%
Black wax crude oil	4%	3%	4%	3%
Other feedstocks and blends	6%	6%	7%	7%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated
Sales of produced refined products:
Gasolines	52%	52%	52%	52%
Diesel fuels	36%	35%	35%	36%
Jet fuels	4%	4%	4%	4%
Fuel oil	2%	2%	2%	1%
Asphalt	2%	2%	2%	2%
Lubricants	2%	3%	3%	3%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Refinery production represents the barrels per day of refined products yielded from processing crude and other refinery feedstocks through the crude units and other conversion units at our refineries.

(4)	Includes refined products purchased for resale.

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

(8)
Excludes lower of cost or market inventory valuation adjustments that increased gross margin by $111.1 million and decreased gross margin by $0.3 million for the three months ended September 30, 2017 and 2016, respectively and increased gross margin by $15.3 million and $194.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(9)	Represents operating expenses of our refineries, exclusive of depreciation and amortization.

(10)	Represents refinery operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

PCLI Operating Data
The following table sets forth information about our our PCLI operations for the period from February 1, 2017 (date of acquisition) through September 30, 2017.

	Three months ended September 30, 2017	Period from February 1, 2017 through September 30, 2017
PCLI
Throughput (BPD) (1)	22,356	21,978
Production (BPD) (2)	21,666	21,393
Sales of produced refined products (BPD)	20,599	20,655

(1)	Throughput represents the barrels per day of feedstocks (principally vacuum gas oil and hydrocracker bottoms) input into our PCLI production facilities.

(2)	Production represents the barrels per day of products yielded from our PCLI production facilities.

Table of Content

Results of Operations – Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2017 was $272.0 million ($1.53 per basic and diluted share), a $197.5 million increase compared to $74.5 million ($0.42 per basic and diluted share) for the three months ended September 30, 2016. Current year third quarter earnings reflect an increase in refining segment sales volumes and margins and $22.6 million in earnings attributable to our recently acquired PCLI operations. For the three months ended September 30, 2017, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $111.1 million compared to a decrease of $0.3 million for the three months ended September 30, 2016. Refinery gross margins for the three months ended September 30, 2017 increased to $14.55 per produced barrel from $9.83 for the three months ended September 30, 2016.

Sales and Other Revenues
Sales and other revenues increased 31% from $2,847.3 million for the three months ended September 30, 2016 to $3,719.2 million for the three months ended September 30, 2017 due to a year-over-year increase in third quarter sales prices and higher refined product sales volumes. The average sales price we received per produced barrel sold was $61.38 for the three months ended September 30, 2016 compared to $70.37 for the three months ended September 30, 2017. Sales and other revenues for the three months ended September 30, 2017 and 2016 include $15.2 million and $15.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. PCLI contributed $298.1 million in sales and other revenues for the three months ended September 30, 2017.

Cost of Products Sold
Total cost of products sold increased 19% from $2,342.1 million for the three months ended September 30, 2016 to $2,777.4 million for the three months ended September 30, 2017, due principally to higher crude oil costs and higher sales volumes of refined products. Additionally during third quarter of 2017, we recognized an $111.1 million lower of cost or market inventory valuation benefit, a $111.4 million increase compared to a charge of $0.3 million for the same period of 2016, resulting in a new $317.2 million inventory reserve at September 30, 2017. The reserve at September 30, 2017 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving finished products to market increased 8% from $51.55 for the three months ended September 30, 2016 to $55.82 for the three months ended September 30, 2017. Cost of products sold includes $177.3 million in costs attributable to our PCLI operations.

Gross Refinery Margins
Gross refinery margin per produced barrel increased 48% from $9.83 for the three months ended September 30, 2016 to $14.55 for the three months ended September 30, 2017. This was due to the effects of an increase in the average per barrel sales price for refined products sold, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 26% from $256.2 million for the three months ended September 30, 2016 to $321.7 million for the three months ended September 30, 2017 due principally to $56.1 million in costs attributable to our recently acquired PCLI operations and higher purchased fuel costs compared to the same period of 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 106% from $33.0 million for the three months ended September 30, 2016 to $68.0 million for the three months ended September 30, 2017 due principally to $28.7 million in costs attributable to our recently acquired PCLI operations and $4.2 million in incremental direct acquisition and integration costs of our PCLI business.

Depreciation and Amortization Expenses
Depreciation and amortization increased 13% from $91.1 million for the three months ended September 30, 2016 to $102.9 million for the three months ended September 30, 2017. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Depreciation and amortization expenses include $7.5 million in costs attributable to our PCLI operations.

Table of Content

Interest Income
Interest income for the three months ended September 30, 2017 was $1.1 million compared to $0.8 million for the three months ended September 30, 2016. This increase was due to higher interest rates received on cash balances and marketable debt securities during the current year quarter.

Interest Expense
Interest expense was $28.7 million for the three months ended September 30, 2017 compared to $19.6 million for the three months ended September 30, 2016. This increase is due to interest attributable to higher debt levels during the current year quarter relative to the same period of 2016. For the three months ended September 30, 2017 and 2016, interest expense included $14.1 million and $14.4 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $19.1 million gain for the three months ended September 30, 2017.

Income Taxes
For the three months ended September 30, 2017, we recorded income tax expense of $158.4 million compared to $22.2 million for the three months ended September 30, 2016. This increase was due principally to higher pre-tax income during the three months ended September 30, 2017 compared to the same period of 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 35.5% and 20.2% for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2017 was $284.3 million ($1.60 per basic and diluted share), a $597.9 million increase compared to a net loss attributable to HollyFrontier stockholders of $(313.6) million ($(1.78) per basic and diluted share) for the nine months ended September 30, 2016. Net income increased due principally to an increase in refining segment sales volumes and gross refining margins and the inclusion of $43.6 million in earnings attributable to our recently acquired PCLI operations. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the nine months ended September 30, 2017 compared to goodwill and long-lived asset impairment charges totaling $654.1 million for the same period of last year. For the nine months ended September 30, 2017, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $15.3 million compared to $194.3 million for the nine months ended September 30, 2016. Refinery gross margins for the nine months ended September 30, 2017 increased to $11.47 per produced barrel from $8.79 for the nine months ended September 30, 2016. During the second quarter of 2017, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million decrease to our RINs costs, reflecting the reinstatement of RINs previously expensed in 2016.

Sales and Other Revenues
Sales and other revenues increased 35% from $7,580.6 million for the nine months ended September 30, 2016 to $10,258.6 million for the nine months ended September 30, 2017 due to a year-over-year increase in sales prices and higher refined product sales volumes. The average sales price we received per produced barrel sold was $56.43 for the nine months ended September 30, 2016 compared to $67.65 for the nine months ended September 30, 2017. Sales and other revenues for the nine months ended September 30, 2017 and 2016 include $47.8 million and $50.1 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. PCLI contributed $809.6 million in sales and other revenues for the nine months ended September 30, 2017.

Cost of Products Sold
Total cost of products sold increased 37% from $6,020.9 million for the nine months ended September 30, 2016 to $8,267.8 million for the nine months ended September 30, 2017, due principally to higher crude oil costs and higher sales volumes of refined products. Additionally, cost of products sold reflects a $15.3 million benefit that is attributable to a decrease in the lower of cost or market reserve for the nine months ended September 30, 2017, a $179.0 million decrease compared to $194.3 million for the same period of last year. The reserve at September 30, 2017 is based on market conditions and prices at that time. Excluding this non-cash adjustment, the average price we paid per barrel for crude oil and feedstocks and the transportation costs of moving the finished products to the marketplace increased 18% from $47.64 for the nine months ended September 30, 2016 to $56.18 for the nine months ended September 30, 2017. Additionally, we recorded a $30.5 million RINs cost reduction during the second quarter of 2017 as a result of our Cheyenne small refinery exemption. Cost of products sold includes $519.2 million in costs attributable to our PCLI operations.

Table of Content

Gross Refinery Margins
Gross refinery margin per produced barrel increased 30% from $8.79 for the nine months ended September 30, 2016 to $11.47 for the nine months ended September 30, 2017. This was due to the effects of an increase in the average per barrel sales price for refined products sold, partially offset by increased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 24% from $760.2 million for the nine months ended September 30, 2016 to $944.4 million for the nine months ended September 30, 2017 due principally to $144.8 million in costs attributable to our recently acquired PCLI operations and higher purchased fuel costs compared to the same period of 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 109% from $88.3 million for the nine months ended September 30, 2016 to $184.7 million for the nine months ended September 30, 2017 due principally to $67.4 million in costs attributable to our recently acquired PCLI operations and $23.5 million in incremental direct acquisition and integration costs of our PCLI business.

Depreciation and Amortization Expenses
Depreciation and amortization increased 13% from $269.4 million for the nine months ended September 30, 2016 to $304.2 million for the nine months ended September 30, 2017. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Depreciation and amortization expenses include $19.9 million in costs attributable to our PCLI operations.

Goodwill and Asset Impairment
During the nine months ended September 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production compared to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, for the nine months ended September 30, 2016. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the Cheyenne refinery impairment during the second quarter of 2016.

Interest Income
Interest income for the nine months ended September 30, 2017 was $2.1 million compared to $1.4 million for the nine months ended September 30, 2016. This increase was due to higher interest rates received on cash balances and marketable debt securities during the current year-to-date period.

Interest Expense
Interest expense was $85.5 million for the nine months ended September 30, 2017 compared to $45.9 million for the nine months ended September 30, 2016. This increase was due to interest attributable to higher debt levels during the current year relative to the same period of 2016. For the nine months ended September 30, 2017 and 2016, interest expense included $41.4 million and $36.3 million, respectively, in interest costs attributable to limited recourse debt that finances HEP operations.

Loss on Early Extinguishment of Debt
For the nine months ended September 30, 2017, a $12.2 million loss was recorded upon HEP’s redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

For the nine months ended September 30, 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains All American Pipeline L.P. (“Plains”). See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

Gain on Foreign Currency Swaps
During the nine months ended September 30, 2017, we recorded a $24.5 million gain on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Table of Content

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $19.5 million gain for the nine months ended September 30, 2017.

Income Taxes
For the nine months ended September 30, 2017, we recorded income tax expense of $173.6 million compared to $6.5 million for the nine months ended September 30, 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 34.9% and 2.5% for the nine months ended September 30, 2017 and 2016, respectively. The increase in tax expense and the effective tax rate year-over-year is due principally to higher pre-tax income during the nine months ended September 30, 2017 compared to a pre-tax loss for the same period of 2016 and the effects of the second quarter 2016 $309.3 million goodwill impairment charge, a significant driver of our $255.0 million loss before income taxes for the nine months ended September 30, 2016, that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
In February 2017, we increased the size of our senior unsecured revolving credit facility from $1 billion to $1.35 billion and extended the maturity date to February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the nine months ended September 30, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At September 30, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.8 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
In July 2017, HEP increased the size of its senior secured revolving credit facility from $1.2 billion to $1.4 billion and extended the maturity date to July 2022 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2017, HEP received advances totaling $628.0 million and repaid $431.0 million under the HEP Credit Agreement. At September 30, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $750.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes
In September, 2017, HEP issued an additional $100 million in aggregate principal amount of 6.0% HEP senior notes maturing in August 2024 in a private placement. HEP used the net proceeds of $101.8 million to repay indebtedness under the HEP Credit Agreement.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2017, HEP issued 1,538,452 units under this program, providing $52.3 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, we made capital contributions totaling $1.1 million during the nine months ended September 30, 2017. As of September 30, 2017, HEP has issued 2,241,907 units with an aggregate gross sales amount of $77.1 million.

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

As of September 30, 2017, our cash and cash equivalents totaled $630.7 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI that closed on February 1, 2017. Cash consideration paid was $862.0 million, or $1.125 billion in Canadian dollars.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $79.8 million for the nine months ended September 30, 2017. Working capital decreased by $371.7 million during the nine months ended September 30, 2017, which is principally due to our cash purchase of PCLI, net of working capital acquired.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash flows provided by operating activities were $785.4 million for the nine months ended September 30, 2017 compared to $444.3 million for the nine months ended September 30, 2016, an increase of $341.1 million. Net income for the nine months ended September 30, 2017 was $324.0 million, an increase of $585.4 million compared to net loss of $261.4 million for the nine months ended September 30, 2016. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain or loss on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $433.8 million for the nine months ended September 30, 2017 compared to $777.2 million for the same period in 2016. Changes in working capital items increased cash flows by $134.9 million and $23.1 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, for the nine months ended September 30, 2017, turnaround expenditures increased to $111.5 million from $104.2 million for the same period of 2016.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash flows used for investing activities were $637.3 million for the nine months ended September 30, 2017 compared to $397.2 million for the nine months ended September 30, 2016, an increase of $240.1 million. Current year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first nine months of 2017 decreased to $193.1 million from $387.5 million for the same period in 2016. These include HEP capital expenditures of $30.7 million and $96.1 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, in 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million. Also for the nine months ended September 30, 2017 and 2016, we invested $41.6 million and $155.1 million, respectively, in marketable securities and received proceeds of $465.7 million and $187.4 million, respectively, from the sale or maturity of marketable securities.

Table of Content

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2017, we expect to spend approximately $200.0 million to $250.0 million in cash for capital projects appropriated in 2017 and prior years. In addition, we expect to spend approximately $135.0 million to $150.0 million on refinery turnarounds. Refinery turnaround spending is amortized over the useful life of the turnaround.

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

Table of Content

Cash Flows – Financing Activities

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash flows used for financing activities were $230.5 million for the nine months ended September 30, 2017 compared to cash flows provided by financing activities of $252.7 million for the nine months ended September 30, 2016, an increase of $483.1 million. During the nine months ended September 30, 2017, we received $26.0 million and repaid $26.0 million under the Holly Frontier Credit Agreement and paid $176.5 million in dividends. Also during this period, HEP received $628.0 million and repaid $431.0 million under the HEP Credit Agreement, received $101.8 million in net proceeds from issuance of HEP 6.0% senior notes, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $52.3 million in net proceeds from the issuance of its common units and paid distributions of $81.8 million to noncontrolling interests. During the nine months ended September 30, 2016, we received $246.7 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million in net proceeds from issuance of a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $175.2 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also, during this period, HEP received $310.5 million and repaid $642.5 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP 6.0% senior notes, received $22.8 million in proceeds from the issuance of common units and paid distributions of $66.6 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

In February 2017, we amended the HollyFrontier Credit Agreement, increasing the size of the credit facility from $1.0 billion to $1.35 billion and extended the maturity to February 2022.

There were no other significant changes to our long-term contractual obligations during the nine months ended September 30, 2017.

HEP

In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020.

In July 2017, HEP amended its credit agreement increasing the size of the credit facility from $1.2 billion to $1.4 billion and extending its maturity to July 2022. During the nine months ended September 30, 2017, HEP received net borrowings of $197.0 million resulting in $750.0 million of outstanding borrowings in the HEP Credit Agreement at September 30, 2017.

In September, 2017, HEP issued an additional $100 million aggregate principal amount of 6.0% HEP senior notes maturing August 2024.

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

At September 30, 2017, our lower of cost or market inventory valuation reserve was $317.2 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our PCLI operations are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of September 30, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our refining, PCLI and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

We performed our annual goodwill impairment testing as of July 1, 2017 and determined the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. A reasonable expectation exists that further deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material.

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

Table of Content

As of September 30, 2017, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2017	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	12,000,000	4,800,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Natural gas price swaps - short	2,400,000	2,400,000	—	—	—	—	MMBTU
Natural gas price swaps (basis spread) - long	2,577,000	2,577,000	—	—	—	—	MMBTU
Crude price swaps (basis spread) - long	918,000	918,000	—	—	—	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	700,000	700,000	—	—	—	—	Barrels
NYMEX futures (WTI) - short	1,870,000	955,000	915,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	715,000	705,000	10,000	—	—	—	Barrels
Physical crude contracts -short	150,000	150,000	—	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2017	2016
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$7,360	$1,064

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2017 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,091,470	$33,555
HEP Senior Notes	$500,000	$524,390	$15,158

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2017, outstanding borrowings under the HEP Credit Agreement were $750.0 million. A hypothetical 10% change in applicable interest rates would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$272,014	$74,497	$284,313	$(313,618)
Add income tax expense	158,386	22,196	173,593	6,459
Add interest expense (1)	28,731	19,550	97,759	54,606
Subtract interest income	(1,074)	(778)	(2,069)	(1,380)
Add depreciation and amortization	102,884	91,130	304,206	269,433
EBITDA	$560,941	$206,595	$857,802	$15,500

(1) Includes loss on early extinguishment of debt of $12.2 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Table of Content

Reconciliation of produced product sales to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average sales price per produced barrel sold	$70.37	$61.38	$67.65	$56.43
Times sales of produced refined products (BPD)	455,960	437,700	435,820	427,430
Times number of days in period	92	92	273	274
Produced refined product sales	$2,951,903	$2,471,674	$8,048,920	$6,608,846

Total produced refined products sales	$2,951,903	$2,471,674	$8,048,920	$6,608,846
Add refined product sales from purchased products and rounding (1)	125,519	207,698	558,786	500,509
Total refined product sales	3,077,422	2,679,372	8,607,706	7,109,355
Add direct sales of excess crude oil (2)	277,810	103,145	658,117	294,845
Add other refining segment revenue (3)	54,563	49,678	147,185	126,604
Total refining segment revenue	3,409,795	2,832,195	9,413,008	7,530,804
Add PCLI segment sales and other revenues	298,137	—	809,643	—
Add HEP segment sales and other revenues	110,364	92,611	325,141	289,517
Add corporate and other revenues	(325)	11	(283)	168
Subtract consolidations and eliminations	(98,724)	(77,547)	(288,915)	(239,857)
Sales and other revenues	$3,719,247	$2,847,270	$10,258,594	$7,580,632

Reconciliation of average cost of products per produced barrel sold to total cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average cost of products per produced barrel sold	$55.82	$51.55	$56.18	$47.64
Times sales of produced refined products (BPD)	455,960	437,700	435,820	427,430
Times number of days in period	92	92	273	274
Cost of products for produced products sold	$2,341,555	$2,075,836	$6,684,232	$5,579,398

Total cost of products for produced products sold	$2,341,555	$2,075,836	$6,684,232	$5,579,398
Add refined product costs from purchased products and rounding(1)	126,739	211,309	560,313	508,127
Total cost of refined products sold	2,468,294	2,287,145	7,244,545	6,087,525
Add crude oil cost of direct sales of excess crude oil (2)	282,751	104,187	664,035	297,494
Add other refining segment cost of products sold (4)	37,349	22,922	83,923	54,222
Total refining segment cost of products sold	2,788,394	2,414,254	7,992,503	6,439,241
Add PCLI segment cost of products sold	177,324	—	519,187	—
Subtract consolidations and eliminations	(77,188)	(72,417)	(228,563)	(224,086)
Costs of products sold (exclusive of lower of cost or market inventory valuation adjustment and depreciation and amortization)	$2,888,530	$2,341,837	$8,283,127	$6,215,155

Table of Content

Reconciliation of average refinery operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.67	$5.49	$6.04	$5.59
Times sales of produced refined products (BPD)	455,960	437,700	435,820	427,430
Times number of days in period	92	92	273	274
Refinery operating expenses for produced products sold	$237,847	$221,074	$718,632	$654,677

Total refinery operating expenses for produced products sold	$237,847	$221,074	$718,632	$654,677
Add other refining segment operating expenses and rounding (5)	11,631	6,005	33,226	25,914
Total refining segment operating expenses	249,478	227,079	751,858	680,591
Add PCLI segment operating expenses	56,111	—	144,792	—
Add HEP segment operating expenses	35,998	32,099	102,584	89,067
Add corporate and other costs	817	1,390	3,152	3,797
Subtract consolidations and eliminations	(20,736)	(4,336)	(57,949)	(13,304)
Operating expenses (exclusive of depreciation and amortization)	$321,668	$256,232	$944,437	$760,151

Reconciliation of net operating margin per barrel to refinery gross margin per barrel to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per barrel	$8.88	$4.34	$5.43	$3.20
Add average refinery operating expenses per produced barrel	5.67	5.49	6.04	5.59
Refinery gross margin per barrel	14.55	9.83	11.47	8.79
Add average cost of products per produced barrel sold	55.82	51.55	56.18	47.64
Average sales price per produced barrel sold	$70.37	$61.38	$67.65	$56.43
Times sales of produced refined products (BPD)	455,960	437,700	435,820	427,430
Times number of days in period	92	92	273	274
Produced refined products sales	$2,951,903	$2,471,674	$8,048,920	$6,608,846

Total produced refined products sales	$2,951,903	$2,471,674	$8,048,920	$6,608,846
Add refined product sales from purchased products and rounding (1)	125,519	207,698	558,786	500,509
Total refined product sales	3,077,422	2,679,372	8,607,706	7,109,355
Add direct sales of excess crude oil (2)	277,810	103,145	658,117	294,845
Add other refining segment revenue (3)	54,563	49,678	147,185	126,604
Total refining segment revenue	3,409,795	2,832,195	9,413,008	7,530,804
Add PCLI segment sales and other revenues	298,137	—	809,643	—
Add HEP segment sales and other revenues	110,364	92,611	325,141	289,517
Add corporate and other revenues	(325)	11	(283)	168
Subtract consolidations and eliminations	(98,724)	(77,547)	(288,915)	(239,857)
Sales and other revenues	$3,719,247	$2,847,270	$10,258,594	$7,580,632

(1)	We purchase finished products to facilitate delivery to certain locations or to meet delivery commitments.

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

Table of Content

(5)	Other refining segment operating expenses include the marketing costs associated with our refining segment and the operating expenses of HFC Asphalt.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in internal control over financial reporting. We acquired PCLI from Suncor effective February 1, 2017 and have included PCLI’s operating results, assets and liabilities in our consolidated financial statements as of September 30, 2017 and for the eight months then ended. Pursuant to a Transition Service Agreement with Suncor, Suncor provides accounting support services for PCLI including month end close process and other accounting services. Other than internal controls for PCLI, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been engaged in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) relating to a Notice of Violation issued in late 2016 for possible violations of air quality standards related to operation of certain refinery units at the Cheyenne Refinery in 2016 and 2017. HFCR and the WDEQ are working towards a settlement of this matter.

El Dorado
The El Dorado Refinery has been engaged in discussions with the EPA regarding potential Clean Air Act violations relating to flaring devices and other equipment at the refinery. The El Dorado Refinery has responded to two separate information requests covering air emissions for a time frame from January 1, 2009 through May 31, 2014. The EPA also conducted an on-site Clean Air Act - Sec. 112r Risk Management Program (“RMP”) compliance audit at the El Dorado Refinery and notified the El Dorado Refinery of 20 alleged “deficiencies” related to that inspection. In August 2017, the EPA issued a Notice of Violation alleging that certain flaring events violated air emission regulations. Discussions with the EPA and the U.S. Department of Justice are ongoing.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	—	$—	—	$178,811,213
August 2017	—	$—	—	$178,811,213
September 2017	—	$—	—	$178,811,213
Total for July to September 2017	—		—

Item 6.	Exhibits

The Exhibit Index on page 62 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Content

Exhibit Index

Exhibit Number	Description

2.1
Equity Restructuring Agreement, dated as of October 18, 2017, by and between HEP Logistics Holdings, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2017, File No. 1-03876).

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

4.1
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 1-03876).

10.1*
First Amendment to Fourth Amended and Restated Master Lease and Access Agreement, dated as of October 13, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 2, 2017	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)