Form 10-K
period 2017-12-31
HollyFrontier Corp
filed 2018-02-21
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $4.5 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
177,363,228 shares of Common Stock, par value $.01 per share, were outstanding on February 16, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 9, 2018, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference in Part III.

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

“Base oil” is a lubricant grade oil initially produced from refining crude oil or through chemical synthesis that is used in producing lubricant products such as lubricating greases, motor oil and metal processing fluids.

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

“Gas oil” is a group of petroleum distillation products having boiling points between kerosene and lubricating oil and is used as fuel in construction and agricultural machinery.

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

Table of Content

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

“Rack back” represents the portion of our Lubricants and Specialty Products business operations that entails the processing of feedstocks into base oils.

“Rack forward” represents the portion of our Lubricants and Specialty Products business operations that entails the processing of base oils into finished lubricants and the packaging, distribution and sale to customers.

“Refinery gross margin” means the difference between average net sales price and average cost per barrel sold. This does not include the associated depreciation and amortization costs.

“Reforming” means the process of converting gasoline type molecules into aromatic, higher octane gasoline blend stocks while producing hydrogen in the process.

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (“RFS”) regulations, which require blending renewable fuels into the nation's fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.

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

“White oil” is an extremely pure, highly-refined petroleum product that has a wide variety of applications ranging from pharmaceutical to cosmetic products.

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyfrontier.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Director, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating / Corporate Governance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Director, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.”

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”). The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

PCLI is located in Mississauga, Ontario and is the largest producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity, and is the largest manufacturer of high margin Group III base oils in North America. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide. The acquisition brings to HollyFrontier industry-leading product innovation and research and development capabilities, a global sales and distribution network and a strong brand portfolio recognized globally. With this transaction, we have also acquired a perpetual exclusive license to use the Petro-Canada trademark in association with the lubricant products. With the addition of PCLI, we became the fourth largest lubricants producer in North America with a capacity of 28,000 BPD, approximately 10% of North American production.

As of December 31, 2017, we:

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

•	owned and operated PCLI located in Mississauga, Ontario, which produces base oils and other specialized lubricant products;

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 59% limited partner interest and a non-economic general partner interest in HEP.

HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed between 2013 and 2017 can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Table of Content

Our operations are currently organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt. The Lubricants and Specialty Products segment includes the operations of our Petro-Canada Lubricants business in addition to specialty lubricant products produced at our Tulsa Refinery. The HEP segment involves all of the operations of HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

During the fourth quarter of 2017, we revised the following refining segment operating data computations: refinery gross margin; net operating margin; and operating expenses to better align with similar measurements provided by other companies in our industry and to facilitate comparison of our refining performance relative to our peers. Effective with this change, these measurements are now inclusive of all refining segment activities including HFC Asphalt operations and revenues and costs related to products purchased for resale and excess crude oil sales. All prior period data has been retrospectively adjusted to reflect our current presentation.

	Years Ended December 31,
	2017	2016	2015
Consolidated
Crude charge (BPD) (1)	438,800	423,910	432,560
Refinery throughput (BPD) (2)	472,010	457,480	463,580
Sales of produced refined products (BPD) (3)	452,270	440,640	442,650
Refinery utilization (4)	96.0%	92.8%	97.6%

Average per produced barrel sold (5)
Refinery gross margin (6)	$11.56	$8.16	$15.88
Refinery operating expenses (7)	6.10	5.64	5.82
Net operating margin	$5.46	$2.52	$10.06

Refinery operating expenses per throughput barrel (8)	$5.84	$5.43	$5.56

Feedstocks:
Sweet crude oil	48%	48%	51%
Sour crude oil	25%	26%	25%
Heavy sour crude oil	16%	16%	15%
Black wax crude oil	4%	3%	2%
Other feedstocks and blends	7%	7%	7%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)
Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)
Represents crude charge divided by total crude capacity (BPSD). Effective July 1, 2016, our consolidated crude capacity increased from 443,000 BPSD to 457,000 BPSD upon completion of our Woods Cross Refinery expansion project.

Table of Content

(5)
Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)
Excludes lower of cost or market inventory valuation adjustments that increased refinery gross margin by $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016, respectively, and decreased refinery gross margin by $227.0 million for the year ended December 31, 2015.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(8)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Products and Customers
Set forth below is information regarding refined product sales:

	Years Ended December 31,
	2017	2016	2015
Consolidated
Sales of refined products:
Gasolines	52%	52%	52%
Diesel fuels	34%	34%	35%
Jet fuels	4%	4%	4%
Fuel oil	2%	2%	1%
Asphalt	4%	3%	3%
Base oils	2%	3%	2%
LPG and other	2%	2%	3%
Total	100%	100%	100%

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

Table of Content

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2017	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	261,380	262,170	263,340
Refinery throughput (BPD) (2)	277,940	280,920	277,260
Sales of produced refined products (BPD) (3)	260,800	262,300	259,290
Refinery utilization (4)	100.5%	100.8%	101.3%

Average per produced barrel sold (5)
Refinery gross margin (6)	$9.91	$7.44	$15.02
Refinery operating expenses (7)	5.15	4.73	5.00
Net operating margin	$4.76	$2.71	$10.02

Refinery operating expenses per throughput barrel (8)	$4.83	$4.42	$4.68

	Years Ended December 31,
	2017	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	61%	58%	59%
Sour crude oil	17%	18%	21%
Heavy sour crude oil	16%	17%	15%
Other feedstocks and blends	6%	7%	5%
Total	100%	100%	100%

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

We have an offtake agreement through November 2019 with an affiliate of Sinclair whereby Sinclair purchases 45,000 to 50,000 BPD of gasoline and distillate products at market prices from us to supply its branded and unbranded marketing network throughout the Midwest. Upon expiration, the offtake agreement can be renewed by Sinclair for an additional five-year term. For the year ended December 31, 2017, sales to Sinclair represented approximately 21% of the Tulsa Refineries’ total sales and 8% of our total consolidated sales.

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

For the year ended December 31, 2017, sales to Shell Oil represented approximately 12% of our Mid-Continent refineries’ total sales and 9% of our total consolidated sales. We have a sales agreement with an affiliate of Shell Oil under which Shell Oil purchases gasoline and diesel production of the El Dorado Refinery and Tulsa Refineries at market prices through October 2018 primarily to support its branded marketing network.

Products
Set forth below is information regarding refined product sales attributable to our Mid-Continent region:

	Years Ended December 31,
	2017	2016	2015
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of refined products:
Gasolines	50%	50%	50%
Diesel fuels	33%	33%	33%
Jet fuels	7%	7%	7%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	2%
Base oils	4%	4%	4%
LPG and other	2%	2%	3%
Total	100%	100%	100%

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

Table of Content

Southwest Region (Navajo Refinery)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel.

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2017	2016	2015
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	100,040	98,090	100,450
Refinery throughput (BPD) (2)	109,280	107,690	111,840
Sales of produced refined products (BPD) (3)	111,630	111,390	114,790
Refinery utilization (4)	100.0%	98.1%	100.5%

Average per produced barrel sold (5)
Refinery gross margin (6)	$12.40	$9.49	$16.34
Refinery operating expenses (7)	5.20	5.05	5.24
Net operating margin	$7.20	$4.44	$11.10

Refinery operating expenses per throughput barrel (8)	$5.31	$5.23	$5.38

	Years Ended December 31,
	2017	2016	2015
Southwest Region (Navajo Refinery)
Feedstocks:
Sweet crude oil	25%	28%	36%
Sour crude oil	66%	63%	54%
Other feedstocks and blends	9%	9%	10%
Total	100%	100%	100%

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

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's subsidiary, SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in Tucson, Arizona, and Artesia and Moriarty, New Mexico.

Table of Content

El Paso Market
The El Paso market for refined products is currently supplied by a number of area and Gulf Coast refiners and pipelines. Area refiners include Navajo, WRB Refining, LLC (“WRB”) (a joint venture between Phillips 66 and Cenovus Energy), Valero, Delek and Andeavor. Pipelines serving this market are owned by Magellan, NuStar Energy L.P. and HEP. Refined products from the Gulf Coast are transported via Magellan pipelines.

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

New Mexico Markets
The Artesia, Albuquerque, Moriarty and Bloomfield markets are supplied by a number of refiners via pipelines and trucks. Refiners include Navajo, Valero, Andeavor, Delek and WRB.

We use a common carrier pipeline out of El Paso to serve the Albuquerque market. In addition, HEP leases from Mid-America Pipeline Company, L.L.C., a pipeline between White Lakes, New Mexico and the Albuquerque vicinity and Bloomfield, New Mexico. The lease agreement currently runs through 2026, and HEP has options to renew for one additional ten-year period. HEP owns and operates a 12-inch pipeline from the Navajo Refinery to the leased pipeline as well as terminalling facilities in Moriarty, which is 40 miles east of Albuquerque. This facility permits us to ship light products to the Albuquerque and Santa Fe, New Mexico areas. In addition, we serve southern Colorado and northern Arizona primarily out of a terminal in Bloomfield, New Mexico, which is owned by Andeavor.

Products
Set forth below is information regarding refined product sales attributable to our Southwest region:

	Years Ended December 31,
	2017	2016	2015
Southwest Region (Navajo Refinery)
Sales of refined products:
Gasolines	51%	52%	53%
Diesel fuels	39%	39%	38%
Fuel oil	3%	3%	2%
Asphalt	4%	3%	4%
LPG and other	3%	3%	3%
Total	100%	100%	100%

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

Table of Content

The following table sets forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2017	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	77,380	63,650	68,770
Refinery throughput (BPD) (2)	84,790	68,870	74,480
Sales of produced refined products (BPD) (3)	79,840	66,950	68,570
Refinery utilization (4)	79.8%	65.6%	82.9%

Average per produced barrel sold (5)
Refinery gross margin (6)	$15.78	$8.80	$18.43
Refinery operating expenses (7)	10.46	10.17	9.90
Net operating margin	$5.32	$(1.37)	$8.53

Refinery operating expenses per throughput barrel (8)	$9.85	$9.89	$9.12

	Years Ended December 31,
	2017	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	34%	39%	42%
Heavy sour crude oil	35%	35%	37%
Black wax crude oil	22%	18%	13%
Other feedstocks and blends	9%	8%	8%
Total	100%	100%	100%

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

Table of Content

Utah Market
The Woods Cross Refinery's primary market is Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. In addition to our Woods Cross Refinery, local area refiners include Chevron, Andeavor, Big West and Silver Eagle. Other refiners that ship into the Woods Cross market via the Pioneer Pipeline include Sinclair, ExxonMobil, CHS and Phillips 66. We estimate the four local refineries that compete with our Woods Cross Refinery have a combined capacity to process approximately 165,000 BPD of crude oil. The five Utah refineries collectively supply an estimated 70% of the gasoline and distillate products consumed in the states of Utah and Idaho, with the remainder imported from refineries in Wyoming and Montana via the Pioneer Pipeline owned jointly by Sinclair and Phillips 66. Approximately 40% - 45% of the gasoline and diesel fuel produced by our Woods Cross Refinery is sold through a network of Phillips 66 branded marketers under a long-term supply agreement.

Idaho, Wyoming, Eastern Washington and Nevada Markets
We supply a small percentage of the refined products consumed in the combined Idaho, Wyoming, eastern Washington and Nevada markets. Our Woods Cross Refinery ships refined products over a common carrier pipeline system owned by Andeavor Logistics Northwest Pipelines LLC (“Andeavor Logistics”) to numerous terminals, including HEP's terminal at Spokane, Washington and to terminals at Pocatello and Boise, Idaho and Pasco, Washington that are owned by Andeavor Logistics. We sell to branded and unbranded customers in these markets. In 2012, we began shipping refined products to Cedar City, Utah and Las Vegas, Nevada via the UNEV Pipeline. The majority of the Las Vegas, Nevada market for refined products is supplied by various West Coast refiners and suppliers via Kinder Morgan's CalNev common carrier pipeline system.

Products
Set forth below is information regarding refined product sales attributable to our Rocky Mountain region:

	Years Ended December 31,
	2017	2016	2015
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of refined products:
Gasolines	58%	59%	57%
Diesel fuels	32%	32%	35%
Fuel oil	3%	2%	3%
Asphalt	4%	4%	3%
LPG and other	3%	3%	2%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Crude oil is transported to the Cheyenne Refinery from suppliers in Canada, Colorado, Nebraska, North Dakota and Montana via common carrier pipelines owned by Spectra, Plains, HEP and Suncor Energy, as well as by truck. The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming, Utah and Colorado as delivered via common carrier pipelines, including the SLC Pipeline and Frontier Pipeline owned by HEP. Supplies of black wax crude oil are shipped via truck.

HollyFrontier Asphalt Company

We manufacture commodity and modified asphalt products at our manufacturing facilities located in Glendale, Arizona; Albuquerque, New Mexico; Artesia, New Mexico and Catoosa, Oklahoma. Our Albuquerque and Artesia facilities manufacture modified hot asphalt products and commodity and modified asphalt emulsions from base asphalt materials provided by our refineries and third-party suppliers. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our refineries and third-party suppliers. Our Catoosa facility manufactures specialty modified asphalt and commodity asphalt products. We market these asphalt products in Arizona, Colorado, New Mexico, Oklahoma, Kansas, Missouri, Texas, Arkansas and northern Mexico. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.

LUBRICANTS AND SPECIALTY PRODUCTS OPERATIONS

Our lubricants and specialty products operations consist of our Petro-Canada Lubricants and Tulsa rack forward businesses.

Table of Content

Our Petro-Canada Lubricants business produces automotive, industrial and food grade lubricants and greases, base and process oils and specialty fluids and is the largest manufacturer of high margin Group III base oils in North America and is the world's largest producer of pharmaceutical white oils. Products are marketed in 80 countries worldwide to a diverse customer base through a global sales force and distributor network.

Our Tulsa Refinery produces high quality base oils, process oils, waxes, horticultural oils and asphalt performance products. Products are marketed worldwide through strategically located terminals in the United States and selected distributors internationally.

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2017.

	Years Ended December 31,
Lubricants and Specialty Products	2017	2016	2015
Throughput (BPD)	21,710	—	—
Sales of produced refined products (BPD)	31,480	12,030	11,140

Sales of produced refined products:
Finished products	45%	50%	52%
Base oils	31%	50%	48%
Other	24%	—%	—%
Total	100%	100%	100%

PCLI owns and operates a refinery located in Mississauga, Ontario having lubricant production capacity of 15,600 barrels per stream day and has the flexibility to match unique lubricant product formulations. The primary operating units include a hydrogen plant and hydrotreating, solvent dewaxing, hydrodentrification, catalytic dewaxing and hydrobon/platformer units. The Mississauga plant also includes packaging facilities and has extensive distribution capabilities with marine, truck and rail access.

HOLLY ENERGY PARTNERS, L.P.

HEP is a Delaware limited partnership that trades on the New York Stock Exchange under the trading symbol “HEP.” HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek's refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); and a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”).

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to Delek, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at its storage tanks, terminals and refinery processing units. HEP does not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

HEP's recent acquisitions (2015 through present) are summarized below:

SLC Pipeline and Frontier Aspen
On October 31, 2017, HEP acquired the remaining 75% interest in SLC Pipeline LLC, the owner of a pipeline that serves refineries in the Salt Lake City, Utah area (the “SLC Pipeline”), and the remaining 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), from subsidiaries of Plains All American Pipeline, L.P. (“Plains”) for total cash consideration of $250.0 million.

Table of Content

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

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Aspen LLC (previously known as Frontier Pipeline Company), owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah, has a 72,000 BPD capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline. As noted above, HEP acquired the remaining 50% interest on October 31, 2017.

Crude Tank Farm Asset Transaction
On March 6, 2015, HEP purchased an existing crude tank farm adjacent to our El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We are the main customer of this crude tank farm.

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2020 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of December 31, 2017, these agreements result in minimum annualized payments to HEP of $324.5 million.

Our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Table of Content

Agreement with Delek
HEP has a 15-year pipelines and terminals agreement with Delek expiring in 2020, under which Delek has agreed to transport on HEP's pipelines and throughput through its terminals, volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial tariff rate. Also, HEP has a capacity lease agreement with Delek under which Delek leases space on HEP's Orla to El Paso pipeline for the shipment of up to 15,000 barrels of refined product per day. The terms under this agreement expire in 2018 through 2022.

As of December 31, 2017, HEP's assets included:

Pipelines

•
approximately 810 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Delek's Big Spring refinery in Texas to its customers in Texas and Oklahoma;

•
two 65-mile pipelines that transport intermediate feedstocks and crude oil from our Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery facilities in Artesia, New Mexico;

•	one 65-mile intermediate pipeline that is used for the shipment of crude oil from the gathering systems in Barnsdall and Beeson, New Mexico to our Navajo Refinery;

•
the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via Plains Rocky Mountain Pipeline;

•	the Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline;

•	approximately 940 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that primarily deliver crude oil to our Navajo Refinery;

•	approximately 8 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines that support our Tulsa East facility;

•	five intermediate product and gas pipelines between our Tulsa East and Tulsa West facilities;

•	crude receiving assets located at our Cheyenne Refinery;

•	a 75% interest in the UNEV Pipeline, a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada;

•
a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas; and

•	a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming.

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

•
two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of approximately 500,000 barrels, that are integrated with HEP's refined product pipelines that serve Delek's Big Spring, Texas refinery;

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

•	on-site crude oil tankage at our Tulsa, El Dorado, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,350,000 barrels;

Table of Content

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,800,000 barrels;

•	eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,200,000 barrels that primarily serve our El Dorado Refinery;

•	Frontier Pipeline's tankage with an aggregate capacity of approximately 72,000 barrels; and

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels.

Refinery Processing Units

•	a naphtha fractionation tower at our El Dorado Refinery, with a capacity of 50,000 BPD of desulfurized naphtha;

•	a hydrogen generation unit at our El Dorado Refinery, with a capacity of 6.1 million standard cubic feet per day of natural gas.

•	a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchangers, at our Woods Cross Refinery, with a feedstock capacity of 15,000 BPD of crude oil;

•	a FCC unit at our Woods Cross Refinery, which converts crude oil to high-value refined products such as gasoline, diesel and liquefied petroleum gases, with a capacity of 8,000 BPD; and

•	a polymerization unit at our Woods Cross Refinery, that uses the output of the fluid cracking unit and converts them into gasoline blendstock, with a capacity of 2,500 BPD.

ADDITIONAL OPERATIONS AND OTHER INFORMATION

Corporate Offices
We lease approximately 92,000 square feet for our principal corporate offices in Dallas, Texas. The lease for our principal corporate offices expires in 2023. Functions performed in the Dallas office include overall corporate management, refinery and HEP management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Employees and Labor Relations
As of December 31, 2017, we had 3,522 employees, of which 1,139 are currently covered by collective bargaining agreements having various expiration dates between 2018 and 2020. We consider our employee relations to be good.

Environmental Regulation
We are subject to numerous federal, state, provincial and local laws regulating worker health and safety, the discharge of substances into the environment, or otherwise relating to the protection of the environment and natural resources. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related facilities, which can result in the imposition of costly reporting, installation of pollution control equipment and maintenance obligations. Moreover, these permits and authorizations are subject to revocation, modification and renewal, as well as challenges from third parties.

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting certain operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, the results of our operations and our capital expenditures.

Clean Air Act - Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our refineries require capital expenditures for the installation of certain air pollution control devices, operational procedures to minimize emissions, and monitoring and reporting of emissions. Additionally, the Environmental Protection Agency (“EPA”) has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. Also, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion, and state implementation of the revised NAAQS could result in stricter permitting requirements, delay or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Moreover, in February 2016, a new EPA rule became effective that requires, among other things, benzene monitoring at the refinery fence line beginning in January 2018 and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance

Table of Content

events. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

Fuel Quality Regulation - Also, we are subject to the EPA’s Control of Hazardous Air Pollutants from Mobile Sources (“MSAT2”) regulations that impose reductions in the benzene content of our produced gasoline. Our refineries currently purchase benzene credits to meet these requirements. If economically justified or otherwise determined to be beneficial, we could implement additional benzene reduction projects to eliminate the need to purchase benzene credits.

Pursuant to the Energy Independence and Security Act of 2007 (“EISA”), and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products through 2022 or purchase Renewable Identification Numbers (“RINs”) in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In November 2017, the EPA finalized the RFS targets for 2018, which maintained the volume required for conventional (i.e., corn ethanol) renewable fuel, increased the volume required for advanced biofuels, and reduced the volume required for cellulosic biofuel compared to the 2017 RFS requirements. The EPA also maintained the biomass-based diesel volume for 2019 compared to 2018. Because the EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required.

The EPA has historically used its waiver authority to establish volumes lower than the statutory volumes required by EISA, but the EPA’s interpretation of its waiver authority, as well as its implementation of the RFS, has been subject to numerous court challenges. Additional lawsuits have been filed by refiners attempting to move the point of compliance for the RFS from refiners to importers and blenders of fuels. We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if any of the RINs purchased by us on the open market are subsequently found by the EPA to be invalid, we could secure significant costs, penalties, or other liabilities in connection with replacing any invalid RINs and resolving any enforcement action brought by the EPA.

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm. These new requirements, other CAA requirements, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures and purchase sulfur credits at significant cost to enable our refineries to produce products that meet applicable requirements.

Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Measures to date have included cap and trade programs, carbon taxes, vehicle efficiency standards and low carbon fuel standards. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants that will likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. However, the Clean Power Plan is currently being litigated in various courts, and the U.S. Supreme Court has stayed implementation of the rule pending the outcome of those judicial challenges. In October 2017, the EPA proposed to repeal the Clean Power Plan, and on December 18, 2017, the EPA issued a notice seeking comments on whether to promulgate a replacement rule. If upheld, this rule would not directly affect our operations, but, to the extent it or a similar rule is fully implemented, it could result in increased power costs for our refineries in future years.

Table of Content

EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit programs and may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this does not impose any limits or controls on GHG emissions from current operations, future projects or operational changes that increase GHG emissions, such as capacity increases, may be subject to emission limits or technological requirements pertaining to GHG emissions, such as BACT.

Severe limitations on GHG emissions could also adversely affect demand for the gasoline that we produce. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities and result in decreased production of oil, which indirectly could have an adverse impact on our operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other extreme weather events; if any such effects were to occur, they could have an adverse effect on our operations.

Water Discharges - Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in conformance with legal authorization, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The EPA commenced a study from 2015-2017 related to the discharges of metals and dioxin from petroleum refining operations and wastewater discharges from refineries in connection with the consideration of new effluent limitation guidelines that would be incorporated into refinery sector NPDES permits. To date, the EPA has not proposed any new effluent limitation guidelines applicable to our operations, but future rulemakings related to this issue could require us to incur increased costs related to the treatment of wastewater resulting from our operations.

The CWA also regulates filling or discharges to wetlands and other “Waters of the U.S.” In 2015, the EPA, in conjunction with the U.S. Army Corps of Engineers (the “Corps”), issued a final rule regarding the definition of “Waters of the U.S.,” which expanded the regulatory reach of the existing CWA regulations. The final rule is currently stayed pending litigation in various courts, and the EPA has expressed its intent to repeal and potentially replace the rule. If the rule or any replacement rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for discharges resulting from our operations.

Hazardous Substances and Wastes - We generate wastes that may be subject to the Resource Conservation and Recovery Act and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Although the EPA is currently working on several rulemakings that could impact how our refineries manage various waste streams, it does not appear that these rules will significantly impact our refineries.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes strict, and under certain circumstances, joint and several liability on certain classes of persons who are considered to be responsible for the cost of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. These persons include current and former owners or operators of property where a release has occurred, and any persons who disposed of, or arranged for the transport or disposal of, hazardous substances at the property. In the course of our historical operations, as well as in our current operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may be subject to cleanup and cost recovery actions under CERCLA in the future. Similarly, locations now owned or operated by us, where third parties have disposed such hazardous substances in the past, may also be subject to cleanup and cost recovery actions under CERCLA. Some states have enacted laws similar to CERCLA which impose similar responsibilities and liabilities on responsible parties. It is also not uncommon for neighboring landowners and other third parties to file claims under state law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

Table of Content

Oil Pollution Act - The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder generally subject owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the U.S. The OPA also imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

Our Canadian assets and operations are also required to comply with various Canadian federal, provincial and municipal regulations. The regulations are in many cases conceptually similar to those described above for our U.S. operations. The principal legislation affecting our Canadian operations is the Canadian Environmental Protection Act and its regulations at a federal level and various provincial statutes and regulations such as the Ontario Environmental Protection Act, the Ontario Occupational Health and Safety Act and the Ontario Water Resources Act. All these laws contain broad prohibitions against causing harm to air, land, water, people or any other living organism and in many cases contain detailed prescriptive rules governing many aspects of our operations.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, GHG emissions, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2017, we had an accrual of $103.7 million related to such environmental liabilities.

We are and have been the subject of various local, state, provincial, federal and private proceedings and inquiries relating to compliance with environmental regulations and conditions, including those discussed above. Compliance with current and future environmental regulations is expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our refineries and at pipeline transportation facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued, if applicable.

Occupational Health and Safety - Our operations are subject to various laws and regulations relating to occupational health and safety, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to ensure compliance with all applicable laws and regulations to protect the safety of our workers and the public. Our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and EPA Risk Management Plan (“RMP”) regulations, both of which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance process hazard analyses and third party compliance audits. In June 2017, the EPA issued a stay of the revised RMP requirements until 2019, which was immediately challenged by environmental groups, and a final decision remains pending. However, many of the revised requirements do not become effective until 2021. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS regulations. Recently, due in part to the nation's fuel supply approaching the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile with the price dramatically increasing in recognition of the decrease in RINs availability. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our financial condition and results of operations could be adversely affected.

In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RIN market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

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

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover. For example, we recorded a non-cash decrease to cost of products sold in the amount of $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016, respectively.

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

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the expansion of existing ones. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements, or maintain the operations of our existing assets. Additionally, our growth strategy includes projects that permit access to new and/or more profitable markets. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:

•	third party challenges to, denials, or delays with respect to the issuance of requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;

•	societal and political pressures and other forms of opposition;

•	compliance with or liability under environmental regulations;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

Table of Content

Currency fluctuations or devaluations may impact our operating results.

Fluctuations or devaluations in foreign currencies relative to the U.S. dollar can impact our revenue and our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. dollars; however, some of our revenue, local expenses and manufacturing costs are incurred in local currencies and, therefore, changes in the exchange rates between the U.S. dollar and foreign currencies can increase or decrease our revenue and expenses reported in U.S. dollars and may impact our results of operations. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our competitiveness and control of our cost structure, which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Canadian dollar, the euro and the Chinese renminbi. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which could be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates

Our business is subject to the risks of international operations.

We derive a portion of our revenue and earnings from international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by any of our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our company's brand, international growth efforts and business.

We may incur significant costs to comply with new or changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Our refinery and pipeline operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. In addition, as a result of our recent acquisition of PCLI, we have manufacturing and distribution operations in Canada that are subject to Canadian national and provincial environmental laws and regulations and similar laws in other foreign countries. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable.” In December 2017, the EPA responded to states' preliminary non-attainment designations, and expects to issue final non-attainment designations during the first half of 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, such as the performance requirements for flares, while other aspects of the rule require compliance to be achieved at a sooner date. For example, the rule's fence line monitoring requirements became effective January 31, 2018. In July 2016, the EPA issued a finale rule providing refiners an additional 18 months to comply with a small subset of the rules related to air emissions resulting from startup, shutdown and maintenance events. In December 2016, the EPA granted petitions for reconsideration from industry and environmental organizations on aspects of the rule related to work practice standards

Table of Content

for certain process units and equipment, as well as fence line monitoring requirements. To date, EPA has not published revised rules. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

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

Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, stakeholders, reputation and results of operations.

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

From time to time, new federal energy policy legislation is enacted by the U.S. Congress or the Federal or Provincial Governments of Canada. For example, in December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other provisions, mandates annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. In Canada, fuel content legislation also exists at the federal and provincial level. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. In the near term, the new renewable fuel standard presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

Table of Content

Although the U.S. Congress has previously considered legislation to reduce GHG emissions, federal legislative action appears unlikely at this time. Meanwhile, many states have pursued or are considering their own initiatives designed to reduce GHG emissions, such as cap and trade programs, carbon taxes, low carbon fuel standards, and vehicle efficiency standards. Similar measures are being pursued in Canada at the federal and provincial level, and the provinces of Quebec, Ontario, and Alberta have all implemented either cap and trade programs or levied carbon taxes.

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

Table of Content

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

The domestic and global financial markets and economic conditions are disrupted and volatile from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which negatively impacted market liquidity conditions. Recently, the equity and debt markets for many energy industry companies have been adversely affected by low oil prices. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers. In addition, lending counterparties under any existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations, or we may experience a decrease in our capacity to issue debt or obtain commercial credit or a deterioration in our credit profile, including a rating agency lowering or withdrawing of our credit ratings if, in its judgment, the circumstances warrant. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to sell assets. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or construction projects, take advantage of other business opportunities or respond to competitive pressures, comply with regulatory requirements, or meet our short-term or long-term working capital requirements, any of which could have a material adverse effect on our revenues and results of operations. Failure to comply with regulatory requirements in a timely manner or meet our short-term or long-term working capital requirements could subject us to regulatory action.

We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries, and we own a significant equity interest in HEP.

At December 31, 2017, we owned a 59% limited partner interest and a non-economic general partner interest in HEP. HEP operates a system of crude oil and petroleum product pipelines; distribution terminals and refinery tankage in Arizona, Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to Delek, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2020 through 2036, serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The long-term impacts of terrorist attacks and the threat of future terrorist attacks (including cyber-attacks) on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism have resulted in increased costs to our business. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

In 2010, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized new standards, raising the required Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet by 40% to approximately 35 miles per gallon (“m.p.g.”) by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA adopted standards through model year 2025 in two phases. The first phase establishes final standards for 2017-2021 model year vehicles that are projected to require 40.3 - 41.0 m.p.g. in model year 2021 on an average industry fleet-wide basis. The second phase of the CAFE program represents non-final “augural” standards for 2022-2025 model year vehicles that are projected to require 48.7 - 49.7 m.p.g. in model year 2025, on an average industry fleet-wide basis. In 2017, the EPA and NHTSA announced that the agencies were reconsidering the second phase CAFE standards, which could result in maintaining the first phase standards for the 2022-2025 model years. A final decision is expected during the first half of 2018. Any increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material effect on our financial condition and results of operation.

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

As of December 31, 2017, approximately 33% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state, provincial or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material effect on our financial condition, results of operations or cash flows.

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

El Dorado
The El Dorado Refinery is engaged in discussions with, and has responded to document requests from, the EPA and the U.S. Department of Justice (“DOJ”) regarding potential Clean Air Act violations relating to flaring devices and other equipment at the refinery. Topics of the discussions include (a) three information requests for activities occurring January 1, 2009 through May 31, 2014 and a September 2017 incident, (b) Risk Management Program compliance issues relating to a November 2014 inspection and (c) a Notice of Violation issued by the EPA in August 2017. We will continue to work with the EPA and DOJ to resolve these matters.

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

HFTR operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”). On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations relate to Clean Air Act regulated fuel gas and flare operations. HFTR is currently negotiating with the ODEQ and the EPA.

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

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.” The following table sets forth the range of the daily high and low sales prices per share of common stock, dividends declared per share and the trading volume of common stock for the periods indicated:

Years Ended December 31,	High	Low	Dividends	Trading Volume
2017
Fourth quarter	$52.00	$34.47	$0.33	152,263,000
Third quarter	$36.46	$25.97	$0.33	180,192,400
Second quarter	$29.14	$23.46	$0.33	171,701,200
First quarter	$34.78	$26.23	$0.33	188,138,300

2016
Fourth quarter	$34.13	$22.63	$0.33	227,228,500
Third quarter	$27.98	$22.07	$0.33	263,014,600
Second quarter	$37.98	$22.53	$0.33	201,750,800
First quarter	$41.29	$29.00	$0.33	197,404,600

In May 2015, our Board of Directors approved a $1 billion share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions based on market conditions, securities law limitations and other relevant considerations. The following table includes repurchases made under this program during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2017	—	$—	—	$178,811,213
November 2017	—	$—	—	$178,811,213
December 2017	—	$—	—	$178,811,213
Total for October to December 2017	—		—

As of February 13, 2018, we had approximately 91,488 stockholders, including beneficial owners holding shares in street name.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$14,251,299	$10,535,700	$13,237,920	$19,764,327	$20,160,560
Income (loss) before income taxes (1,2)	868,863	(171,534)	1,208,568	467,500	1,159,399
Income tax expense (benefit)	(12,379)	19,411	406,060	141,172	391,576
Net income (loss)	881,242	(190,945)	802,508	326,328	767,823
Less net income attributable to noncontrolling interest	75,847	69,508	62,407	45,036	31,981
Net income (loss) attributable to HollyFrontier stockholders	$805,395	$(260,453)	$740,101	$281,292	$735,842
Earnings (loss) per share attributable to HollyFrontier stockholders - basic	$4.54	$(1.48)	$3.91	$1.42	$3.66
Earnings (loss) per share attributable to HollyFrontier stockholders - diluted	$4.52	$(1.48)	$3.90	$1.42	$3.64
Cash dividends declared per common share	$1.32	$1.32	$1.31	$3.26	$3.20
Average number of common shares outstanding:
Basic	176,174	176,101	188,731	197,243	200,419
Diluted	177,196	176,101	188,940	197,428	201,234

Net cash provided by operating activities	$951,390	$606,948	$985,868	$758,596	$869,174
Net cash used for investing activities	$(959,670)	$(801,597)	$(381,748)	$(292,322)	$(526,735)
Net cash provided by (used for) financing activities	$(72,630)	$838,695	$(1,105,572)	$(838,392)	$(1,160,035)

At end of period
Cash, cash equivalents and investments in marketable securities	$630,757	$1,134,727	$210,552	$1,042,095	$1,665,263
Working capital	$1,640,118	$1,767,780	$587,450	$1,549,004	$2,445,953
Total assets	$10,692,154	$9,435,661	$8,388,299	$9,230,047	$10,055,763
Total debt	$2,498,993	$2,235,137	$1,040,040	$1,054,297	$996,543
Total equity	$5,896,940	$5,301,985	$5,809,773	$6,100,719	$6,609,398

(1)
Reflects non-cash lower of cost or market inventory valuation adjustments that increased pre-tax earnings by $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016 and decreased pre-tax earnings by $227.0 million and $397.5 million for the years ended December 31, 2015 and 2014, respectively.

(2)
Includes a long-lived asset impairment charge of $19.2 million that relate to our Woods Cross Refinery for the year ended December 31, 2017 and goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, that relate to our Cheyenne Refinery, for the year ended December 31, 2016.

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

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

PCLI is a Canadian-based producer of base oils with a plant having 15,600 BPD of lubricant production capacity that is located in Mississauga, Ontario. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide through a global sales network with locations in Canada, the United States, Europe and China.

For the year ended December 31, 2017, net income attributable to HollyFrontier stockholders was $805.4 million compared to a net loss of $260.5 million and net income $740.1 million for the years ended December 31, 2016, and 2015, respectively. Overall gross refining margins per barrel sold for 2017 increased 42% over the year ended December 31, 2016, which was due principally to higher crack spreads throughout 2017. Included in our financial results for the current year was a long-lived asset impairment charge, offset by an inventory reserve adjustment.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $288.4 million for the year ended December 31, 2017, which is net of the $57.7 million cost reduction resulting from reinstatement of 2016 RINs as described in Note 8 “Inventories” in the Notes to Consolidated Financial Statements.

OUTLOOK

The profitability of our refining business is largely driven by our operational reliability and crack spreads (the price difference between refined products and inputs such as crude oil), which are driven by the supply and demand of refined product markets. In 2017, crack spreads showed material improvement over 2016 as global and North American refined product market supply and demand tightened. Going into 2018, we are anticipating continued demand growth for refined products and are optimistic about margins. Additionally, we expect to benefit from widening crude differentials on some of our key inputs in the Refining segment: Cushing-based crude oils and Canadian heavy crude oils.

Our lubricants business is driven by secular demand for higher quality lubricants and greases, cyclical macroeconomic factors and our own operational reliability. In 2017, we acquired and integrated the Petro-Canada Lubricants business into our business and going into 2018, we anticipate strong earnings growth based on continued economic growth as well as the execution of our organic growth strategy.

Table of Content

HEP’s business is largely driven by the operational reliability of our refineries and contractual tariff increases. Based on our volume forecasts, we expect HEP to be able to grow its limited partner distribution approximately 4% with a distribution coverage ratio of roughly 1.0x.

A more detailed discussion of our financial and operating results for the years ended December 31, 2017, 2016 and 2015 is presented in the following sections.

Results Of Operations

Financial Data

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Sales and other revenues	$14,251,299	$10,535,700	$13,237,920
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	11,467,799	8,765,927	10,239,218
Lower of cost or market inventory valuation adjustment	(108,685)	(291,938)	226,979
	11,359,114	8,473,989	10,466,197
Operating expenses (exclusive of depreciation and amortization)	1,294,234	1,018,839	1,060,373
Selling, general and administrative expenses (exclusive of depreciation and amortization)	264,874	125,648	120,846
Depreciation and amortization	409,937	363,027	346,151
Goodwill and asset impairment	19,247	654,084	—
Total operating costs and expenses	13,347,406	10,635,587	11,993,567
Income (loss) from operations	903,893	(99,887)	1,244,353
Other income (expense):
Earnings (loss) of equity method investments	12,510	14,213	(3,738)
Interest income	3,736	2,491	3,391
Interest expense	(117,597)	(72,192)	(43,470)
Loss on early extinguishment of debt	(12,225)	(8,718)	(1,370)
Gain (loss) on foreign currency swap	24,545	(6,520)	—
Gain on foreign currency transactions	16,921	—	—
Remeasurement gain on HEP pipeline interest acquisitions	36,254	—	—
Other, net	826	(921)	9,402
	(35,030)	(71,647)	(35,785)
Income (loss) before income taxes	868,863	(171,534)	1,208,568
Income tax expense (benefit)	(12,379)	19,411	406,060
Net income (loss)	881,242	(190,945)	802,508
Less net income attributable to noncontrolling interest	75,847	69,508	62,407
Net income (loss) attributable to HollyFrontier stockholders	$805,395	$(260,453)	$740,101
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$4.54	$(1.48)	$3.91
Diluted	$4.52	$(1.48)	$3.90
Cash dividends declared per common share	$1.32	$1.32	$1.31
Average number of common shares outstanding:
Basic	176,174	176,101	188,731
Diluted	177,196	176,101	188,940

Table of Content

Other Financial Data

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$951,390	$606,948	$985,868
Net cash used for investing activities	$(959,670)	$(801,597)	$(381,748)
Net cash provided by (used for) financing activities	$(72,630)	$838,695	$(1,105,572)
Capital expenditures	$272,259	$479,790	$676,155
EBITDA (1)	$1,329,039	$200,404	$1,533,761

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

Supplemental Segment Operating Data
Effective in the fourth quarter of 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, our Tulsa Refineries lubricants operations, previously reported in the Refining segment, are now combined with the operations of our Petro-Canada Lubricants business and reported in the Lubricants and Specialty Products segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

Our operations are organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

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

During the fourth quarter of 2017, we revised the following refining segment operating data computations: refinery gross margin; net operating margin; and operating expenses to better align with similar measurements provided by other companies in our industry and to facilitate comparison of our refining performance relative to our peers. Effective with this change, these measurements are now inclusive of all refining segment activities including HFC asphalt operations and revenues and costs related to products purchased for resale and excess crude oil sales. All prior period data has been retrospectively adjusted to reflect our current presentation.

Table of Content

	Years Ended December 31,
	2017	2016	2015
Consolidated
Crude charge (BPD) (1)	438,800	423,910	432,560
Refinery throughput (BPD) (2)	472,010	457,480	463,580
Sales of produced refined products (BPD) (3)	452,270	440,640	442,650
Refinery utilization (4)	96.0%	92.8%	97.6%

Average per produced barrel sold (5)
Refinery gross margin (6)	$11.56	$8.16	$15.88
Refinery operating expenses (7)	6.10	5.64	5.82
Net operating margin	$5.46	$2.52	$10.06

Refinery operating expenses per throughput barrel (8)	$5.84	$5.43	$5.56

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)
Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)
Represents crude charge divided by total crude capacity (BPSD). Effective July 1, 2016, our consolidated crude capacity increased from 443,000 BPSD to 457,000 BPSD upon completion of our Woods Cross Refinery expansion project.

(5)
Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

(6)
Excludes lower of cost or market inventory valuation adjustments that increased refinery gross margin by $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016, respectively, and decreased refinery gross margin by $227.0 million for the year ended December 31, 2015.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(8)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2017.

	Years Ended December 31,
Lubricants and Specialty Products	2017	2016	2015
Throughput (BPD)	21,710	—	—
Barrels sold (BPD)	31,480	12,030	11,140

Our Lubricants and Specialty Products segment includes base oil production activities, by-product sales to third parties and intra-segment base oil sales to rack forward referred to as “rack back.” “Rack forward” includes the purchase of base oils and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties. Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below:

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Year Ended December 31, 2017
Sales and other revenues	$621,153	$1,415,842	$(442,959)	$1,594,036
Cost of products sold	504,782	1,032,161	(442,959)	1,093,984
Operating expenses	95,303	127,158	—	222,461
Selling, general and administrative expenses	27,618	77,494	—	105,112
Depreciation and amortization	23,471	8,423	—	31,894
Income (loss) from operations	$(30,021)	$171,812	$—	$141,791

Year Ended December 31, 2016
Sales and other revenues	$—	$464,359	$—	$464,359
Cost of products sold	—	377,136	—	377,136
Operating expenses	—	13,867	—	13,867
Selling, general and administrative expenses	—	2,899	—	2,899
Depreciation and amortization	—	620	—	620
Income from operations	$—	$73,927	$—	$73,927

Year Ended December 31, 2015
Sales and other revenues	$—	$493,282	$—	$493,282
Cost of products sold	—	415,796	—	415,796
Operating expenses	—	14,042	—	14,042
Selling, general and administrative expenses	—	2,615	—	2,615
Depreciation and amortization	—	254	—	254
Income from operations	$—	$60,575	$—	$60,575

(1)	Rack back consists of our PCLI base oil production activities, by-product sales to third parties and intra-segment base oil sales to rack forward.

(2)
Rack forward activities include the purchase of base oils from rack back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.

(3)	Intra-segment sales of rack back produced base oils to rack forward are eliminated under the “Eliminations” column.

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2017 was $805.4 million ($4.54 per basic and $4.52 per diluted share), a $1,065.8 million increase compared to a net loss attributable to HollyFrontier stockholders of $260.5 million ($1.48 per basic and diluted share) for the year ended December 31, 2016. Net income increased due principally to an increase in refining segment sales volumes and gross refining margins and the inclusion of earnings attributable to the operations of our recently acquired Petro-Canada Lubricants business. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the year ended December 31, 2017 compared to goodwill and long-lived asset impairment charges totaling $654.1 million for the year ended December 31, 2016. For the year ended December 31, 2017, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $108.7 million compared to $291.9 million for the year ended December 31, 2016. Refinery gross margins for the year ended December 31, 2017 increased to $11.56 per barrel sold from $8.16 for the year ended December 31, 2016. During 2017, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million and $27.3 million, respectively, decrease to our cost of products sold, reflecting the reinstatement of RINs previously expensed in 2016. The Tax Cut and Jobs Act was enacted on December 22, 2017, resulting in a tax benefit of $307.1 million for the year ended December 31, 2017.

Table of Content

Sales and Other Revenues
Sales and other revenues increased 35% from $10,535.7 million for the year ended December 31, 2016 to $14,251.3 million for the year ended December 31, 2017 due to a year-over-year increase in sales prices and higher product sales volumes. Sales and other revenues for the years ended December 31, 2017 and 2016 include $77.2 million and $68.9 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, the operations of our Petro-Canada Lubricants business contributed $1,125.3 million in sales and other revenues to our Lubricants and Specialty Products segment for the year ended December 31, 2017.

Cost of Products Sold
Total cost of products sold increased 34% from $8,474.0 million for the year ended December 31, 2016 to $11,359.1 million for the year ended December 31, 2017, due principally to higher crude oil costs and higher sales volumes of products. Additionally, cost of products sold reflects a $108.7 million benefit that is attributable to a decrease in the lower of cost or market reserve for the year ended December 31, 2017, a $183.3 million decrease compared to $291.9 million for the same period of last year. The reserve at December 31, 2017 is based on market conditions and prices at that time. Additionally, we recorded a $30.5 million and $27.3 million RINs cost reduction during 2017 as a result of the reinstatement of previously utilized RINs following our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions, respectively.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 42% from $8.16 for the year ended December 31, 2016 to $11.56 for the year ended December 31, 2017. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 27% from $1,018.8 million for the year ended December 31, 2016 to $1,294.2 million for the year ended December 31, 2017 due principally to $208.7 million in costs attributable to the operations of our Petro-Canada Lubricants business and higher purchased fuel costs compared to 2016. For the years ended December 31, 2017 and 2016, operating expenses include $137.6 million and $90.4 million, respectively, in costs attributable to HEP operations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 111% from $125.6 million for the year ended December 31, 2016 to $264.9 million for the year ended December 31, 2017, due principally to $127.7 million in costs attributable to the operations of our Petro-Canada Lubricants business and related acquisition and integration costs. Incremental direct acquisition and integration costs of our Petro-Canada Lubricants business totaled $27.9 million and $13.4 million for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, selling, general and administrative expenses include $11.9 million and $10.1 million, respectively, in costs attributable to HEP operations.

Depreciation and Amortization Expenses
Depreciation and amortization increased 13% from $363.0 million for the year ended December 31, 2016 to $409.9 million for the year ended December 31, 2017. This increase was due principally to $30.9 million in depreciation and amortization expenses attributable to the operations of our Petro-Canada Lubricants business and capitalized improvement projects and capitalized refinery turnaround costs. For the years ended December 31, 2017 and 2016, depreciation and amortization expenses include $77.7 million and $68.8 million, respectively, in costs attributable to HEP operations.

Goodwill and Asset Impairment
During the year ended December 31, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management's plan to cease further expansion of our Woods Cross Refinery to add lubricants production compared to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, for the year ended December 31, 2016 that related to our Cheyenne Refinery. See Note 10 “Goodwill” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Income
Interest income for the year ended December 31, 2017 was $3.7 million compared to $2.5 million for the year ended December 31, 2016. This increase was due to higher interest rates received on cash balances during 2017.

Table of Content

Interest Expense
Interest expense was $117.6 million for the year ended December 31, 2017 compared to $72.2 million for the year ended December 31, 2016. This increase was due to interest attributable to higher debt levels during the current year relative to 2016. For the years ended December 31, 2017 and 2016, interest expense included $58.4 million and $52.6 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
For the year ended December 31, 2017, a $12.2 million loss was recorded upon HEP's redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

For the year ended December 31, 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains. See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

Gain (Loss) on Foreign Currency Swap
During the years ended December 31, 2017 and 2016, we recorded a $24.5 million gain and a $6.5 million loss, respectively, on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $16.9 million gain for the year ended December 31, 2017.

Income Taxes
For the year ended December 31, 2017, we recorded a net income tax benefit of $12.4 million compared to an income tax expense of $19.4 million for the year ended December 31, 2016. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were (1.4)% and (11.3)% for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, we recorded a tax benefit of $307.1 million as a result of the Tax Cut and Jobs Act which was enacted on December 22, 2017. During the year ended December 31, 2016, we recorded a $309.3 million goodwill impairment charge, a significant driver of our $171.5 million loss before income taxes for the year ended December 31, 2016, that is not deductible for income tax purposes.

Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Summary
Net loss attributable to HollyFrontier stockholders for the year ended December 31, 2016 was $260.5 million ($1.48 per basic and diluted share), a $1,000.6 million decrease compared to net income attributable to HollyFrontier stockholders of $740.1 million ($3.91 per basic and $3.90 per diluted share) for the year ended December 31, 2015. Net income decreased due principally to non-cash goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, and a year-over-year decrease in refining margins and sales volumes, net of the effects of a year-over-year change in lower of cost or market inventory reserve adjustments. For the year ended December 31, 2016, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $291.9 million compared to a pre-tax earnings decrease of $227.0 million for the year ended December 31, 2015. Collectively, the impairment charges, net of the lower of cost or market valuation benefit, reduced 2016 pre-tax income by $362.1 million. Refinery gross margins for the year ended December 31, 2016 decreased to $8.16 per barrel sold from $15.88 for the year ended December 31, 2015.

Sales and Other Revenues
Sales and other revenues decreased 20% from $13,237.9 million for the year ended December 31, 2015 to $10,535.7 million for the year ended December 31, 2016 due to a year-over-year decrease in sales prices and lower product sales volumes. Sales and other revenues for the years ended December 31, 2016 and 2015 include $68.9 million and $66.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties.

Cost of Products Sold
Total cost of products sold decreased 19% from $10,466.2 million for the year ended December 31, 2015 to $8,474.0 million for the year ended December 31, 2016, due principally to lower crude oil costs and lower sales volumes of products. Additionally, this decrease reflects a $291.9 million benefit that is attributable to a reduction in the lower of cost or market reserve for the year ended December 31, 2016, a $518.9 million increase compared to a charge of $227.0 million for the year ended December 31, 2015. The reserve at December 31, 2016 is based on market conditions and prices at that time.

Table of Content

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 49% from $15.88 for the year ended December 31, 2015 to $8.16 for the year ended December 31, 2016. This was due to the effects of a decrease in the average per barrel sold sales price, partially offset by decreased crude oil and feedstock prices during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of prices of refined products sold and cost of products purchased.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4% from $120.8 million for the year ended December 31, 2015 to $125.6 million for the year ended December 31, 2016, due principally to pre-acquisition costs of PCLI. For the years ended December 31, 2016 and 2015, general and administrative expenses include $10.1 million and $10.2 million, respectively, in costs attributable to HEP operations.

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

Interest Income
Interest income for the year ended December 31, 2016 was $2.5 million compared to $3.4 million for the year ended December 31, 2015. This decrease was due to higher investment levels in marketable debt securities during 2015.

Interest Expense
Interest expense was $72.2 million for the year ended December 31, 2016 compared to $43.5 million for the year ended December 31, 2015. This increase was due to interest attributable to higher debt levels during 2016 relative to 2015. For the years ended December 31, 2016 and 2015, interest expense included $52.6 million and $36.9 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
In March 2016, we recognized an $8.7 million loss on the early retirement of a financing obligation, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains. See Note 12 “Debt” in the Notes to Consolidated Financial Statements for additional information on this financing obligation.

In June 2015, we recognized a $1.4 million early extinguishment loss on the redemption of our $150.0 million aggregate principal amount of 6.875% senior notes maturing November 2018.

Income Taxes
For the year ended December 31, 2016, we recorded income tax expense of $19.4 million compared to $406.1 million for the year ended December 31, 2015. This decrease was due principally to a pre-tax loss during the year ended December 31, 2016 compared to pre-tax earnings during the year ended 2015. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were (11.3)% and 33.6% for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016. the effective tax rate reflects the effects of the $309.3 million goodwill impairment charge, a significant driver of our $171.5 million loss before income taxes for the year ended December 31, 2016, that is not deductible for income tax purposes.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the year ended December 31, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At December 31, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.8 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2017, HEP received advances totaling $969.0 million and repaid $510.0 million under the HEP Credit Agreement. At December 31, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $1,012.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes
In September 2017, HEP issued an additional $100 million in aggregate principal amount of 6.0% HEP senior notes maturing in August 2024 in a private placement. HEP used the net proceeds of $101.8 million to repay indebtedness under the HEP Credit Agreement.

In January 2017, HEP redeemed its $300 million aggregate principal amount of 6.50% senior notes maturing March 2020 at a redemption cost of $309.8 million, at which time HEP recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. HEP funded the redemption with borrowings under the HEP Credit Agreement.

See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2017, HEP issued 1,538,452 common units under this program, providing $52.1 million in net proceeds. In connection with this program and to maintain our then economic 2% general partner interest in HEP, we made capital contributions totaling $1.1 million during the year ended December 31, 2017. As of December 31, 2017, HEP has issued 2,241,907 common units with an aggregate gross sales amount of $77.1 million.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

HEP Private Placement Agreement
On January 25, 2018, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 HEP common units, representing limited partner interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, at which time HEP received proceeds of approximately $110.0 million, which were used to repay indebtedness under the HEP Credit Agreement. After this common unit issuance, our limited partner interest in HEP is 57%.

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

Table of Content

As of December 31, 2017, our cash and cash equivalents totaled $630.8 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $79.8 million for the year ended December 31, 2017. Net cash used for investing and financing activities of $959.7 million and $72.6 million, respectively, exceeded net cash provided by operating activities of $951.4 million. Working capital decreased by $127.7 million during the year ended December 31, 2017.

Cash Flows – Operating Activities

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows provided by operating activities were $951.4 million for the year ended December 31, 2017 compared to $606.9 million for the year ended December 31, 2016, an increase of $344.4 million. Net income for the year ended December 31, 2017 was $881.2 million, an increase of $1,072.2 million compared to net loss of $190.9 million for the year ended December 31, 2016. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain on equity company acquisition, gain or loss on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $225.5 million for the year ended December 31, 2017 compared to $842.6 million for the same period in 2016. Changes in working capital items decreased cash flows by $6.1 million for the year ended December 31, 2017, and increased cash flows by $74.7 million for the year ended December 31, 2016. For the year ended December 31, 2017, turnaround expenditures increased to $135.1 million from $125.3 million for the same period of 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows provided by operating activities were $606.9 million for the year ended December 31, 2016 compared to $985.9 million for the year ended December 31, 2015, a decrease of $378.9 million. Net loss for the year ended December 31, 2016 was $190.9 million, a decrease of $993.5 million compared to net income of $802.5 million for the year ended December 31, 2015. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and asset impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain on sale of assets, gain or loss on extinguishment of debt, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $842.6 million for the year ended December 31, 2016 compared to $492.0 million for the same period in 2015. Changes in working capital items increased cash flows by $74.7 million for the year ended December 31, 2016 compared to a decrease of $195.1 million for the year ended December 31, 2015. For the year ended December 31, 2016, turnaround expenditures increased to $125.3 million from $89.4 million for the same period of 2015.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows used for investing activities were $959.7 million for the year ended December 31, 2017 compared to $801.6 million for the year ended December 31, 2016, an increase of $158.1 million. Current year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for 2017 decreased to $272.3 million from $479.8 million for the same period in 2016. These include HEP capital expenditures of $44.8 million and $107.6 million for the years ended December 31, 2017 and 2016, respectively. In addition, in 2017, HEP purchased the remaining interests in SLC Pipeline and Frontier Pipeline for $245.4 million. In 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million. We received proceeds of $1.4 million and $0.8 million from the sale of assets during the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, we invested $41.6 million and $546.6 million, respectively, in marketable securities and received proceeds of $465.7 million and $266.6 million, respectively, from the sale or maturity of marketable securities.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows used for investing activities were $801.6 million for the year ended December 31, 2016 compared to $381.7 million for the year ended December 31, 2015, an increase of $419.8 million. Cash expenditures for properties, plants and equipment for 2016 decreased to $479.8 million from $676.2 million for the same period in 2015. These include HEP capital expenditures of $107.6 million and $193.1 million for the years ended December 31, 2016 and 2015, respectively. In addition, in 2016, :HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million, and in 2015, a 50% interest in Frontier Pipeline for $55.0 million. We received proceeds of $0.8 million and $19.3 million from the sale of assets during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, we invested $546.6 million and $509.3 million, respectively, in marketable securities and received proceeds of $266.6 million and $839.5 million, respectively, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2018, we expect to spend approximately $425.0 million to $500.0 million in cash for capital projects and refinery turnarounds appropriated in 2018 and prior years. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2018 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Capital	$225.0	$280.0
Turnarounds	200.0	220.0
Total	$425.0	$500.0

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

Table of Content

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2018 HEP capital budget is comprised of $8.0 million for maintenance capital expenditures and $40.0 million for expansion capital expenditures. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks.

Cash Flows – Financing Activities

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows used for financing activities were $72.6 million for the year ended December 31, 2017 compared to cash flows provided by financing activities of $838.7 million for the year ended December 31, 2016, an increase of $911.3 million. During the year ended December 31, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement and paid $235.5 million in dividends. Also during this period, HEP received $969.0 million and repaid $510.0 million under the HEP Credit Agreement, received $101.8 million in net proceeds from issuance of HEP 6.0% senior notes, paid $309.8 million upon the redemption of HEP's 6.5% senior notes, received $52.1 million in net proceeds from the issuance of its common units and paid distributions of $110.4 million to noncontrolling interests. In addition, for the years ended December 31, 2017 and 2016, $15.9 million and $4.7 million, respectively, of vested shares under our stock compensation plans were withheld for tax withholding obligations. During the year ended December 31, 2016, we received $992.6 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million and repaid $350.0 million under a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $234.0 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. Also during this period, HEP received $554.0 million and repaid $713.0 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP 6.0% senior notes, received $125.9 million in net proceeds from the issuance of its common units and paid distributions of $92.6 million to noncontrolling interests.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash flows provided by financing activities were $838.7 million for the year ended December 31, 2016 compared to cash flows used for financing activities of $1,105.6 million for the year ended December 31, 2015, an increase of $1,944.3 million. During the year ended December 31, 2016, we received $992.6 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million and repaid $350.0 million under a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $133.4 million in common stock and paid $234.0 million in dividends. In addition, we extinguished our financing obligation with Plains for $39.5 million. In addition, we withheld shares to pay employee income taxes of $4.7 million for the year ended December 31, 2016, and $6.2 million for the year ended December 31, 2015. Also during this period, HEP received $554.0 million and repaid $713.0 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP 6.0% senior notes, received $125.9 million in net proceeds from the issuance of its common units and paid distributions of $92.6 million to noncontrolling interests. During the year ended December 31, 2015, we purchased $742.8 million in common stock, paid $246.9 million in dividends and paid $155.2 million upon the redemption of our 6.875% senior notes. Also during this period, HEP received $973.9 million and repaid $832.9 million under the HEP Credit Agreement and paid distributions of $83.3 million to noncontrolling interests.

Table of Content

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2017 in total and by period due beginning in 2018. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
Contractual Obligations and Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal	$1,000,000	$—	$—	$—	$1,000,000
Long-term debt - interest (1)	489,583	58,750	117,500	117,500	195,833
Supply agreements (2)	2,853,780	526,759	744,057	672,713	910,251
Transportation and storage agreements (3)	1,407,602	142,291	239,336	197,434	828,541
Other long-term obligations	29,232	11,593	14,055	1,584	2,000
Operating leases	421,344	80,904	143,832	108,931	87,677
	6,201,541	820,297	1,258,780	1,098,162	3,024,302

Holly Energy Partners
Long-term debt - principal (4)	1,512,000	—	—	1,012,000	500,000
Long-term debt - interest (5)	370,300	67,800	135,600	119,400	47,500
Pipeline operating leases	61,038	6,425	12,850	12,850	28,913
Operating leases	4,858	1,441	1,809	659	949
Other agreements	7,872	1,652	3,304	2,916	—
	1,956,068	77,318	153,563	1,147,825	577,362
Total	$8,157,609	$897,615	$1,412,343	$2,245,987	$3,601,664

(1)	Interest payments consist of interest on our 5.875% senior notes.

(2)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2018 and 2030 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery.

(3)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2018 and 2030.

(4)
HEP's long-term debt consists of the $500.0 million principal balance on the 6% HEP senior notes and $1,012.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2022.

(5)
Interest payments consist of interest on the 6% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 3.73% at December 31, 2017.

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

Table of Content

Inventory Valuation
Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2017 and 2016, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $223.8 million and $332.5 million, respectively.

At December 31, 2017, our lower of cost or market inventory valuation reserve was $223.8 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill and Long-lived Assets
As of December 31, 2017, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and the assets of our Lubricants and Specialty Products business. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

We performed our annual goodwill impairment testing at July 1, 2017 and determined that the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future and such impairment charges could be material. Additionally, qualitative testing indicated no impairment of goodwill attributable to our other reporting units.

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

As of December 31, 2017, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	7,200,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
NYMEX futures (WTI) - short	1,175,000	1,175,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	85,000	85,000	—	—	—	Barrels
Forward gasoline and diesel contracts - short	250,000	250,000	—	—	—	Barrels
Forward crude oil contracts - short	276,751	276,751	—	—	—	Barrels

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2017	2016
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$5,451	$2,272

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2017 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,113,470	$31,201
HEP Senior Notes	$500,000	$525,120	$14,603

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2017, outstanding borrowings under the HEP Credit Agreement were $1,012.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation is derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$805,395	$(260,453)	$740,101
Add (subtract) income tax provision	(12,379)	19,411	406,060
Add interest expense (1)	129,822	80,910	44,840
Subtract interest income	(3,736)	(2,491)	(3,391)
Add depreciation and amortization	409,937	363,027	346,151
EBITDA	$1,329,039	$200,404	$1,533,761

(1) Includes loss on early extinguishment of debt of $12.2 million, $8.7 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total refining segment revenues less total refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per barrel sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

Below are reconciliations to our consolidated statements of income for refinery net operating and gross margin and operating expenses, in each case averaged per produced barrel sold. Due to rounding of reported numbers, some amounts may not calculate exactly.

Table of Content

Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$5.46	$2.52	$10.06
Add average refinery operating expenses per produced barrel sold	6.10	5.64	5.82
Refinery gross margin per produced barrel sold	11.56	8.16	15.88
Times produced barrels sold (BPD)	452,270	440,640	442,650
Times number of days in period	365	366	365
Refining segment gross margin	1,908,308	1,315,998	2,565,688
Add rounding	409	1,212	1,156
Total refining segment gross margin	1,908,717	1,317,210	2,566,844
Add refining segment cost of products sold	11,009,345	9,003,505	10,472,268
Refining segment sales and other revenues	12,918,062	10,320,715	13,039,112
Add lubricants and specialty products segment sales and other revenues	1,594,036	464,359	493,282
Add HEP segment sales and other revenues	454,362	402,043	358,875
Subtract corporate, other and eliminations	(715,161)	(651,417)	(653,349)
Sales and other revenues	$14,251,299	$10,535,700	$13,237,920

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refining operating expenses per barrel sold	$6.10	$5.64	$5.82
Times barrels sold (BPD)	452,270	440,640	442,650
Times number of days in period	365	366	365
Refinery operating expenses	1,006,979	909,587	940,321
Add (subtract) rounding	(304)	137	308
Total refining segment operating expenses	1,006,675	909,724	940,629
Add lubricants and specialty products segment operating expenses	222,461	13,867	14,042
Add HEP segment operating expenses	137,605	123,984	105,554
Add (subtract) corporate, other and eliminations	(72,507)	(28,736)	148
Operating expenses (exclusive of depreciation and amortization)	$1,294,234	$1,018,839	$1,060,373

Table of Content

Item 8.	Financial Statements and Supplementary Data

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

On February 1, 2017, we completed the acquisition of Petro-Canada Lubricants Inc. (“PCLI”). We are in the process of integrating operations of PCLI and affiliated entities related to this acquired business (“PCLI business”), including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the PCLI business. The PCLI business accounted for 12% of the Company's total assets and 8% of total revenues of the Company as of and for the year ended December 31, 2017.

Management assessed the Company's internal control over financial reporting as of December 31, 2017 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. That report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on Internal Control over Financial Reporting

We have audited HollyFrontier Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HollyFrontier Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the PCLI business acquired on February 1, 2017, which is included in the 2017 consolidated financial statements of the Company and constituted 12% of total assets as of December 31, 2017 and 8% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the PCLI business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1977.

Dallas, Texas
February 21, 2018

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (HEP: $7,776 and $3,657, respectively)	$630,757	$710,579
Marketable securities	—	424,148
Total cash, cash equivalents and short-term marketable securities	630,757	1,134,727
Accounts receivable: Product and transportation (HEP: $12,803 and $7,846, respectively)	659,530	449,036
Crude oil resales	61,203	30,163
	720,733	479,199
Inventories: Crude oil and refined products	1,409,538	970,361
Materials, supplies and other (HEP: $916 and $1,402, respectively)	220,554	165,315
	1,630,092	1,135,676
Income taxes receivable	44,337	68,371
Prepayments and other (HEP: $1,395 and $1,486, respectively)	36,909	33,036
Total current assets	3,062,828	2,851,009

Properties, plants and equipment, at cost (HEP: $2,011,915 and $1,702,703, respectively)	6,523,789	5,546,856
Less accumulated depreciation (HEP: $(408,599) and $(337,135), respectively)	(1,810,515)	(1,538,408)
	4,713,274	4,008,448
Other assets: Turnaround costs	231,319	217,340
Goodwill (HEP: $310,610 and $288,991, respectively)	2,244,744	2,022,463
Intangibles and other (HEP: $206,167 and $208,975, respectively)	439,989	336,401
	2,916,052	2,576,204
Total assets	$10,692,154	$9,435,661

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $14,637 and $10,518, respectively)	$1,220,795	$935,387
Income taxes payable	3,159	—
Accrued liabilities (HEP: $33,214 and $37,793, respectively)	198,756	147,842
Total current liabilities	1,422,710	1,083,229

Long-term debt (HEP: $1,507,308 and $1,243,912, respectively)	2,498,993	2,235,137
Deferred income taxes (HEP: $525 and $509, respectively)	647,785	620,414
Other long-term liabilities (HEP: $62,590 and $62,971, respectively)	225,726	194,896

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,015,550 and 255,962,866 shares issued as of December 31, 2017 and December 31, 2016	2,560	2,560
Additional capital	4,132,696	4,026,805
Retained earnings	3,346,615	2,776,728
Accumulated other comprehensive income	29,869	10,612
Common stock held in treasury, at cost – 78,607,928 and 78,617,600 shares as of December 31, 2017 and December 31, 2016, respectively	(2,140,911)	(2,135,311)
Total HollyFrontier stockholders’ equity	5,370,829	4,681,394
Noncontrolling interest	526,111	620,591
Total equity	5,896,940	5,301,985
Total liabilities and equity	$10,692,154	$9,435,661

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2017 and 2016. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

Sales and other revenues	$14,251,299	$10,535,700	$13,237,920
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	11,467,799	8,765,927	10,239,218
Lower of cost or market inventory valuation adjustment	(108,685)	(291,938)	226,979
	11,359,114	8,473,989	10,466,197
Operating expenses (exclusive of depreciation and amortization)	1,294,234	1,018,839	1,060,373
Selling, general and administrative expenses (exclusive of depreciation and amortization)	264,874	125,648	120,846
Depreciation and amortization	409,937	363,027	346,151
Goodwill and asset impairment	19,247	654,084	—
Total operating costs and expenses	13,347,406	10,635,587	11,993,567
Income (loss) from operations	903,893	(99,887)	1,244,353
Other income (expense):
Earnings (loss) of equity method investments	12,510	14,213	(3,738)
Interest income	3,736	2,491	3,391
Interest expense	(117,597)	(72,192)	(43,470)
Loss on early extinguishment of debt	(12,225)	(8,718)	(1,370)
Gain (loss) on foreign currency swap	24,545	(6,520)	—
Gain on foreign currency transactions	16,921	—	—
Remeasurement gain on HEP pipeline interest acquisitions	36,254	—	—
Other, net	826	(921)	9,402
	(35,030)	(71,647)	(35,785)
Income (loss) before income taxes	868,863	(171,534)	1,208,568
Income tax expense (benefit):
Current	125,143	(79,181)	552,196
Deferred	(137,522)	98,592	(146,136)
	(12,379)	19,411	406,060
Net income (loss)	881,242	(190,945)	802,508
Less net income attributable to noncontrolling interest	75,847	69,508	62,407
Net income (loss) attributable to HollyFrontier stockholders	$805,395	$(260,453)	$740,101
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$4.54	$(1.48)	$3.91
Diluted	$4.52	$(1.48)	$3.90
Average number of common shares outstanding:
Basic	176,174	176,101	188,731
Diluted	177,196	176,101	188,940

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2017	2016	2015

Net income (loss)	$881,242	$(190,945)	$802,508
Other comprehensive income (loss):
Foreign currency translation adjustment	22,151	—	—
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	(4)	81	29
Reclassification adjustments to net income on sale or maturity of marketable securities	—	23	9
Net unrealized gain (loss) on marketable securities	(4)	104	38
Hedging instruments:
Change in fair value of cash flow hedging instruments	2,919	(17,625)	(5,847)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	10,448	41,585	(47,492)
Amortization of unrealized loss attributable to discontinued cash flow hedges	1,080	1,080	1,080
Net unrealized gain (loss) on hedging instruments	14,447	25,040	(52,259)
Other post-retirement benefit obligations:
Actuarial loss on pension plans	(1,162)	—	—
Actuarial gain (loss) on post-retirement healthcare plans	(1,058)	2,363	3,278
Post-retirement healthcare plans gain reclassified to net income	(3,481)	(3,482)	(3,299)
Actuarial gain (loss) on retirement restoration plan	(123)	(9)	80
Retirement restoration plan loss reclassified to net income	17	15	20
Net change in other post-retirement benefit obligations	(5,807)	(1,113)	79
Other comprehensive income (loss) before income taxes	30,787	24,031	(52,142)
Income tax expense (benefit)	11,349	9,322	(20,237)
Other comprehensive income (loss)	19,438	14,709	(31,905)
Total comprehensive income (loss)	900,680	(176,236)	770,603
Less noncontrolling interest in comprehensive income (loss)	75,790	69,450	62,551
Comprehensive income (loss) attributable to HollyFrontier stockholders	$824,890	$(245,686)	$708,052

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$881,242	$(190,945)	$802,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409,937	363,027	346,151
Goodwill and asset impairment	19,247	654,084	—
Lower of cost or market inventory valuation adjustment	(108,685)	(291,938)	226,979
Earnings of equity method investments, inclusive of distributions	1,450	961	8,613
Loss (gain) on early extinguishment of debt attributable to unamortized discount / premium	2,475	8,718	(3,788)
Remeasurement gain on pipeline interest acquisitions	(36,254)	—	—
Loss (gain) on sale of assets	508	(72)	(8,677)
Deferred income taxes	(137,522)	98,592	(146,136)
Equity-based compensation expense	42,337	25,561	30,367
Change in fair value – derivative instruments	(4,265)	(12,155)	38,525
Excess tax expense from equity-based compensation	—	(4,209)	—
(Increase) decrease in current assets:
Accounts receivable	(115,322)	(127,221)	238,392
Inventories	(162,297)	(1,869)	(33,717)
Income taxes receivable	50,601	(68,371)	11,719
Prepayments and other	(6,753)	16,555	13,291
Increase (decrease) in current liabilities:
Accounts payable	188,975	247,603	(406,339)
Income taxes payable	(18,525)	(8,142)	(11,500)
Accrued liabilities	57,227	16,142	(6,924)
Turnaround expenditures	(135,104)	(125,254)	(89,365)
Other, net	22,118	5,881	(24,231)
Net cash provided by operating activities	951,390	606,948	985,868
Cash flows from investing activities:
Additions to properties, plants and equipment	(227,449)	(372,195)	(483,034)
Additions to properties, plants and equipment – HEP	(44,810)	(107,595)	(193,121)
Purchase of PCLI, net of cash acquired	(870,627)	—	—
Purchase of pipeline interests - HEP	(245,446)	(42,627)	(55,032)
Proceeds from sale of assets	1,377	849	19,264
Purchases of marketable securities	(41,565)	(546,632)	(509,338)
Sales and maturities of marketable securities	465,716	266,603	839,513
Other, net	3,134	—	—
Net cash used for investing activities	(959,670)	(801,597)	(381,748)
Cash flows from financing activities:
Borrowings under credit agreements	995,000	869,000	973,900
Repayments under credit agreements	(536,000)	(1,028,000)	(832,900)
Proceeds from issuance of senior notes – HFC	—	992,550	—
Proceeds from issuance of senior notes – HEP	101,750	394,000	—
Proceeds from issuance of term loan - HFC	—	350,000	—
Repayment of term loan - HFC	—	(350,000)	—
Redemption of senior notes - HFC	—	—	(155,156)
Redemption of senior notes - HEP	(309,750)	—	—
Repayment of financing obligation	—	(39,500)	—
Proceeds from issuance of common units - HEP	52,110	125,870	—
Purchase of treasury stock	—	(133,430)	(742,823)
Shares withheld for tax withholding obligations	(15,926)	(4,677)	(6,242)
Dividends	(235,508)	(234,004)	(246,908)
Distributions to noncontrolling interest	(110,351)	(92,607)	(83,268)
Other, net	(13,955)	(10,507)	(12,175)
Net cash provided by (used for) financing activities	(72,630)	838,695	(1,105,572)
Effect of exchange rate on cash flow	1,088	—	—
Cash and cash equivalents:
Increase (decrease) for the period	(79,822)	644,046	(501,452)
Beginning of period	710,579	66,533	567,985
End of period	$630,757	$710,579	$66,533
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(124,375)	$(54,074)	$(46,442)
Income taxes, net	$(93,272)	$(40,236)	$(586,447)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2014	$2,560	$4,003,628	$2,778,577	$27,894	$(1,289,075)	$577,135	$6,100,719
Net income	—	—	740,101	—	—	62,407	802,508
Dividends	—	—	(247,489)	—	—	—	(247,489)
Distributions to noncontrolling interest holders	—	—	—	—	—	(83,268)	(83,268)
Other comprehensive income (loss), net of tax	—	—	—	(32,049)	—	144	(31,905)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(14,958)	—	—	14,958	—	—
Equity-based compensation, inclusive of tax expense	—	22,382	—	—	—	3,483	25,865
Purchase of treasury stock	—	—	—	—	(753,114)	—	(753,114)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,555)	(3,555)
Other	—	—	—	—	—	12	12
Balance at December 31, 2015	$2,560	$4,011,052	$3,271,189	$(4,155)	$(2,027,231)	$556,358	$5,809,773
Net income (loss)	—	—	(260,453)	—	—	69,508	(190,945)
Dividends	—	—	(234,008)	—	—	—	(234,008)
Distributions to noncontrolling interest holders	—	—	—	—	—	(92,607)	(92,607)
Other comprehensive income (loss), net of tax	—	—	—	14,767	—	(58)	14,709
Equity attributable to HEP common unit issuances, net of tax	—	23,110	—	—	—	88,166	111,276
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(25,982)	—	—	25,982	—	—
Equity-based compensation, inclusive of tax expense	—	18,625	—	—	—	2,727	21,352
Purchase of treasury stock	—	—	—	—	(134,062)	—	(134,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,521)	(3,521)
Other	—	—	—	—	—	18	18
Balance at December 31, 2016	$2,560	$4,026,805	$2,776,728	$10,612	$(2,135,311)	$620,591	$5,301,985
Net income	—	—	805,395	—	—	75,847	881,242
Dividends	—	—	(235,508)	—	—	—	(235,508)
Distributions to noncontrolling interest holders	—	—	—	—	—	(110,351)	(110,351)
Other comprehensive income (loss), net of tax	—	—	—	19,495	—	(57)	19,438
Equity attributable to HEP common unit issuances, net of tax	—	69,802	—	(238)	—	(61,390)	8,174
Equity awards issued in PCLI acquisition	—	6,600	—	—	—	—	6,600
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(10,326)	—	—	10,326	—	—
Equity-based compensation	—	39,815	—	—	—	2,522	42,337
Purchase of treasury stock	—	—	—	—	(15,926)	—	(15,926)
Purchase of HEP units for restricted grants	—	—	—	—	—	(605)	(605)
Other	—	—	—	—	—	(446)	(446)
Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of December 31, 2017, we:

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

•	owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario which produces base oils and other specialized lubricant products;

•	owned and operated HollyFrontier Asphalt Company (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 59% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”).

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

Variable Interest Entities: HEP is a VIE as defined under U.S. generally accepted accounting principles (“GAAP”). A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity's financial performance, the obligation to absorb the entity's expected losses or rights to expected residual returns. As the general partner of HEP, we have the sole ability to direct the activities of HEP that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Marketable Securities: We consider all marketable debt securities with maturities greater than three months at the date of purchase to be marketable securities. Our marketable securities consist of commercial paper, corporate debt securities and government and municipal debt securities with the maximum maturity or put date of any individual issue generally not more than two years, while the maximum duration of the portfolio of investments is not greater than one year. These instruments are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of related income taxes, are reported as a component of accumulated other comprehensive income.

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million and $2.3 million at December 31, 2017 and 2016, respectively.

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

Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or net realizable value.

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

Our asset retirement obligations were $24.8 million and $22.1 million at December 31, 2017 and 2016, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2017, 2016 and 2015.

Intangibles, Goodwill and long-lived assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized, whereas intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and our lubricants and specialty products business. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

See Note 10 for information regarding goodwill and long-lived asset impairment charges recorded during the years ended December 31, 2017 and 2016.

Upon our acquisition of PCLI, we recognized intangibles, including trademarks, patents, technical know-how and customer relationships, totaling $102.1 million that are being amortized on a straight-line basis over periods ranging from 10 to 20 years. At December 31, 2017, the balance of these intangibles was $100.0 million, and is presented net of accumulated amortization of $5.9 million in “Intangibles and other” in our consolidated balance sheets.

Our consolidated HEP assets include intangible assets consisting of third-party transportation agreements and customer relationships. These intangible assets are amortized on a straight-line basis over periods ranging from 10 to 30 years. Amortization expense was $2.6 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, and expected to approximate $8.0 million annually over the next five years. The balances of these intangible assets were $95.2 million and $36.5 million at December 31, 2017, and 2016, respectively, and are presented net of accumulated amortization of $26.3 million and $23.7 million, respectively, in “Intangibles and other” in our consolidated balance sheets.

Investments in Joint Ventures: We consolidate the financial and operating results of joint ventures in which we have an ownership interest of greater than 50% or a controlling interest with respect to VIE’s, and use the equity method of accounting for investments in which we have a noncontrolling interest, yet have significant influence over the entity. Under the equity method of accounting, we record our pro-rata share of earnings, and contributions to and distributions from joint ventures as adjustments to our investment balance.

HEP has a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”), that are accounted for using the equity method of accounting. As of December 31, 2017, HEP's underlying equity and recorded investment balances in the joint ventures are $39.3 million and $85.3 million, respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

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

Our Petro-Canada Lubricants business has sales agreements with marketers and distributors that provide certain rights of return or provisions for the repurchase of products previously sold to them. Under these agreements with Canadian marketers, revenues and cost of revenues are deferred until the products have been sold to end customers, and for sales to U.S. distributors, revenues are recognized when products are shipped to the distributors, net of allowances for returns that are expected to be repurchased from the distributors. In both cases, repurchased products are subsequently sold directly to end customers.

Cost Classifications: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs. We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as cost of products sold. Additionally, we enter into buy / sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at cost. Operating expenses include direct costs of labor, maintenance materials and services, utilities, marketing expense and other direct operating costs. Selling, general and administrative expenses include compensation, professional services and other support costs.

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $112.9 million, $110.6 million and $107.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Foreign Currency Translation: The functional currency of PCLI and its affiliated non-U.S. Petro-Canada Lubricants entities includes the Canadian dollar, the euro and Chinese renminbi. Balance sheet accounts are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the period presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income.

In connection with our PCLI acquisition on February 1, 2017, we issued intercompany notes to initially fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the income statement. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to corporate and other. See Note 20 for additional information on our segments.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the years ended December 31, 2017, 2016 and 2015, we received proceeds of $47.4 million, $57.0 million and $115.4 million and subsequently repaid $49.8 million, $58.0 million and $115.3 million, respectively, under these sell / buy transactions.

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

Share-Based Compensation
In March 2016, ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017 on a prospective basis with the excess tax expense from stock-based compensation recognized as a discrete item in our provision for income taxes. Excess tax expense for the year ended December 31, 2017 totaled $0.7 million. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the years ended December 31, 2017, 2016 and 2015 was $15.9 million, $4.7 million and $6.2 million, respectively. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard. In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired software and are implementing systems to facilitate lease capture and related accounting treatment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Inventories Measurement
In July 2015, ASU 2015-11, “Inventory - Simplifying the Measurement of Inventory,” was issued requiring measurement of inventories, other than inventories accounted for using the LIFO method, to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonable, predictable cost of completion, disposal and transportation. We adopted this standard effective January 1, 2017 for our affected inventories, which is primarily the inventory of our Petro-Canada Lubricants business that is valued on a FIFO basis. Adoption had no material effect on our financial condition, results of operations or cash flows.

Revenue Recognition
In May 2014, ASU 2014-09, “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we anticipate using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. In preparing for adoption, we have evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we have implemented policies to comply with this new standard, which we do not anticipate will have a material impact on our financial condition, results of operations or cash flows.

NOTE 2:	PCLI Acquisition

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars. PCLI is located in Mississauga, Ontario, Canada and is a producer of lubricant products such as base oils, white oils, specialty products and finished lubricants. The operations of our Petro-Canada Lubricants business also include marketing of these products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China.

Aggregate consideration totaled $906.7 million and consists of $862.1 million in cash paid to Suncor at acquisition, a closing date working capital settlement of $30.6 million that was paid to Suncor in the second quarter of 2017, an accrued payable in the amount of $7.4 million, and $6.6 million representing a portion of the fair value of replacement restricted stock unit awards issued to PCLI employees that relate to pre-acquisition services.

This transaction is accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired PCLI assets and liabilities as of the February 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment. This goodwill is not deductible for income tax purposes.

The following summarizes the PCLI value of assets and liabilities acquired on February 1, 2017:

(in millions)
Cash and cash equivalents	$21.6
Accounts receivable and other current assets	118.5
Inventories	214.9
Properties, plants and equipment	438.0
Goodwill	194.8
Intangibles, precious metals and other noncurrent assets	124.3
Accounts payable and accrued liabilities	(87.4)
Deferred income tax liabilities	(105.4)
Other long-term liabilities	(12.6)
Net assets acquired	$906.7

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Our consolidated financial and operating results reflect the operations of our Petro-Canada Lubricants business beginning February 1, 2017. Our results of operations for the year ended December 31, 2017 included revenues and income before income taxes of $1,125.3 million and $71.8 million, respectively, related to these operations.

As of December 31, 2017, we have incurred $27.9 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses.

NOTE 3:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek’s refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of the Osage Pipeline and the Cheyenne Pipeline.

At December 31, 2017, we owned a 59% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 83% of HEP’s total revenues for the year ended December 31, 2017. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

SLC Pipeline and Frontier Pipeline
On October 31, 2017, HEP acquired the remaining 75% interest in SLC Pipeline LLC, the owner of a pipeline that serves refineries in the Salt Lake City, Utah area (the “SLC Pipeline”), and the remaining 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), from subsidiaries of Plains All American Pipeline, L.P. (“Plains”) for cash consideration of $250.0 million.

These acquisitions were accounted for as a business combination achieved in stages. HEP’s preexisting equity method investments in SLC Pipeline and Frontier Aspen were remeasured at an acquisition date fair value of $112.0 million, since HEP acquired a controlling interest, and a gain was recognized on the remeasurement of $36.3 million. The fair value of HEP's preexisting equity method investments in SLC Pipeline and Frontier Aspen was estimated using Level 3 inputs under the income method for these entities, adjusted for lack of control and marketability.

The total consideration of $362.0 million, consisting of cash consideration of $250.0 million and the fair value of HEP's preexisting equity method investments in SLC Pipeline and Frontier Aspen of $112.0 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill. The fair values are preliminary, and therefore, may change once all needed information has become available and valuations are complete.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

In accounting for HEP’s March 2016 purchase from Plains, the amount paid was recorded against our outstanding financing obligation balance of $30.8 million, with the excess $8.7 million resulting in a loss on early extinguishment of debt.

Magellan Asset Exchange
On February 22, 2016, we obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan Midstream”) will provide terminalling services for all of our products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Under the agreement, we will be charged tariffs based on the volumes of refined product processed. Osage is the owner of the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. This exchange was accounted for at fair value, whereby the 50% membership interest in the Osage Pipeline was recorded at fair value and an offsetting residual deferred credit in the amount of $38.9 million was recorded, which will be amortized to cost of products sold over the 20-year service period. No gain or loss was recorded for this exchange.

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

Frontier Pipeline Transaction
On August 31, 2015, HEP purchased a 50% interest in Frontier Aspen LLC (previously known as Frontier Pipeline Company), owner of the Frontier Pipeline, from an affiliate of Enbridge, Inc. for $55.0 million. The 289-mile crude oil pipeline runs from Casper, Wyoming to Frontier Station, Utah, has a 72,000 BPD capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline. As noted above, HEP acquired the remaining 50% interest on October 31, 2017.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2020 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2017, these agreements result in minimum annualized payments to HEP of $324.5 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Incentive Distribution Rights Simplification Agreement
On October 31, 2017, we closed on an equity restructuring transaction with HEP pursuant to which our incentive distribution rights were canceled and our 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we received 37,250,000 HEP common units. In addition, we agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued were eligible to receive distributions as consideration.

HEP Private Placement Agreements
On January 25, 2018, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 HEP common units, representing limited partner interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, at which time HEP received proceeds of approximately $110.0 million, which were used to repay indebtedness under the HEP Credit Agreement. After this common unit issuance, our limited partner interest in HEP is 57%.

On October 3, 2016, HEP closed on a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 HEP common units, representing limited partnership interests, at a price of $30.18 per common unit. HEP received proceeds of approximately $103.0 million, which were used to finance a portion of the Woods Cross assets acquisition. In connection with this private placement and to maintain our then economic 2% general partner interest in HEP, we made capital contributions totaling $2.1 million to HEP in October 2016.

HEP Common Unit Continuous Offering Program
On May 10, 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2017, HEP issued 1,538,452 common units under this program, providing $52.1 million in net proceeds. In connection with this program and to maintain our then economic 2% general partner interest in HEP, we made capital contributions totaling $1.1 million during the year ended December 31, 2017. As of December 31, 2017, HEP has issued 2,241,907 common units with an aggregate gross sales amount of $77.1 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of marketable securities, derivative instruments and RINs credit obligations at December 31, 2017 and December 31, 2016 were as follows:

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2017
Assets:
Commodity forward contracts	$3,840	$—	$3,840	$—
Total assets	$3,840	$—	$3,840	$—

Liabilities:
NYMEX futures contracts	$3,360	$3,360	$—	$—
Commodity price swaps	2,424	—	2,424	—
Commodity forward contracts	1,020	—	1,020	—
RINs credit obligations (1)	8,931	—	8,931	—
Total liabilities	$15,735	$3,360	$12,375	$—

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2016
Assets:
Marketable securities	$424,148	$—	$424,148	$—
Commodity price swaps	14,563	—	14,358	205
Commodity forward contracts	5,905	—	5,905	—
HEP interest rate swaps	91	—	91	—
Total assets	$444,707	$—	$444,502	$205

Liabilities:
NYMEX futures contracts	$1,975	$1,975	$—	$—
Commodity price swaps	26,845	—	24,086	2,759
Commodity forward contracts	8,316	—	8,316	—
Foreign currency forward contracts	6,519	—	6,519	—
Total liabilities	$43,655	$1,975	$38,921	$2,759

(1) Represent obligations for RINs credits for which we do not have sufficient quantities at December 31, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Level 3 Financial Instruments
We at times have commodity price swap and forward contracts that relate to forecasted sales and purchases of commodities for which quoted forward market prices are not readily available. The forward rate used to value these price swaps and forward sales and purchase contracts are derived using a projected forward rate using quoted market rates for similar products, adjusted for regional pricing and grade differentials, a Level 3 input.

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
Level 3 Financial Instruments	2017	2016
	(In thousands)
Liability balance at beginning of period	$(2,554)	$—
Change in fair value:
Recognized in other comprehensive income	1,626	(1,460)
Recognized in cost of products sold	(4,664)	(1,094)
Settlement date fair value of contractual maturities:
Recognized in sales and other revenues	(165)	—
Recognized in cost of products sold	5,757	—
Liability balance at end of period	$—	$(2,554)

NOTE 5:	Earnings Per Share

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$805,395	$(260,453)	$740,101
Participating securities’ (restricted stock) share in earnings	5,047	1,003	2,306
Net income (loss) attributable to common shares	$800,348	$(261,456)	$737,795
Average number of shares of common stock outstanding	176,174	176,101	188,731
Effect of dilutive variable restricted shares and performance share units (1)	1,022	—	209
Average number of shares of common stock outstanding assuming dilution	177,196	176,101	188,940
Basic earnings (loss) per share	$4.54	$(1.48)	$3.91
Diluted earnings (loss) per share	$4.52	$(1.48)	$3.90

(1) Excludes anti-dilutive restricted and performance share units of:	543	469	89

NOTE 6:	Stock-Based Compensation

As of December 31, 2017, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The compensation cost charged against income for these plans was $39.8 million, $22.8 million and $26.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $2.5 million, $2.7 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock unit awards with awards generally vesting over a period of two to three years. We previously granted restricted stock to certain officers and key employees with awards vesting over a period of three years. Certain restricted stock unit award recipients have the right to receive dividends, however, restricted stock units do not have any other rights of absolute ownership. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted shares and restricted share units lapse at which time they convert to common shares. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period.

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2017 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017 (non-vested)	1,188,774	$28.87
Granted (1)	1,426,106	35.02
Vesting (transfer/conversion to common stock)	(817,601)	30.41
Forfeited	(71,091)	30.20
Outstanding at December 31, 2017 (non-vested)	1,726,188	$33.51	$88,415

(1) Includes restricted stock units issued to employees in the PCLI acquisition.

In connection with our February 1, 2017 PCLI acquisition, we issued 472,276 restricted stock units to PCLI employees as replacement units for unvested awards issued under the legacy PCLI plan. The fair value of these awards totaled $13.3 million and is based on a February 1, 2017 grant date value of $28.12 per unit. Of this total, $6.6 million is recognized as an increase to our PCLI purchase price as it represents the value of the awards attributable to pre-acquisition services, and the remaining $6.7 million is to be recognized as compensation expense over the two-year vesting period.

For the years ended December 31, 2017, 2016 and 2015, restricted stock and restricted stock units vested having a grant date fair value of $24.9 million, $18.4 million and $14.2 million, respectively. For the years ended December 31, 2016 and 2015, we granted restricted stock and restricted stock units having a weighted average grant date fair value of $21.66 and $49.92, respectively. As of December 31, 2017, there was $33.9 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. As of December 31, 2017, estimated share payouts for outstanding non-vested performance share unit awards averaged approximately 110% of target amounts.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of performance share unit activity and changes during the year ended December 31, 2017 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2017 (non-vested)	703,939
Granted	239,964
Vesting and transfer of ownership to recipients	(151,599)
Forfeited	(99,643)
Outstanding at December 31, 2017 (non-vested)	692,661

For the year ended December 31, 2017, we issued 138,374 shares of common stock, representing a 91% payout on vested performance share units having a grant date fair value of $6.6 million. For the years ended December 31, 2016 and 2015, we issued common stock upon the vesting of the performance share units having a grant date fair value of $7.4 million and $10.4 million, respectively. As of December 31, 2017, there was $15.6 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.94 per unit. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 7:	Cash and Cash Equivalents and Investments in Marketable Securities

Our investment portfolio at December 31, 2017 consisted of cash and cash equivalents.

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

The following is a summary of our marketable securities at December 31, 2016:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value (Net Carrying Amount)
	(In thousands)
December 31, 2016
Commercial paper	$7,687	$1	$(1)	$7,687
Corporate debt securities	4,001	—	—	4,001
State and political subdivisions debt securities	412,462	1	(3)	412,460
Total marketable securities	$424,150	$2	$(4)	$424,148

Interest income recognized on our marketable securities was $0.3 million, $0.8 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 8:	Inventories

Inventory consists of the following components:

	December 31,
	2017	2016
	(In thousands)
Crude oil	$581,417	$549,886
Other raw materials and unfinished products(1)	396,618	287,561
Finished products(2)	655,336	465,432
Lower of cost or market reserve	(223,833)	(332,518)
Process chemicals(3)	24,792	2,767
Repairs and maintenance supplies and other (4)	195,762	162,548
Total inventory	$1,630,092	$1,135,676

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs

We acquired $214.9 million of other raw materials, unfinished and finished products and repair and maintenance supplies in connection with our February 1, 2017 acquisition of PCLI. We value these inventories at the lower of FIFO cost or net realizable value.

Inventories which are valued at the lower of LIFO cost or market reflect a valuation reserve of $223.8 million and $332.5 million at December 31, 2017 and 2016, respectively. The December 31, 2016 market reserve of $332.5 million was reversed due to the sale of inventory quantities that gave rise to the 2016 reserve. A new market reserve of $223.8 million was established as of December 31, 2017 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of goods sold of $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016, respectively, and an increase of $227.0 million for the year ended December 31, 2015.

At December 31, 2017, 2016 and 2015, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

Additionally, in December 2017, the EPA granted the Woods Cross Refinery a one-year small refinery exemption from the RFS program requirements for the 2016 calendar year. In the fourth quarter of 2017, we increased our inventory of RINs and reduced our cost of products sold in the amount of $27.3 million, representing the cost of the RINs to be reinstated as a result of the RFS exemption received by the Woods Cross Refinery. These RINs were reinstated in January 2018.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 9:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2017	2016
	(In thousands)
Land, buildings and improvements	$442,214	$326,097
Refining facilities	3,904,161	3,382,369
Pipelines and terminals	1,484,502	1,392,898
Transportation vehicles	20,394	18,841
Other fixed assets	467,469	153,463
Construction in progress	205,049	273,188
	6,523,789	5,546,856
Accumulated depreciation	(1,810,515)	(1,538,408)
	$4,713,274	$4,008,448

During the year ended December 31, 2016, we recorded impairment charges of $309.3 million that are attributable to properties, plant and equipment of our Cheyenne reporting unit. See Note 10 for additional information.

We capitalized interest attributable to construction projects of $5.0 million, $8.0 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Depreciation expense was $286.5 million, $247.9 million and $233.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 10:	Goodwill and Long-lived Asset Impairment

As of December 31, 2017, our goodwill balance was $2.2 billion. During 2017, we recognized $194.8 million in goodwill as a result of our PCLI acquisition. Also during 2017, HEP recognized $21.6 million in goodwill as a result of the acquisition of HEP's remaining interests in SLC Pipeline and Frontier Pipeline. See Note 20 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment.

The following is a summary of our goodwill by segment:

	Refining	Lubricants and Specialty Products	HEP	Total
	(In thousands)
Balance at December 31, 2016
Goodwill	$2,042,790	$—	$288,991	$2,331,781
Accumulated impairment losses	(309,318)	—	—	(309,318)
	1,733,472	—	288,991	2,022,463

Additional goodwill acquired	—	194,760	21,619	216,379
Foreign currency translation adjustment	—	5,902	—	5,902

Balance at December 31, 2017
Goodwill	2,042,790	200,662	310,610	2,554,062
Accumulated impairment losses	(309,318)	—	—	(309,318)
	$1,733,472	$200,662	$310,610	$2,244,744

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We performed our annual goodwill impairment testing as of July 1, 2017 and determined the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit as some point in the future and such impairment charges could be material. Additionally, qualitative testing indicated no impairment of goodwill attributable to our other reporting units.

During the second quarter of 2017, we incurred long-lived asset impairment charges totaling $23.2 million, including $19.2 million of construction-in-progress consisting primarily of engineering work for a planned expansion of our Woods Cross refinery to add lubricants production capabilities. During the second quarter of 2017, we concluded to no longer pursue this expansion for various reasons including our recent acquisition of PCLI. The remaining $4.0 million in charges relate to property, plant and equipment that we expensed in the form of accelerated depreciation in the income statement. Additionally, as a result of our impairment testing in the second quarter of 2016, we determined that the carrying value of the long-lived assets of the Cheyenne Refinery had been impaired and recorded long-lived asset impairment charges of $344.8 million that principally related to properties, plant and equipment.

During the second quarter of 2016, we performed interim goodwill impairment and related long-lived asset impairment testing of our El Dorado and Cheyenne Refinery reporting units after identifying a combination of events and circumstances that are indicators of potential goodwill and long-lived asset impairment. The indicators included lower than typical gross margins during the summer driving season, a decrease in the gross margin outlook and decrease in our market capitalization due to a decline in our common share price. Our testing first assessed the carrying values of our refining long-lived asset groups for recoverability. This entailed a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. The estimated fair values of our goodwill reporting units and long-lived asset groups were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). As a result of our impairment testing during the second quarter of 2016, we determined that the carrying value of the Cheyenne Refinery’s goodwill was fully impaired and a goodwill impairment charge of $309.3 million was recorded, representing all of the goodwill allocated to our Cheyenne Refinery. Our interim testing in 2016 did not identify any impairment related to our El Dorado reporting unit.

There were no impairments of goodwill or long-lived assets during the year ended December 31, 2015.

NOTE 11:	Environmental

We expensed $13.1 million, $6.6 million and $14.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $103.7 million and $96.4 million at December 31, 2017 and 2016, respectively, of which $89.6 million and $82.9 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability includes $2.9 million of environmental obligations assumed in connection with our February 1, 2017 PCLI acquisition. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the year ended December 31, 2017, we received advances totaling $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement. At December 31, 2017, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.8 million under the HollyFrontier Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2017, HEP received advances totaling $969.0 million and repaid $510.0 million under the HEP Credit Agreement. At December 31, 2017, HEP was in compliance with all of its covenants, had outstanding borrowings of $1,012.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings were 3.73% and 2.98% at December 31, 2017 and 2016, respectively.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets and are guaranteed by HEP's material wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP, are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

HEP Senior Notes
In July 2016 and September 2017, HEP issued $400 million and $100 million, respectively, in aggregate principal amount of 6.0% HEP senior notes in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

HEP's 6.0% senior notes ($500 million aggregate principal amount maturing August 2024) (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

The carrying amounts of long-term debt are as follows:

	December 31,
	2017	2016
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(8,315)	(8,775)
	991,685	991,225

HEP Credit Agreement	1,012,000	553,000

HEP 6% Senior Notes
Principal	500,000	400,000
Unamortized discount and debt issuance costs	(4,692)	(6,607)
	495,308	393,393

HEP 6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total HEP long-term debt	1,507,308	1,243,912

Total long-term debt	$2,498,993	$2,235,137

The fair values of the senior notes are as follows:

	December 31,
	2017	2016
	(In thousands)

HollyFrontier senior notes	$1,113,470	$1,022,500

HEP senior notes	$525,120	$723,750

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2018	$—
2019	—
2020	—
2021	—
2022	1,012,000
Thereafter	1,500,000
Total	$2,512,000

NOTE 13:	Derivative Instruments and Hedging Activities

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of commodity price swaps and forward sales under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Gain (Loss) Recognized in Earnings Due to Settlements		Gain (Loss) Attributable to Hedge Ineffectiveness Recognized in Earnings
		Location	Amount	Location	Amount
		(In thousands)
Year Ended December 31, 2017
Commodity price swaps
Change in fair value	$2,831	Sales and other revenues	$7,836
Loss reclassified to earnings due to settlements	10,627	Cost of products sold	(299)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(19,244)	Operating expenses	$(54)
Total	$14,538		$(11,707)		$(54)

Year Ended December 31, 2016
Commodity price swaps
Change in fair value	$(17,018)
Loss reclassified to earnings due to settlements	41,077	Sales and other revenues	$(20,293)
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(21,864)	Operating expenses	$—
Total	$25,139		$(42,157)		$—

Year Ended December 31, 2015
Commodity price swaps
Change in fair value	$(3,983)	Sales and other revenues	$245,819	Sales and other revenues	$(274)
Gain reclassified to earnings due to settlements	(49,592)	Cost of products sold	(179,700)	Cost of products sold	4,376
Amortization of discontinued hedges reclassified to earnings	1,080	Operating expenses	(17,607)	Operating expenses	547
Total	$(52,495)		$48,512		$4,649

As of December 31, 2017, we have the following notional contract volumes related to outstanding derivative instruments serving as cash flow hedges against price risk on forecasted transactions:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	7,200,000	1,800,000	1,800,000	1,800,000	1,800,000	MMBTU
Forward gasoline and diesel contracts - short	250,000	250,000	—	—	—	Barrels
Forward crude oil contracts - short	276,751	276,751	—	—	—	Barrels

Economic Hedges
We also have commodity forward contracts and NYMEX futures contracts to lock in prices on forecasted purchases of inventory. In addition, we periodically have swap contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges) to lock in basis spread differentials on forecasted purchases of crude oil and natural gas. Furthermore, we had Canadian currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Years Ended December 31,
Location of Gain (Loss) Recognized in Earnings	2017	2016	2015
	(In thousands)
Cost of products sold	$(12,327)	$(6,889)	$48,082
Operating expenses	(6,697)	7,276	(12,003)
Gain (loss) on foreign currency swap	24,545	(6,520)	—
Total	$5,521	$(6,133)	$36,079

As of December 31, 2017, we have the following notional contract volumes related to our outstanding derivative contracts serving as economic hedges (all maturing in 2018):

Derivative Instrument	Total Outstanding Notional	Unit of Measure

NYMEX futures (WTI) - short	1,175,000	Barrels
Forward gasoline and diesel contracts - long	85,000	Barrels

Interest Rate Risk Management
HEP used interest rate swaps to manage its exposure to interest rate risk. These swap contracts, which matured in July 2017, had been designated as cash flow hedges.

The following table presents the pre-tax effect on other comprehensive income and earnings due to fair value adjustments and maturities of HEP's interest rate swaps under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI	Income (Loss) Recognized in Earnings Due to Settlements
		Location	Amount
	(In thousands)
Year Ended December 31, 2017
Interest rate swaps
Change in fair value	$88
Gain reclassified to earnings due to settlements	(179)	Interest expense	$179
Total	$(91)		$179

Year Ended December 31, 2016
Interest rate swaps
Change in fair value	$(607)
Loss reclassified to earnings due to settlements	508	Interest expense	$(508)
Total	$(99)		$(508)

Year Ended December 31, 2015
Interest rate swaps
Change in fair value	$(1,864)
Loss reclassified to earnings due to settlements	2,100	Interest expense	$(2,100)
Total	$236		$(2,100)

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$2,424	$—	$2,424
Commodity forward contracts	3,067	—	3,067	418	—	418
	$3,067	$—	$3,067	$2,842	$—	$2,842

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,360	$—	$3,360
Commodity forward contracts	773	—	773	602	—	602
	$773	$—	$773	$3,962	$—	$3,962

Total net balance			$3,840			$6,804

Balance sheet classification:				Accrued liabilities		$5,365
				Other long-term liabilities		1,439
	Prepayment and other		$3,840			$6,804

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2016
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$13,185	$(431)	$12,754
Commodity forward contracts	—	—	—	2,978	—	2,978
Interest rate swap contracts	91	—	91	—	—	—
	$91	$—	$91	$16,163	$(431)	$15,732

Derivatives not designated as cash flow hedging instruments:
Commodity price swap contracts	$4,244	$(756)	$3,488	$12,903	$(9,887)	$3,016
NYMEX futures contracts	—	—	—	1,975	—	1,975
Commodity forward contracts	5,905	—	5,905	5,338	—	5,338
Foreign currency forward contracts	—	—	—	6,519	—	6,519
	$10,149	$(756)	$9,393	$26,735	$(9,887)	$16,848

Total net balance			$9,484			$32,580

Balance sheet classification:	Prepayment and other		$9,484	Accrued liabilities		$32,580

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2017, we had a pre-tax net unrealized loss of $1.3 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized gain of $0.1 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 14:	Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and related matters. For the items for which a reasonable estimate has been made, we recognized a provisional tax benefit amount of $307.1 million, which is included as a component of the income tax provision in 2017.

Provisional Amounts

Deferred Tax Assets and Liabilities: We remeasured certain deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 25%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded that related to remeasurement of our deferred tax balance was a tax benefit of $315.0 million. Included within our net deferred liability are deferred state income tax balances, which are recorded net of federal tax expense. While many states have not publicly commented on the changes in the Act, we have estimated the value of our state deferred tax balances based upon existing law and related guidance.

Foreign Tax Effects: The one-time transition tax is based on our foreign subsidiaries’ earnings and profits (“E&P”) arising primarily from our acquisition of PCLI in 2017. This E&P was previously deferred from U.S. income taxes at 35% plus the effect of U.S. state income tax, or together generally 38%. We previously provided deferred U.S. taxes for the repatriation of these deferred amounts. At December 31, 2017, we recorded a provisional amount for our one-time transition tax liability of $6.5 million for our foreign subsidiaries at 15.5% plus the effect of state income tax, or together generally 20%. We have not yet completed our calculation of the total foreign E&P for these foreign subsidiaries. This amount may change when we finalize the calculation of foreign E&P previously deferred from U.S. federal taxation. Additional income taxes have been provided for the remaining outside basis difference inherent in these entities at 21% plus the effect of U.S. state income tax, or together generally 25% as these amounts are not considered to be indefinitely reinvested in foreign operations for which we have provided deferred taxes of $1.4 million.

Our accounting for these provisional amounts related to foreign tax effects is incomplete pending the completion of our analysis of E&P, the related US foreign tax credits and outside basis differences.

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current
Federal	$102,786	$(71,878)	$480,446
State	2,760	(7,304)	71,750
Foreign	19,597	—	—
Deferred
Federal	(156,767)	100,208	(127,714)
State	28,527	(1,615)	(18,422)
Foreign	(9,282)	—	—
	$(12,379)	$19,411	$406,060

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense (benefit) as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Tax computed at statutory rate	$304,102	$(60,037)	$422,999
Effect of the Act	(307,101)	—	—
State income taxes, net of federal tax benefit	21,343	(14,056)	40,385
Domestic production activities deduction	(9,937)	4,170	(35,200)
Noncontrolling interest in net income	(29,357)	(26,903)	(24,155)
Goodwill	—	119,722	—
Other	8,571	(3,485)	2,031
	$(12,379)	$19,411	$406,060

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(560,957)	$(560,957)
Accrued employee benefits	14,685	—	14,685
Accrued post-retirement benefits	10,358	—	10,358
Accrued environmental costs	28,657	—	28,657
Hedging instruments	16	—	16
Inventory differences	—	(35,501)	(35,501)
Deferred turnaround costs	—	(58,645)	(58,645)
Net operating loss and tax credit carryforwards	21,682	—	21,682
Investment in HEP	—	(62,321)	(62,321)
Other	—	(5,759)	(5,759)
Total	$75,398	$(723,183)	$(647,785)

	December 31, 2016
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(618,053)	$(618,053)
Accrued employee benefits	21,355	—	21,355
Accrued post-retirement benefits	10,024	—	10,024
Accrued environmental costs	41,152	—	41,152
Hedging instruments	7,396	—	7,396
Inventory differences	—	(8,341)	(8,341)
Deferred turnaround costs	—	(83,993)	(83,993)
Net operating loss and tax credit carryforwards	23,203	—	23,203
Investment in HEP	—	(27,276)	(27,276)
Other	14,119	—	14,119
Total	$117,249	$(737,663)	$(620,414)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We have Oklahoma income tax credits of $9.7 million that can be carried forward indefinitely, and Kansas income tax credits of $16.8 million that can be carried forward for 16 tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2017	2016	2015
		(In thousands)
Balance at January 1	$22,137	$—	$—
Additions based on tax positions related to the current year	31,615	22,137	—
Balance at December 31	$53,752	$22,137	$—

At December 31, 2017 and 2016, there were $53.8 million and $22.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We had no unrecognized benefits at December 31, 2015. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The 2016 and 2017 additions to unrecognized tax benefits relates to claims filed with the IRS on the federal income tax treatment of refundable biodiesel/ethanol blending tax credits for certain prior years. The issues related to the claims are complex and uncertain, and we cannot conclude that it is more likely than not that we will sustain the claims. Therefore, no tax benefit has been recognized for the filed claims. We believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within 12 months of the reporting date based on additional filings.

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. and Canadian federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2012. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2013.

NOTE 15:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Years Ended December 31,
	2017	2016	2015

Common shares outstanding at January 1	177,345,266	180,234,388	196,086,090
Issuance of restricted stock, excluding restricted stock with performance feature	55,626	870,378	447,534
Vesting of performance units	138,374	76,404	136,896
Vesting of restricted stock with performance feature	350,063	40,294	43,774
Forfeitures of restricted stock	(139,634)	(16,795)	(51,332)
Purchase of treasury stock (1)	(342,073)	(3,859,403)	(16,428,574)
Common shares outstanding at December 31	177,407,622	177,345,266	180,234,388

(1)
Includes 342,073, 147,922 and 151,967 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2017, we had remaining authorization to repurchase up to $178.8 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2017, 2016 and 2015, we withheld shares of our common stock from certain employees in the amounts of $15.9 million, $4.7 million and $6.2 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 16:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2017
Net change in foreign currency translation adjustment	$22,151	$7,774	$14,377
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	14,447	5,613	8,834
Net change in pension and other post-retirement benefit obligations	(5,807)	(2,037)	(3,770)
Other comprehensive income	30,787	11,349	19,438
Less other comprehensive loss attributable to noncontrolling interest	(57)	—	(57)
Other comprehensive gain attributable to HollyFrontier stockholders	$30,844	$11,349	$19,495

Year Ended December 31, 2016
Net unrealized gain on marketable securities	$104	$40	$64
Net unrealized gain on hedging instruments	25,040	9,713	15,327
Net change in other post-retirement benefit obligations	(1,113)	(431)	(682)
Other comprehensive income	24,031	9,322	14,709
Less other comprehensive loss attributable to noncontrolling interest	(58)	—	(58)
Other comprehensive income attributable to HollyFrontier stockholders	$24,089	$9,322	$14,767

Year Ended December 31, 2015
Net unrealized gain on marketable securities	$38	$14	$24
Net unrealized loss on hedging instruments	(52,259)	(20,282)	(31,977)
Net change in other post-retirement benefit obligations	79	31	48
Other comprehensive loss	(52,142)	(20,237)	(31,905)
Less other comprehensive income attributable to noncontrolling interest	144	—	144
Other comprehensive loss attributable to HollyFrontier stockholders	$(52,286)	$(20,237)	$(32,049)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Marketable securities	$—	$(23)	$(51)	Interest income
	—	—	42	Other, net
	—	(23)	(9)
	—	(9)	(3)	Income tax benefit
	—	(14)	(6)	Net of tax

Hedging instruments:
Commodity price swaps	7,836	(20,293)	245,819	Sales and other revenues
	(299)	—	(179,700)	Cost of products sold
	(19,244)	(21,864)	(17,607)	Operating expenses
Interest rate swaps	179	(508)	(2,100)	Interest expense
	(11,528)	(42,665)	46,412
	(4,490)	(16,387)	18,454	Income tax expense (benefit)
	(7,038)	(26,278)	27,958	Net of tax
	(74)	320	1,273	Noncontrolling interest
	(7,112)	(25,958)	29,231	Net of tax and noncontrolling interest

Other post-retirement benefit obligations:
Post-retirement healthcare obligation	87	130	271	Cost of products sold
	3,012	2,989	2,681	Operating expenses
	382	363	347	Selling, general and administrative expenses
	3,481	3,482	3,299
	1,347	1,348	1,277	Income tax expense
	2,134	2,134	2,022	Net of tax

Retirement restoration plan	(17)	(15)	(20)	Selling, general and administrative expenses
	(7)	(6)	(8)	Income tax benefit
	(10)	(9)	(12)	Net of tax

Total reclassifications for the period	$(4,988)	$(23,847)	$31,235

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2017	2016
	(In thousands)
Foreign currency translation adjustment	$14,377	$—
Unrealized loss on pension obligation	(654)	—
Unrealized gain on post-retirement benefit obligations	16,939	20,055
Unrealized gain on marketable securities	—	3
Unrealized loss on hedging instruments, net of noncontrolling interest	(793)	(9,446)
Accumulated other comprehensive income	$29,869	$10,612

NOTE 17:	Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post-retirement healthcare plan for PCLI employees that were previously covered under legacy Suncor plans.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Our agreement with Suncor also provides that pension assets related to the union and non-union pension plans will be transferred from the Suncor plans to a pension trust established by us and will be computed in accordance with the share purchase agreement, subject to regulatory approval. Our purchase price allocation as of February 1, 2017 included estimates of the amount of pension benefit obligation and the pension assets to be transferred using actuarial estimates. The actual asset transfer to our PCLI pension plan trust will be a cash transfer that is expected to occur in 2018. As of December 31, 2017, the plan asset balance represents a receivable for the pending transfer from the Suncor plans.

The following table sets forth the changes in the benefit obligation and plan assets of our PCLI pension plans for the eleven months ended December 31, 2017:

February 1, 2017 to December 31, 2017
(In thousands)
Change in plans' benefit obligations
Pension plans' benefit obligation at acquisition	$52,155
Service cost	3,598
Interest cost	1,979
Actuarial loss	4,503
Benefits paid	(966)
Foreign currency exchange rate changes	2,313
Pension plans' benefit obligation - end of year	$63,582

Change in pension plans assets
Fair value of plans assets at acquisition	$51,870
Actual return on plans assets	6,182
Benefits paid	(966)
Foreign currency exchange rate changes	2,175
Fair value of plans assets - end of year	$59,261

Funded status
Under-funded balance	$(4,321)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$(4,321)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$1,162

The accumulated benefit obligation was $52.8 million at December 31, 2017. The measurement date used for our pension plans was December 31, 2017.

The weighted average assumptions used to determine end of period benefit obligations:

December 31, 2017

Discount rate	3.40%
Rate of future compensation increases	3.00%

Net periodic pension expense consisted of the following components:

February 1, 2017 to December 31, 2017
(In thousands)
Service cost - benefit earned during the period	$3,598
Interest cost on projected benefit obligations	1,979
Expected return on plans assets	(2,841)
Net periodic pension expense	$2,736

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The weighted average assumptions used to determine net periodic pension expense:

February 1, 2017 to December 31, 2017

Discount rate	3.80%
Rate of future compensation increases	3.00%
Expected long-term rate of return on assets	5.75%

Benefit payments, which reflect expected future service, are expected to be paid as follows: $0.8 million in 2018, $1.2 million in 2019, $1.5 million in 2020, $1.8 million in 2021, $2.1 million in 2022 and $14.9 million in 2023 to 2027.

Post-retirement Healthcare Plans
We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. This plan is unfunded and provides differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by this plan at December 31, 2017. In addition, we established a post-retirement healthcare and other benefits plan for our PCLI employees.

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(In thousands)
Change in plan’s benefit obligation
Post-retirement plan's benefit obligation - beginning of year	$18,992	$21,201
PCLI acquisition	8,212	—
Service cost	1,511	1,294
Interest cost	987	787
Participant contributions	181	244
Amendments	—	21
Benefits paid	(1,800)	(2,171)
Actuarial loss (gain)	1,058	(2,384)
Foreign currency exchange rate changes	358	—
Post-retirement plans' benefit obligation - end of year	$29,499	$18,992

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	1,542	1,927
Participant contributions	258	244
Benefits paid	(1,800)	(2,171)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(29,499)	$(18,992)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(29,499)	$(18,992)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial (loss) gain	$(287)	$771
Prior service credit	28,953	32,434
Total	$28,666	$33,205

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.9 million in 2018; $1.6 million in 2019; $1.6 million in 2020; $1.7 million in 2021; $1.7 million in 2022; and $8.2 million in 2023 through 2027.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31, 2017		December 31, 2016
	HFC	PCLI	HFC

Discount rate	3.35%	3.40%	3.75%
Current health care trend rate	7.00%	6.50%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2028	2022	2030

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Service cost – benefit earned during the year	$1,511	$1,294	$1,694
Interest cost on projected benefit obligations	987	787	819
Amortization of prior service credit	(3,481)	(3,482)	(3,482)
Amortization of net loss	—	—	183
Net periodic post-retirement credit	$(983)	$(1,401)	$(786)

Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plan. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2017		2016	2015
	HFC	PCLI	HFC

Discount rate	3.75%	3.80%	3.90%	3.60%
Current health care trend rate	7.00%	6.50%	8.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2030	2022	2041	2042

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$175	$(146)
Interest cost	$48	$(42)
Year-end accumulated post-retirement benefit obligation	$1,393	$(1,204)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.7 million and $2.7 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, the projected benefit obligation under this plan was $2.7 million. Annual benefit payments of $0.2 million are expected to be paid through 2027, which reflect expected future service.

Defined Contribution Plan
We have a defined contribution “401(k)” plan that covers substantially all U.S. employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $17.6 million, $17.5 million and $17.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with this plan.

NOTE 18:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2017, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2018	$82,345
2019	74,987
2020	70,654
2021	58,571
2022	51,019
Thereafter	88,626
Total	$426,202

Rental expense charged to operations was $95.7 million, $93.2 million and $107.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 19:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2019 through 2033.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2018 through 2033. At December 31, 2017, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2018	$148,716
2019	132,547
2020	119,639
2021	107,400
2022	102,884
Thereafter	857,454
Total	$1,468,640

Transportation and storage costs incurred under these agreements totaled $140.5 million, $135.1 million and $137.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We have a crude oil supply contract that requires the supplier to deliver a specified volume of crude oil or pay a shortfall fee for the difference in the actual barrels delivered to us less the specified barrels per the supply contract. For the contract year ended August 31, 2017, the actual number of barrels delivered to us was substantially less than the specified barrels, and we recorded a reduction to cost of goods sold and accumulated a shortfall fee receivable of $26.0 million during this period. In September 2017, the supplier notified us they are disputing the shortfall fee owed and in October 2017 notified us of their demand for arbitration. We offset the receivable with payments of invoices for deliveries of crude oil received subsequent to August 31, 2017, which is permitted under the supply contract. We believe the disputes and claims made by the supplier are without merit.

In March, 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, has submitted requests for reimbursement of approximately $20.0 million pursuant to contractual indemnity provisions under the APA for various costs incurred, as well as additional claims related to environmental matters. We have rejected most of the claims for payment, and this matter is scheduled for arbitration beginning in July 2018. We have accrued the costs we believe are owed pursuant to the APA, and we estimate that any reasonably possible losses beyond the amounts accrued are not material.

NOTE 20:	Segment Information

Effective fourth quarter of 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, our Tulsa Refineries’ lubricants operations, previously reported in the Refining segment, are now combined with the operations of our Petro-Canada Lubricants business (acquired February 1, 2017) and reported in the Lubricants and Specialty Products segment. Our prior period segment information has been retrospectively adjusted to reflect our current segment presentation.

Our operations are organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. Our operations that are not included in the Refining, Lubricants and Specialty Products and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations. Corporate and Other and Eliminations are aggregated and presented under Corporate, Other and Eliminations column.

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interest in each of the Osage Pipeline and the Cheyenne Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2017
Sales and other revenues:
Revenues from external customers	$12,579,672	$1,594,036	$77,225	$366	$14,251,299
Intersegment revenues	338,390	—	377,137	(715,527)	—
	$12,918,062	$1,594,036	$454,362	$(715,161)	$14,251,299
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$11,009,345	$1,093,984	$—	$(635,530)	$11,467,799
Lower of cost or market inventory valuation adjustment	(107,479)	(1,206)	—	—	(108,685)
Operating expenses	$1,006,675	$222,461	$137,605	$(72,507)	$1,294,234
Selling, general and administrative expenses	$103,067	$105,112	$14,323	$42,372	$264,874
Depreciation and amortization	$289,434	$31,894	$77,660	$10,949	$409,937
Asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$597,773	$141,791	$224,774	$(60,445)	$903,893
Earnings of equity method investments	$—	$—	$12,510	$—	$12,510
Capital expenditures	$176,533	$31,464	$44,810	$19,452	$272,259
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2016
Sales and other revenues:
Revenues from external customers	$10,002,831	$464,359	$68,927	$(417)	$10,535,700
Intersegment revenues	317,884	—	333,116	(651,000)	—
	$10,320,715	$464,359	$402,043	$(651,417)	$10,535,700
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$9,003,505	$377,136	$—	$(614,714)	$8,765,927
Lower of cost or market inventory valuation adjustment	$(287,848)	$(4,090)	$—	$—	$(291,938)
Operating expenses	$909,724	$13,867	$123,984	$(28,736)	$1,018,839
Selling, general and administrative expenses	$92,297	$2,899	$12,532	$17,920	$125,648
Depreciation and amortization	$281,701	$620	$68,811	$11,895	$363,027
Goodwill and asset impairment	$654,084	$—	$—	$—	$654,084
Income (loss) from operations	$(332,748)	$73,927	$196,716	$(37,782)	$(99,887)
Earnings of equity method investments	$—	$—	$14,213	$—	$14,213
Capital expenditures	$357,407	$5,708	$107,595	$9,080	$479,790
Total assets	$6,048,091	$465,715	$1,920,487	$1,001,368	$9,435,661

Year Ended December 31, 2015
Sales and other revenues:
Revenues from external customers	$12,677,901	$493,282	$66,654	$83	$13,237,920
Intersegment revenues	361,211	—	292,221	(653,432)	—
	$13,039,112	$493,282	$358,875	$(653,349)	$13,237,920
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$10,472,268	$414,553	$—	$(647,603)	$10,239,218
Lower of cost or market inventory valuation adjustment	$225,736	$1,243	$—	$—	$226,979
Operating expenses	$940,629	$14,042	$105,554	$148	$1,060,373
Selling, general and administrative expenses	$91,279	$2,615	$12,556	$14,396	$120,846
Depreciation and amortization	$273,091	$254	$61,690	$11,116	$346,151
Income (loss) from operations	$1,036,109	$60,575	$179,075	$(31,406)	$1,244,353
Earnings (loss) of equity method investments	$—	$—	$4,803	$(8,541)	$(3,738)
Capital expenditures	$461,326	$7,685	$193,121	$14,023	$676,155
Total assets	$6,286,154	$320,510	$1,802,970	$(21,335)	$8,388,299

NOTE 21:	Significant Customers

We have two significant customers (Shell Oil and Sinclair), each of which has historically accounted for approximately 10% of our annual revenues. Shell Oil accounted for $1,317.9 million (9%), $1,048.2 million (10%) and $1,252.6 million (9%) for the years ended December 31, 2017, 2016 and 2015, respectively, and Sinclair accounted for $1,135.7 million (8%), $927.0 million (9%) and $1,104.9 million (8%) of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Non-U.S. sales represented 7% of our revenues for the year ended December 31, 2017. The Canadian market represents our largest concentration of foreign sales and accounted for 4% of our revenues for the year ended December 31, 2017.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 22:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2017
Sales and other revenues	$3,080,483	$3,458,864	$3,719,247	$3,992,705	$14,251,299
Operating costs and expenses	$3,113,207	$3,337,179	$3,269,967	$3,627,053	$13,347,406
Income (loss) from operations (1,2)	$(32,724)	$121,685	$449,280	$365,652	$903,893
Income (loss) before income taxes	$(54,571)	$106,069	$446,103	$371,262	$868,863
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$57,767	$272,014	$521,082	$805,395
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$(0.26)	$0.33	$1.53	$2.94	$4.54
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$(0.26)	$0.33	$1.53	$2.92	$4.52
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,210	176,147	176,149	176,265	176,174
Diluted	176,210	176,302	176,530	177,457	177,196

Year Ended December 31, 2016
Sales and other revenues	$2,018,724	$2,714,638	$2,847,270	$2,955,068	$10,535,700
Operating costs and expenses	$1,935,126	$3,135,180	$2,722,505	$2,842,776	$10,635,587
Income (loss) from operations (3) (4)	$83,598	$(420,542)	$124,765	$112,292	$(99,887)
Income (loss) before income taxes	$65,698	$(430,515)	$109,867	$83,416	$(171,534)
Net income (loss) attributable to HollyFrontier stockholders	$21,253	$(409,368)	$74,497	$53,165	$(260,453)
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$0.12	$(2.33)	$0.42	$0.30	$(1.48)
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$0.12	$(2.33)	$0.42	$0.30	$(1.48)
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,737	175,865	175,871	175,936	176,101
Diluted	176,784	175,865	175,993	176,137	176,101

(1) For 2017, income from operations reflects non-cash lower of cost or market inventory valuation charges of $11.8 million and $84.0 million for the first and second quarters, respectively, and a reduction of $111.1 million and $93.4 million for the third and fourth quarters, respectively.

(2) For 2017, income from operations reflects long-lived asset impairment charges of $23.2 million in the second quarter.

(3) For 2016, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $56.1 million and $138.5 million for the first and second quarters, respectively, and increases of $0.3 million for the third quarter and a reduction of $97.7 million for the fourth quarter.

(4) For 2016, income from operations reflects non-cash goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million , respectively, in the second quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2017 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 9, 2018 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 102 to 107 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

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

2.5
Equity Restructuring Agreement, dated as of October 18, 2017, by and between HEP Logistics Holdings, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed October 19, 2017, File No. 1-03876).

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

4.3
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 1-03876).

4.4
Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.5
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

10.10
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013, effective June 1, 2013, among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-03876).

10.11*
Eighteenth Amended and Restated Omnibus Agreement, dated January 19, 2018, effective December 8, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries.

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

Table of Content

Exhibit Number	Description

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

10.18
Guaranty, dated November 1, 2010, by Frontier Oil Corporation in favor of BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp. (incorporated by reference to Exhibit 10.2 to Frontier Oil Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-07627).

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

10.26
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P. and HEP Refining L.L.C. (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.27
Third Amended and Restated Master Throughput Agreement, dated January 18, 2017, effective January 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.27of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

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

10.30
Fourth Amended and Restated Master Lease and Access Agreement, dated January 18, 2017, effective January 1, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.31
First Amendment to Fourth Amended and Restated Master Lease and Access Agreement, dated as of October 13, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 1-03876).

10.32
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.33
Amendment to Master Tolling Agreement (Refinery Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

10.34
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

10.35
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

10.36
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.67 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.37
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.68 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.38
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.39
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed August 10, 2016, File No. 1-03876).

10.40
LLC Interest Purchase Agreement, dated October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 4, 2016, File No. 1-03876).

10.41+
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

10.42+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.43+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.44+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.45+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.46+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.47+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.48+	Holly Corporation Amended and Restated Change in Control Agreement Policy (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed March 1, 2011, File No. 1-03876).

10.49+
Holly Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.50+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 4.11 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.51+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 4.12 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.52+*	Form of Performance Share Unit Agreement (for 162(m) covered employees).

10.53+*	Form of Performance Share Unit Agreement (for non-162(m) covered employees).

10.54+
Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.55+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.56+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.57+
Form of Notice of Grant of Restricted Stock Units (for non-employee directors) (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.58+*	Form of Restricted Stock Unit Agreement (for employees).

10.59+*	Form of Notice of Grant of Restricted Stock Units (for employees).

10.60+
Form of Indemnification Agreement entered into with directors and officers of Holly Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed December 13, 2006, File No. 1-03876).

10.61+
HollyFrontier Corporation Omnibus Incentive Compensation Plan (formerly the Frontier Oil Corporation Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

10.62+
First Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.63+
Second Amendment to the HollyFrontier Corporation Omnibus Incentive Compensation Plan, dated November 9, 2016 (incorporated by reference to Exhibit 10.56 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-03876).

10.64+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.65+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.66+
Form of Indemnification Agreement between HollyFrontier Corporation and each of its officers and directors (incorporated by reference to Exhibit 10.79 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.67+
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

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 21, 2018	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ George J. Damiris	Chief Executive Officer, President	February 21, 2018
George J. Damiris	and Director

/s/ Richard L. Voliva III	Executive Vice President and	February 21, 2018
Richard L. Voliva III	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 21, 2018
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael C. Jennings	Chairman of the Board	February 21, 2018
Michael C. Jennings

/s/ Anne-Marie N. Ainsworth	Director	February 21, 2018
Anne-Marie N. Ainsworth

/s/ Douglas Y. Bech	Director	February 21, 2018
Douglas Y. Bech

/s/ Anna C. Catalano	Director	February 21, 2018
Anna C. Catalano

/s/ Leldon Echols	Director	February 21, 2018
Leldon Echols

/s/ R. Kevin Hardage	Director	February 21, 2018
R. Kevin Hardage

/s/ Robert J. Kostelnik	Director	February 21, 2018
Robert J. Kostelnik

/s/ James H. Lee	Director	February 21, 2018
James H. Lee

/s/ Franklin Myers	Director	February 21, 2018
Franklin Myers

/s/ Michael E. Rose	Director	February 21, 2018
Michael E. Rose