Form 10-Q
period 2018-03-31
HollyFrontier Corp
filed 2018-05-02
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
176,542,274 shares of Common Stock, par value $.01 per share, were outstanding on April 27, 2018.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. This summary discussion should be read in conjunction with the discussion of the known material risk factors and other cautionary statements under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (“RFS”) regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.

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

Table of Content

“White oil” is an extremely pure, highly-refined petroleum product that has a wide variety of applications ranging from pharmaceutical to cosmetic products.

“WTI” means West Texas Intermediate and is a grade of crude oil used as a common benchmark in oil pricing. WTI is a sweet crude oil and has a relatively low density.

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $8,565 and $7,776, respectively)	$781,467	$630,757

Accounts receivable: Product and transportation (HEP: $14,534 and $12,803, respectively)	669,978	659,530
Crude oil resales	172,820	61,203
	842,798	720,733
Inventories: Crude oil and refined products	1,318,728	1,409,538
Materials, supplies and other (HEP: $916 and $916, respectively)	273,553	220,554
	1,592,281	1,630,092
Income taxes receivable	21,610	44,337
Prepayments and other (HEP: $2,092 and $1,395, respectively)	54,757	36,909
Total current assets	3,292,913	3,062,828

Properties, plants and equipment, at cost (HEP: $2,024,405 and $2,011,915, respectively)	6,557,922	6,523,789
Less accumulated depreciation (HEP: $(430,339) and $(408,599), respectively)	(1,884,643)	(1,810,515)
	4,673,279	4,713,274
Other assets: Turnaround costs	270,065	231,319
Goodwill (HEP: $312,059 and $310,610, respectively)	2,242,980	2,244,744
Intangibles and other (HEP: $201,699 and $206,167, respectively)	432,837	439,989
	2,945,882	2,916,052
Total assets	$10,912,074	$10,692,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $13,269 and $14,637, respectively)	$1,194,082	$1,220,795
Income taxes payable	35,717	3,159
Accrued liabilities (HEP: $28,313 and $33,214, respectively)	235,207	198,756
Total current liabilities	1,465,006	1,422,710

Long-term debt (HEP: $1,390,952 and $1,507,308, respectively)	2,382,874	2,498,993
Deferred income taxes (HEP: $565 and $525, respectively)	679,899	647,785
Other long-term liabilities (HEP: $62,886 and $62,590, respectively)	226,383	225,726

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,015,579 and 256,015,550 shares issued as of March 31, 2018 and December 31, 2017, respectively	2,560	2,560
Additional capital	4,183,695	4,132,696
Retained earnings	3,544,830	3,346,615
Accumulated other comprehensive income	19,861	29,869
Common stock held in treasury, at cost – 79,236,939 and 78,607,928 shares as of March 31, 2018 and December 31, 2017, respectively	(2,169,488)	(2,140,911)
Total HollyFrontier stockholders’ equity	5,581,458	5,370,829
Noncontrolling interest	576,454	526,111
Total equity	6,157,912	5,896,940
Total liabilities and equity	$10,912,074	$10,692,154

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2018 and December 31, 2017. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Sales and other revenues	$4,128,427	$3,080,483
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,347,125	2,641,176
Lower of cost or market inventory valuation adjustment	(103,838)	11,823
	3,243,287	2,652,999
Operating expenses (exclusive of depreciation and amortization)	320,288	307,725
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64,664	57,255
Depreciation and amortization	104,341	96,040
Total operating costs and expenses	3,732,580	3,114,019
Income (loss) from operations	395,847	(33,536)
Other income (expense):
Earnings of equity method investments	1,279	1,840
Interest income	2,590	819
Interest expense	(32,723)	(27,158)
Loss on early extinguishment of debt	—	(12,225)
Gain (loss) on foreign currency transactions	5,560	(9,933)
Gain on foreign currency swap contracts	—	24,545
Other, net	1,346	1,077
	(21,948)	(21,035)
Income (loss) before income taxes	373,899	(54,571)
Income tax expense (benefit):
Current	57,651	(24,316)
Deferred	27,386	7,527
	85,037	(16,789)
Net income (loss)	288,862	(37,782)
Less net income attributable to noncontrolling interest	20,771	7,686
Net income (loss) attributable to HollyFrontier stockholders	$268,091	$(45,468)
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.51	$(0.26)
Diluted	$1.50	$(0.26)
Cash dividends declared per common share	$0.33	$0.33
Average number of common shares outstanding:
Basic	176,617	176,210
Diluted	177,954	176,210

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$288,862	$(37,782)
Other comprehensive loss:
Foreign currency translation adjustment	(11,940)	(6,713)
Unrealized loss on marketable securities available for sale	—	(4)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(4,379)	3,413
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(1,191)	361
Amortization of unrealized loss attributable to discontinued cash flow hedges	—	270
Net unrealized gain (loss) on hedging instruments	(5,570)	4,044
Other comprehensive loss before income taxes	(17,510)	(2,673)
Income tax benefit	(7,502)	(235)
Other comprehensive loss	(10,008)	(2,438)
Total comprehensive income (loss)	278,854	(40,220)
Less noncontrolling interest in comprehensive income	20,771	7,736
Comprehensive income (loss) attributable to HollyFrontier stockholders	$258,083	$(47,956)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$288,862	$(37,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,341	96,040
Lower of cost or market inventory valuation adjustment	(103,838)	11,823
Earnings of equity method investments, inclusive of distributions	243	273
Gain on sale of assets	(180)	(65)
Loss on early extinguishment of debt attributable to unamortized discount	—	2,475
Deferred income taxes	27,386	7,527
Equity-based compensation expense	8,797	7,410
Change in fair value – derivative instruments	(18,096)	(5,426)
(Increase) decrease in current assets:
Accounts receivable	(136,841)	(200)
Inventories	151,451	14,005
Income taxes receivable	21,111	(18,598)
Prepayments and other	(5,297)	(2,343)
Increase (decrease) in current liabilities:
Accounts payable	(20,065)	(122,744)
Income taxes payable	33,701	288
Accrued liabilities	34,978	41,681
Turnaround expenditures	(56,833)	(47,977)
Other, net	4,064	14,229
Net cash provided by (used for) operating activities	333,784	(39,384)

Cash flows from investing activities:
Additions to properties, plants and equipment	(56,927)	(51,492)
Additions to properties, plants and equipment – HEP	(12,612)	(8,265)
Purchase of PCLI, net of cash acquired	—	(840,432)
Purchases of marketable securities	—	(41,565)
Sales and maturities of marketable securities	—	465,716
Other, net	3,458	3,022
Net cash used for investing activities	(66,081)	(473,016)

Cash flows from financing activities:
Borrowings under credit agreements	227,000	406,000
Repayments under credit agreements	(343,500)	(112,000)
Redemption of senior notes - HEP	—	(309,750)
Proceeds from issuance of common units - HEP	114,529	37,563
Purchase of treasury stock	(25,182)	—
Dividends	(58,856)	(58,992)
Distributions to noncontrolling interest	(29,237)	(26,536)
Shares withheld for tax withholding obligations	(465)	(274)
Other, net	—	(4,374)
Net cash used for financing activities	(115,711)	(68,363)

Effect of exchange rate on cash flow	(1,282)	(304)

Cash and cash equivalents:
Increase (decrease) for the period	150,710	(581,067)
Beginning of period	630,757	710,579
End of period	$781,467	$129,512

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(17,293)	$(27,111)
Income taxes, net	$(2,857)	$(2,513)

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of March 31, 2018, we:

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

•	owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario which produces base oils and other specialized lubricant products;

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”) which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 57% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”).

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2018, the consolidated results of operations and comprehensive income for the three months ended March 31, 2018 and 2017 and consolidated cash flows for the three months ended March 31, 2018 and 2017 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2018.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million at both March 31, 2018 and December 31, 2017.

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

Goodwill and Long-lived Assets: As of March 31, 2018, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

In connection with our PCLI acquisition on February 1, 2017, we issued intercompany notes to initially fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the income statement. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to corporate and other. See Note 15 for additional information on our segments.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. As of March 31, 2018, we have not fully completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balance and the one-time transition tax and related matters.

At December 31, 2017, we remeasured certain deferred tax assets and liabilities based upon the rates at which they are expected to turn in the future, which is generally 25%. At March 31, 2018, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred amounts. Our accounting for these provisional amounts related to the Act is incomplete pending the completion of our analysis.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2018 and 2017, we received proceeds of $9.8 million and $12.3 million, respectively, and repaid $10.0 million and $12.7 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Accumulated Other Comprehensive Income
In February 2018, Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”),” was issued permitting a reclassification of stranded tax effects caused by the Tax Cuts and Jobs Act enacted on December 22, 2017 between AOCI and retained earnings. We adopted this standard effective for the period ended March 31, 2018 and recorded a cumulative effect adjustment of $3.6 million as an increase to AOCI and a decrease to retained earnings.

Hedge Accounting
In August 2017, ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” was issued amending hedge accounting recognition and presentation requirements, including elimination of the requirement to separately measure and report hedge ineffectiveness, and eases certain documentation and assessment requirements. We adopted this standard effective January 1, 2018 and recorded a cumulative effect adjustment of $0.1 million as a decrease to AOCI and an increase to retained earnings to eliminate the separate measurement of hedge ineffectiveness existing at the date of adoption. Our amended presentation and disclosures have been applied prospectively in Note 10.

Stock Compensation
In May 2017, ASU 2017-09, “Stock Compensation: Scope of Modification Accounting,” was issued to provide clarity to accounting for share-based payment awards in the event of a modification in the terms or conditions. We adopted this standard effective January 1, 2018 , which did not affect our financial position, results of operations or cash flows.

Post-retirement Benefit Cost
In March 2017, ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost,” was issued amending current GAAP related to the income statement presentation of the components of net periodic pension cost and net periodic post-retirement cost (credit). We adopted this standard effective January 1, 2018 on a retrospective basis with the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on plan assets and amortization of prior service credit have been reclassified from selling, general and administrative expenses to other, net. The adoption of this standard had no impact on our financial condition, results of operations or cash flows.

The effect of the retrospective presentation change related to the net periodic cost / benefit of our defined benefit pension and other post-retirement plans on our consolidated income statement was as follows:

	Three Months Ended March 31, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$2,641,157	$19	$2,641,176
Operating expenses	$307,117	$608	$307,725
Selling, general and administrative expenses	$57,070	$185	$57,255
Other, net	$265	$812	$1,077

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Business Combinations
In January 2017, ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” was issued clarifying the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this standard effective January 1, 2018, which did not affect our financial position, results of operations or cash flows.

Cash Flow Presentation
In August 2016, ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” was issued clarifying how entities should classify certain cash receipts and cash payments in the statements of cash flows and amends certain disclosure requirements. We adopted this standard effective January 1, 2018, which did not affect our financial position, results of operations or cash flows.

Revenue Recognition
In May 2014, ASU 2014-09 “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. We adopted this standard effective January 1, 2018, and therefore, conformed our revenue recognition policies for certain lubricant product sales agreements with U.S. and European marketers and distributors that provide rights of return provisions under which we repurchase such products and sell directly to end customers. Prior to January 1, 2018, we recognized revenues and costs, net of allowances for expected returns under such agreements when such products were shipped to U.S. and European distributors. Effective with the adoption of ASU 2014-09, revenues and related product costs are no longer recognized when products are shipped to distributors, but rather, revenues and costs are recognized in earnings only when such products are ultimately sold to end customers.

We adopted this standard using the modified retrospective method, whereby the cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings as well as the carrying amounts of assets and liabilities as of January 1, 2018, which had no impact on our cash flows. The following reflects the cumulative effect of adoption as of January 1, 2018.

	Prior to Adoption	Increase (Decrease)	As Adjusted
	(In thousands)
Accounts receivable: Product and transportation	$659,530	$(8,198)	$651,332
Inventories: Crude oil and refined products	$1,409,538	$5,124	$1,414,662
Accounts payable	$1,220,795	$7,336	$1,228,131
Deferred income taxes	$647,785	$(2,963)	$644,822
Retained earnings	$3,346,615	$(7,447)	$3,339,168

See Note 3 for disclosure of revenues from contracts with customers.

Accounting Pronouncements - Not Yet Adopted

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

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek’s refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”).

As of March 31, 2018, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the three months ended March 31, 2018. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

These acquisitions were accounted for as a business combination achieved in stages. HEP’s preexisting equity method investments in SLC Pipeline LLC and Frontier Aspen LLC were remeasured at an acquisition date fair value of $112.0 million, since HEP acquired a controlling interest, and a gain was recognized on the remeasurement of $36.3 million in the fourth quarter of 2017. The fair value of HEP's preexisting equity method investments in SLC Pipeline LLC and Frontier Aspen LLC was estimated using Level 3 inputs under the income method for these entities, adjusted for lack of control and marketability.

The total consideration of $363.8 million, consisting of cash consideration of $250.0 million, the fair value of HEP's preexisting equity method investments in SLC Pipeline LLC and Frontier Aspen LLC of $112.0 million, and working capital adjustments of $1.8 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill. Preliminary estimated fair values are as follows: cash and cash equivalents $4.6 million, current assets $5.2 million, properties and equipment $277.0 million, intangible assets $70.2 million, goodwill $11.6 million and current liabilities $4.8 million. The fair values are preliminary, and therefore, may change once all needed information has become available and valuations are complete.

HEP Private Placement Agreements
On January 25, 2018, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 HEP common units, representing limited partner interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, at which time HEP received proceeds of $110.0 million, which were used to repay indebtedness under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2018, HEP issued 152,169 common units under this program, providing $4.6 million in net proceeds. As of March 31, 2018, HEP has issued 2,394,076 common units with an aggregate gross sales amount of $81.7 million.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2017 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2018, these agreements result in minimum annualized payments to HEP of $332.7 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

NOTE 3:	Revenues from Contracts with Customers

Substantially all revenue-generating activities relate to sales of refined product and excess crude oil inventories sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to HEP logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,074,388	$2,350,504
Specialty lubricant products (2)	399,039	289,853
Asphalt, fuel oil and other products (3)	207,757	147,492

Total refined product revenues	3,681,184	2,787,849
Excess crude oil revenues (4)	396,716	258,741
Transportation and logistic services	27,457	16,609
Other revenues (5)	23,070	17,284

Total sales and other revenues	$4,128,427	$3,080,483

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Refined product revenues by market
North America
Mid-Continent	$1,889,546	$1,538,245
Southwest	846,478	563,879
Rocky Mountains	630,902	483,785
Northeast	82,857	52,717
Canada	180,422	117,959
Europe and Asia	50,979	31,264

Total refined product revenues	$3,681,184	$2,787,849

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue consist of revenues attributable to our Refining and Lubricants and Specialty Products segments of $161,956 and $45,801, respectively, for the three months ended March 31, 2018 and $116,076 and $31,416, respectively, for the three months ended March 31, 2017.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)
Other revenues consist of revenues attributable to our Refining and Corporate and Other segments of $22,807 and $263, respectively, for the three months ended March 31, 2018 and $17,284 and zero, respectively, for the three months ended March 31, 2017.

Revenue on refined product and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold. HEP recognizes revenues as products are shipped through its pipelines and terminals and as other services are rendered. Additionally, HEP has certain long-term transportation contracts that specify minimum volume requirements, whereby, HEP bills a customer for a minimum level of shipments in the event a customer ships below their contractual requirements. A customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 30 days of the date of invoice.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements. The following table presents changes to our contract liabilities during the three months ended March 31, 2018.

	January 1, 2018	Increase	Recognized as Revenue	March 31, 2018
	(In thousands)
Accrued liabilities	$179	$1,597	$(179)	$1,597

As of March 31, 2018, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2020. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	21,966	19,767	531	—	42,264
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of March 31, 2018 are presented below:

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$32,037	$41,369	$17,600	$12,839	$103,845

NOTE 4:	Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of derivative instruments and RINs credit obligations.

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

The carrying amounts of derivative instruments and RINs credit obligations at March 31, 2018 and December 31, 2017 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2018
Assets:
Foreign currency forward contracts	$16,197	$—	$16,197	$—
Commodity forward contracts	511	—	511	—
Total assets	$16,708	$—	$16,708	$—

Liabilities:
NYMEX futures contracts	$1,309	$1,309	$—	$—
Commodity price swaps	3,580	—	3,580	—
Commodity forward contracts	3,730	—	3,730	—
RINs credit obligations (1)	3,025	—	3,025	—
Total liabilities	$11,644	$1,309	$10,335	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

December 31, 2017
Assets:
Commodity forward contracts	$3,840	$—	$3,840	$—
Total assets	$3,840	$—	$3,840	$—

Liabilities:
NYMEX futures contracts	$3,360	$3,360	$—	$—
Commodity price swaps	2,424	—	2,424	—
Commodity forward contracts	1,020	—	1,020	—
RINs credit obligations (1)	8,931	—	8,931	—
Total liabilities	$15,735	$3,360	$12,375	$—

(1)
Represent obligations for RINs credits for which we do not have sufficient quantities at March 31, 2018 and December 31, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs, quoted forward commodity prices with respect to our commodity price swaps. RINs credit obligations are valued based on current market RINs prices. The fair value of foreign currency forward contracts are based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$268,091	$(45,468)
Participating securities’ (restricted stock) share in earnings	950	379
Net income (loss) attributable to common shares	$267,141	$(45,847)
Average number of shares of common stock outstanding	176,617	176,210
Effect of dilutive variable restricted shares and performance share units (1)	1,337	—
Average number of shares of common stock outstanding assuming dilution	177,954	176,210
Basic earnings (loss) per share	$1.51	$(0.26)
Diluted earnings (loss) per share	$1.50	$(0.26)
(1) Excludes anti-dilutive restricted and performance share units of:	5	135

NOTE 6:	Stock-Based Compensation

As of March 31, 2018, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $8.0 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the three months ended March 31, 2018 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018 (non-vested)	1,726,188	$33.51
Granted	14,583	48.32
Vesting (transfer/conversion to common stock)	(26,948)	31.03
Forfeited	(59,436)	32.97
Outstanding at March 31, 2018 (non-vested)	1,654,387	$33.71	$80,833

For the three months ended March 31, 2018, restricted stock and restricted stock units vested having a grant date fair value of $0.8 million. As of March 31, 2018, there was $27.9 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of performance share unit activity and changes during the three months ended March 31, 2018 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2018 (non-vested)	692,661
Forfeited	(38,126)
Outstanding at March 31, 2018 (non-vested)	654,535

As of March 31, 2018, there was $13.0 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.93 per unit. That cost is expected to be recognized over a weighted-average period of 1.8 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	March 31, 2018	December 31, 2017
	(In thousands)
Crude oil	$545,794	$581,417
Other raw materials and unfinished products(1)	338,327	396,618
Finished products(2)	554,602	655,336
Lower of cost or market reserve	(119,995)	(223,833)
Process chemicals(3)	33,905	24,792
Repair and maintenance supplies and other (4)	239,648	195,762
Total inventory	$1,592,281	$1,630,092

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $120.0 million and $223.8 million at March 31, 2018 and December 31, 2017, respectively. The December 31, 2017 market reserve of $223.8 million was reversed due to the sale of inventory quantities that gave rise to the 2017 reserve. A new market reserve of $120.0 million was established as of March 31, 2018 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of goods sold totaling $103.8 million for the three months ended March 31, 2018 and an increase of $11.8 million for the three months ended March 31, 2017, respectively.

At March 31, 2018, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

During the three months ended March 31, 2018, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2015 and 2017 calendar years end. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy a Renewable Volume Obligation (“RVO”) for those years.

As of the date we received the 2017 Cheyenne Refinery exemption, we had not yet submitted RINs to the EPA to satisfy this 2017 RVO, which we intended to satisfy, in part, with 2016 vintage RINs subject to the 20% carryover limit. In the first quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $37.9 million, representing the net cost of the Cheyenne Refinery’s RINs charged to cost of products sold in 2017, less the loss incurred from selling 2016 vintage RINs prior to their expiration in 2018.

In the first quarter of 2018, the EPA allowed us to generate new 2018 vintage RINs to replace the RINs previously submitted to meet the Cheyenne Refinery’s 2015 RVO. In the first quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $33.8 million representing the fair value of the 2018 RINs generated because of the Cheyenne Refinery’s exemption of its 2015 RVO.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

We incurred expense of $0.3 million for the three months ended March 31, 2018 and and no expense for the three months ended March 31, 2017, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $102.3 million and $103.7 million at March 31, 2018 and December 31, 2017, respectively, of which $88.1 million and $89.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the three months ended March 31, 2018, there was no activity under the HollyFrontier Credit Agreement. At March 31, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the three months ended March 31, 2018, HEP received advances totaling $227.0 million and repaid $343.5 million under the HEP Credit Agreement. At March 31, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $895.5 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets and are guaranteed by HEP’s material wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
Our 5.875% senior notes ($1 billion aggregate principal amount maturing April 2026) (the “HollyFrontier Senior Notes”) are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HEP Senior Notes
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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of long-term debt are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(8,078)	(8,315)
	991,922	991,685

HEP Credit Agreement	895,500	1,012,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(4,548)	(4,692)
	495,452	495,308

Total HEP long-term debt	1,390,952	1,507,308

Total long-term debt	$2,382,874	$2,498,993

The fair values of the senior notes are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)

HollyFrontier senior notes	$1,076,300	$1,113,470

HEP senior notes	$511,740	$525,120

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.9 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10: Derivative Instruments and Hedging Activities

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, forward purchase and sales and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward and foreign exchange swap contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of derivatives designated as hedging instruments under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2018	2017		2018	2017
	(In thousands)
Commodity contracts	$(5,570)	$3,981	Sales and other revenues	$1,647	$3,950
			Cost of products sold	—	(299)
			Operating expenses	(456)	(4,295)
Interest rate contracts (1)	—	63	Interest expense	—	13
Total	$(5,570)	$4,044		$1,191	$(631)

(1) HEP used interest rate swap contracts to manage its exposure to interest rate risk, which matured in July 2017.

Economic Hedges
We have commodity contracts including forward purchase and sell contracts and NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2018	2017
		(In thousands)
Commodity contracts	Cost of products sold	$(4,867)	$7,052
	Operating expenses	—	(4,222)
Foreign currency contracts	Gain (loss) on foreign currency transactions	16,197	—
	Gain on foreign currency swap contracts (1)	—	24,545
	Total	$11,330	$27,375

(1) Relates to Canadian currency swap contracts that settled on February 1, 2017 and effectively fixed the conversion rate on our PCLI purchase price.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of March 31, 2018, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	6,750,000	1,350,000	1,800,000	1,800,000	1,800,000	MMBTU
Forward gasoline and diesel contracts - short	125,000	125,000	—	—	—	Barrels
Forward crude oil contracts - short	784,905	784,905	—	—	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	570,000	570,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	150,000	150,000	—	—	—	Barrels
Foreign currency forward contracts	$454,326,572	$340,605,264	$113,721,308	—	—	U.S. Dollar

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$3,580	$—	$3,580
Commodity forward contracts	68	—	68	3,306	—	3,306
	$68	$—	$68	$6,886	$—	$6,886

Derivatives not designated as cash flow hedging instruments:
Foreign exchange forward contracts	$16,197	$—	$16,197	$—	$—	$—
NYMEX futures contracts	—	—	—	1,309	—	1,309
Commodity forward contracts	443	—	443	424	—	424
	$16,640	$—	$16,640	$1,733	$—	$1,733

Total net balance			$16,708			$8,619

Balance sheet classification:				Accrued liabilities		$6,258
				Other long-term liabilities		2,361
	Prepayment and other		$16,708			$8,619

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$2,424	$—	$2,424
Commodity forward contracts	3,067	—	3,067	418	—	418
	$3,067	$—	$3,067	$2,842	$—	$2,842

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,360	$—	$3,360
Commodity forward contracts	773	—	773	602	—	602
	$773	$—	$773	$3,962	$—	$3,962

Total net balance			$3,840			$6,804

Balance sheet classification:				Accrued liabilities		$5,365
				Other long-term liabilities		1,439
	Prepayment and other		$3,840			$6,804

At March 31, 2018, we had a pre-tax net unrealized loss of $6.9 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized loss of $4.5 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the three months ended March 31, 2018 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2017	$5,370,829	$526,111	$5,896,940
Net income	268,091	20,771	288,862
Dividends	(58,856)	—	(58,856)
Distributions to noncontrolling interest holders	—	(29,237)	(29,237)
Other comprehensive loss, net of tax	(10,008)	—	(10,008)
Allocated equity on HEP common unit issuances, net of tax	41,980	58,031	100,011
Equity-based compensation	7,961	836	8,797
Purchase of treasury stock (1)	(27,520)	—	(27,520)
Purchase of HEP units for restricted grants	—	(58)	(58)
Adoption of accounting standards	(11,019)	—	(11,019)
Balance at March 31, 2018	$5,581,458	$576,454	$6,157,912

(1) Includes 11,920 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2018, we had remaining authorization to repurchase up to $151.7 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

NOTE 12:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2018
Net change in foreign currency translation adjustment	$(11,940)	$(2,528)	$(9,412)
Net unrealized loss on hedging instruments	(5,570)	(1,240)	(4,330)
Net change in pension and other post-retirement benefit obligations	—	(3,734)	3,734
Other comprehensive loss attributable to HollyFrontier stockholders	$(17,510)	$(7,502)	$(10,008)

Three Months Ended March 31, 2017
Net change in foreign currency translation adjustment	$(6,713)	$(1,779)	$(4,934)
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	4,044	1,545	2,499
Other comprehensive loss	(2,673)	(235)	(2,438)
Less other comprehensive income attributable to noncontrolling interest	50	—	50
Other comprehensive loss attributable to HollyFrontier stockholders	$(2,723)	$(235)	$(2,488)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended March 31,
	2018	2017

Hedging instruments:
Commodity price swaps	$1,647	$3,950	Sales and other revenues
	—	(299)	Cost of products sold
	(456)	(4,295)	Operating expenses
Interest rate swaps	—	13	Interest expense
	1,191	(631)
	304	(247)	Income tax benefit
	887	(384)	Net of tax
	—	(8)	Noncontrolling interest
	887	(392)	Net of tax and noncontrolling interest

Total reclassifications for the period	$887	$(392)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	March 31, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustment	$4,965	$14,377
Unrealized loss on pension obligation	(692)	(654)
Unrealized gain on post-retirement benefit obligations	20,711	16,939
Unrealized loss on hedging instruments	(5,123)	(793)
Accumulated other comprehensive income	$19,861	$29,869

NOTE 13:	Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post-retirement healthcare plan for PCLI employees that were previously covered under legacy Suncor plans.

Our agreement with Suncor also provides that pension assets related to the union and non-union pension plans will be transferred to a pension trust which will be established by us and will be computed in accordance with the share purchase agreement, subject to regulatory approval. The actual asset transfer to our PCLI pension plan trust will be a cash transfer that is expected to occur in 2018.

The net periodic pension expense of these plans consisted of the following components:

	Three Months Ended March 31, 2018	February 1, 2017 to March 31, 2017
	(in thousands)
Service cost - benefit earned during the period	$1,104	$635
Interest cost on projected benefit obligations	562	349
Expected return on plan assets	(865)	(511)
Net periodic pension expense	$801	$473

The expected long-term annual rate of return on plan assets is 5.75%. This rate was used in measuring 2018 net periodic benefit costs. We expect to contribute $6.4 million to the PCLI pension plans in 2018.

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. In addition, we have a post-retirement healthcare and other benefits plan for our PCLI employees. The net periodic benefit credit of these plans consisted of the following components:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Service cost – benefit earned during the period	$412	$350
Interest cost on projected benefit obligations	234	220
Amortization of prior service credit	(870)	(870)
Net periodic post-retirement credit	$(224)	$(300)

NOTE 14:	Contingencies

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

NOTE 15:	Segment Information

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

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro- Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP); and 50% ownership interests in each of the Osage Pipeline and the Cheyenne Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2018
Sales and other revenues:
Revenues from external customers	$3,655,867	$444,840	$27,457	$263	$4,128,427
Intersegment revenues	93,318	—	101,427	(194,745)	—
	$3,749,185	$444,840	$128,884	$(194,482)	$4,128,427
Cost of products sold (exclusive of lower of cost or market inventory)	$3,211,704	$307,531	$—	$(172,110)	$3,347,125
Lower of cost or market inventory valuation adjustment	$(103,838)	$—	$—	$—	$(103,838)
Operating expenses	$238,484	$64,908	$36,203	$(19,307)	$320,288
Selling, general and administrative expenses	$26,371	$30,654	$3,122	$4,517	$64,664
Depreciation and amortization	$67,175	$8,864	$25,141	$3,161	$104,341
Income (loss) from operations	$309,289	$32,883	$64,418	$(10,743)	$395,847
Earnings of equity method investments	$—	$—	$1,279	$—	$1,279
Capital expenditures	$42,774	$8,538	$12,612	$5,615	$69,539

Three Months Ended March 31, 2017
Sales and other revenues:
Revenues from external customers	$2,742,747	$321,269	$16,609	$(142)	$3,080,483
Intersegment revenues	$79,888	$—	$89,025	$(168,913)	$—
	$2,822,635	$321,269	$105,634	$(169,055)	$3,080,483
Cost of products sold (exclusive of lower of cost or market inventory)	$2,559,155	$230,781	$—	$(148,760)	$2,641,176
Lower of cost or market inventory valuation adjustment	$11,531	$292	$—	$—	$11,823
Operating expenses	$254,370	$39,319	$32,552	$(18,516)	$307,725
Selling, general and administrative expenses	$22,368	$13,320	$2,637	$18,930	$57,255
Depreciation and amortization	$69,438	$5,304	$18,373	$2,925	$96,040
Income (loss) from operations	$(94,227)	$32,253	$52,072	$(23,634)	$(33,536)
Earnings of equity method investments	$—	$—	$1,840	$—	$1,840
Capital expenditures	$47,434	$1,835	$8,265	$2,223	$59,757

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
March 31, 2018
Cash and cash equivalents	$6,703	$118,926	$8,565	$647,273	$781,467
Total assets	$6,830,385	$1,445,978	$2,173,063	$462,648	$10,912,074
Long-term debt	$—	$—	$1,390,952	$991,922	$2,382,874

December 31, 2017
Cash and cash equivalents	$7,488	$41,756	$7,776	$573,737	$630,757
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154
Long-term debt	$—	$—	$1,507,308	$991,685	$2,498,993

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are principally an independent petroleum refiner that produces high-value refined products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate refineries having a combined nameplate crude oil processing capacity of 457,000 barrels per day that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Our refineries are located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”).

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

For the three months ended March 31, 2018, net income attributable to HollyFrontier stockholders was $268.1 million compared to a net loss of $45.5 million for the three months ended March 31, 2017. Overall gross refining margins per produced barrel sold for the three months ended March 31, 2018 increased 70% over the same period of 2017 due to higher 2018 crack spreads. Included in our financial results was an inventory reserve adjustment that increased pre-tax earnings by $103.8 million.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS significantly increases our cost of products sold, with RINs costs totaling $6.0 million for the three months ended March 31, 2018, which is net of the $71.7 million cost reduction resulting from small refinery exemptions as described in Note 7 “Inventories” in the Notes to the Consolidated Financial Statements.

In March 2018, a fire occurred at our Woods Cross Refinery resulting in a reduction of the daily throughput rate. We are currently evaluating the time required to restore full production, the related cost and possible insurance recoveries.

OUTLOOK

The profitability of our refining business is largely driven by our operational reliability and crack spreads (the price difference between refined products and inputs such as crude oil), which are driven by the supply and demand of refined product markets. For the remainder of 2018, we expect crack spreads to experience typical seasonal strengthening based on continued demand growth for refined products. Additionally, we expect to benefit from sustained discounts on some of our key inputs in the Refining segment: Cushing, Midland and Canadian heavy crude oils.

Table of Content

Our lubricants business is driven by secular demand for higher quality lubricants and greases, cyclical macroeconomic factors and our operational reliability. In 2017, we acquired and integrated the Petro-Canada Lubricants business into our existing lubricants business and expect strong earnings for the balance of 2018 based on the execution of our growth strategy.

HEP’s business is largely driven by the operational reliability of our refineries and contractual tariff increases. Based on our volume forecasts, we expect HEP will see strong revenue and earnings growth in the second half of 2018 driven by contractual tariff escalators.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2018 and 2017 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2017
	2018	2017	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,128,427	$3,080,483	$1,047,944	34%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,347,125	2,641,176	705,949	27
Lower of cost or market inventory valuation adjustment	(103,838)	11,823	(115,661)	(978)
	3,243,287	2,652,999	590,288	22
Operating expenses (exclusive of depreciation and amortization)	320,288	307,725	12,563	4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64,664	57,255	7,409	13
Depreciation and amortization	104,341	96,040	8,301	9
Total operating costs and expenses	3,732,580	3,114,019	618,561	20
Income (loss) from operations	395,847	(33,536)	429,383	(1,280)
Other income (expense):
Earnings of equity method investments	1,279	1,840	(561)	(30)
Interest income	2,590	819	1,771	216
Interest expense	(32,723)	(27,158)	(5,565)	20
Loss on early extinguishment of debt	—	(12,225)	12,225	(100)
Gain (loss) on foreign currency transactions	5,560	(9,933)	15,493	(156)
Gain on foreign currency swap contracts	—	24,545	(24,545)	(100)
Other, net	1,346	1,077	269	25
	(21,948)	(21,035)	(913)	4
Income (loss) before income taxes	373,899	(54,571)	428,470	(785)
Income tax expense (benefit)	85,037	(16,789)	101,826	(607)
Net income (loss)	288,862	(37,782)	326,644	(865)
Less net income attributable to noncontrolling interest	20,771	7,686	13,085	170
Net income (loss) attributable to HollyFrontier stockholders	$268,091	$(45,468)	$313,559	(690)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.51	$(0.26)	$1.77	(681)%
Diluted	$1.50	$(0.26)	$1.76	(677)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	176,617	176,210	407	—%
Diluted	177,954	176,210	1,744	1%

Table of Content

Balance Sheet Data

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$781,467	$630,757
Working capital	$1,827,907	$1,640,118
Total assets	$10,912,074	$10,692,154
Long-term debt	$2,382,874	$2,498,993
Total equity	$6,157,912	$5,896,940

Other Financial Data

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used for) operating activities	$333,784	$(39,384)
Net cash used for investing activities	$(66,081)	$(473,016)
Net cash used for financing activities	$(115,711)	$(68,363)
Capital expenditures	$69,539	$59,757
EBITDA (1)	$487,602	$60,122

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

Supplemental Segment Operating Data

Effective in the fourth quarter of 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, our Tulsa Refineries lubricants operations, previously reported in the Refining segment, are now combined with the operations of our Petro-Canada Lubricants business and reported in the Lubricants and Specialty Products segment. Segment information for the three months ended March 31, 2017 has been retrospectively adjusted to reflect our current segment presentation.

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

In the fourth quarter of 2017, we revised the following refining segment operating data computations: refinery gross margin; net operating margin; and operating expenses to better align with similar measurements provided by other companies in our industry and to facilitate comparison of our refining performance relative to our peers. Effective with this change, these measurements are now inclusive of all refining segment activities including HFC asphalt operations and revenues and costs related to products purchased for resale and excess crude oil sales. Refining segment operating data for the three months ended March 31, 2017 has been retrospectively adjusted to reflect our current presentation.

Table of Content

	Three Months Ended March 31,
	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	227,690	221,890
Refinery throughput (BPD) (2)	246,070	242,120
Sales of produced refined products (BPD) (3)	253,080	228,540
Refinery utilization (4)	87.6%	85.3%

Average per produced barrel (5)
Refinery gross margin (6)	$10.65	$6.01
Refinery operating expenses (7)	5.14	6.17
Net operating margin	$5.51	$(0.16)

Refinery operating expenses per throughput barrel (8)	$5.28	$5.82

Feedstocks:
Sweet crude oil	43%	58%
Sour crude oil	30%	19%
Heavy sour crude oil	20%	15%
Other feedstocks and blends	7%	8%
Total	100%	100%

Sales of produced refined products:
Gasolines	55%	50%
Diesel fuels	30%	30%
Jet fuels	5%	9%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	4%	5%
LPG and other	2%	2%
Total	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	106,110	74,470
Refinery throughput (BPD) (2)	116,560	79,490
Sales of produced refined products (BPD) (3)	122,260	78,870
Refinery utilization (4)	106.1%	74.5%

Average per produced barrel (5)
Refinery gross margin (6)	$9.85	$9.03
Refinery operating expenses (7)	4.00	7.41
Net operating margin	$5.85	$1.62

Refinery operating expenses per throughput barrel (8)	$4.19	$7.36

Feedstocks:
Sweet crude oil	31%	18%
Sour crude oil	60%	76%
Other feedstocks and blends	9%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	51%
Diesel fuels	38%	38%
Fuel oil	2%	4%
Asphalt	3%	4%
LPG and other	3%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2018	2017
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	81,460	74,710
Refinery throughput (BPD) (2)	89,420	83,750
Sales of produced refined products (BPD) (3)	90,180	81,030
Refinery utilization (4)	84.0%	77.0%

Average per produced barrel (5)
Refinery gross margin (6)	$22.98	$10.40
Refinery operating expenses (7)	9.54	10.20
Net operating margin	$13.44	$0.20

Refinery operating expenses per throughput barrel (8)	$9.62	$9.87

Feedstocks:
Sweet crude oil	33%	38%
Heavy sour crude oil	37%	31%
Black wax crude oil	21%	20%
Other feedstocks and blends	9%	11%
Total	100%	100%

Sales of produced refined products:
Gasolines	56%	58%
Diesel fuels	34%	33%
Fuel oil	3%	2%
Asphalt	3%	5%
LPG and other	4%	2%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	415,260	371,070
Refinery throughput (BPD) (2)	452,050	405,360
Sales of produced refined products (BPD) (3)	465,520	388,440
Refinery utilization (4)	90.9%	81.2%

Average per produced barrel (5)
Refinery gross margin (6)	$12.83	$7.54
Refinery operating expenses (7)	5.69	7.28
Net operating margin	$7.14	$0.26

Refinery operating expenses per throughput barrel (8)	$5.86	$6.97

Feedstocks:
Sweet crude oil	38%	46%
Sour crude oil	32%	26%
Heavy sour crude oil	18%	15%
Black wax crude oil	4%	4%
Other feedstocks and blends	8%	9%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2018	2017
Consolidated
Sales of produced refined products:
Gasolines	55%	52%
Diesel fuels	33%	32%
Jet fuels	3%	5%
Fuel oil	1%	2%
Asphalt	3%	4%
Base oils	2%	3%
LPG and other	3%	2%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

(5)
Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)
Excludes lower of cost or market inventory valuation adjustments that increased gross margin by $103.8 million and decreased gross margin by $11.8 million for the three months ended March 31, 2018 and 2017, respectively.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(8)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business from the date of acquisition (February 1, 2017).

	Three Months Ended March 31,
	2018	2017
Lubricants and Specialty Products
Throughput (BPD)	21,580	22,170
Sales of produced refined products (BPD)	32,450	35,940

Sales of produced refined products:
Finished products	45%	41%
Base oils	34%	40%
Other	21%	19%
Total	100%	100%

Table of Content

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended March 31, 2018
Sales and other revenues	$173,432	$399,039	$(127,631)	$444,840
Cost of products sold	152,054	283,108	(127,631)	307,531
Operating expenses	28,771	36,137	—	64,908
Selling, general and administrative expenses	6,819	23,835	—	30,654
Depreciation and amortization	5,628	3,236	—	8,864
Income (loss) from operations	$(19,840)	$52,723	$—	$32,883

Three months ended March 31, 2017
Sales and other revenues	$107,039	$289,853	$(75,623)	$321,269
Cost of products sold	94,438	211,966	(75,623)	230,781
Operating expenses	15,627	23,692	—	39,319
Selling, general and administrative expenses	2,821	10,499	—	13,320
Depreciation and amortization	3,799	1,505	—	5,304
Income (loss) from operations	$(9,646)	$41,899	$—	$32,253

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

Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2018 was $268.1 million ($1.51 per basic and $1.50 per diluted share), a $313.6 million increase compared to a net loss of $45.5 million ($(0.26) per basic and diluted share) for the three months ended March 31, 2017. Net income increased due principally to an increase in refining segment sales volumes and gross refining margins. For the three months ended March 31, 2018, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $103.8 million compared to a decrease of $11.8 million for the three months ended March 31, 2017. Refinery gross margins for the three months ended March 31, 2018 increased to $12.83 per barrel sold from $7.54 for the three months ended March 31, 2017. During the first quarter of 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years end, at which time we recorded a $71.7 million decrease to our cost of products sold.

Sales and Other Revenues
Sales and other revenues increased 34% from $3,080.5 million for the three months ended March 31, 2017 to $4,128.4 million for the three months ended March 31, 2018 due to a year-over-year increase in first quarter sales prices and higher product sales volumes. Sales and other revenues for the three months ended March 31, 2018 and 2017 included $27.5 million and $16.6 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $444.8 million and $321.3 million in revenues related to our Lubricants and Specialty Products segment for the three months ended March 31, 2018 and 2017, respectively.

Cost of Products Sold
Total cost of products sold increased 22% from $2,653.0 million for the three months ended March 31, 2017 to $3,243.3 million for the three months ended March 31, 2018, due principally to higher crude oil costs and higher sales volumes of products. Additionally during first quarter of 2018, we recognized an $103.8 million lower of cost or market inventory valuation benefit compared to a charge of $11.8 million for the same period of 2017, resulting in a new $120.0 million inventory reserve at March 31, 2018. The reserve at March 31, 2018 is based on market conditions and prices at that time. During the first quarter 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA at which time we recorded a $71.7 million decrease to our cost of products sold.

Table of Content

Gross Refinery Margins
Gross refinery margin per barrel sold increased 70% from $7.54 for the three months ended March 31, 2017 to $12.83 for the three months ended March 31, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 4% from $307.7 million for the three months ended March 31, 2017 to $320.3 million for the three months ended March 31, 2018 due principally to the inclusion of our Petro-Canada Lubricants business operations for a full three-month period during the current year period compared to two months for the same period of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13% from $57.3 million for the three months ended March 31, 2017 to $64.7 million for the three months ended March 31, 2018 due principally the inclusion of our Petro-Canada Lubricants business operations for a full three-month period during the current year period compared to two months for the same period of 2017. Additionally, we incurred $3.6 million in integration costs of our PCLI business during the three months ended March 31, 2018 compared to $15.6 million in direct acquisition and integration costs during the same period of 2017.

Depreciation and Amortization Expenses
Depreciation and amortization increased 9% from $96.0 million for the three months ended March 31, 2017 to $104.3 million for the three months ended March 31, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the three months ended March 31, 2018 was $2.6 million compared to $0.8 million for the three months ended March 31, 2017. This increase was due to higher interest rates and higher cash balances during the current year quarter.

Interest Expense
Interest expense was $32.7 million for the three months ended March 31, 2018 compared to $27.2 million for the three months ended March 31, 2017. This increase was due to interest attributable to higher HEP debt levels during the current year quarter relative to the same period of 2017. For the three months ended March 31, 2018 and 2017, interest expense included $17.6 million and $13.5 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
For the three months ended March 31, 2017, a $12.2 million loss was recorded upon HEP’s redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

Gain on Foreign Currency Swap Contracts
During the three months ended March 31, 2017, we recorded a $24.5 million gain on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017 in connection with the closing of the PCLI acquisition.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $5.6 million gain for the three months ended March 31, 2018, and a $9.9 million loss for the three months ended March 31, 2017. The $5.6 million gain for the three months ended March 31, 2018 consists of a $16.2 million gain on foreign exchange forward contracts (utilized as an economic hedge), net of a $10.6 million remeasurement loss on our intercompany financing structure.

Income Taxes
For the three months ended March 31, 2018, we recorded income tax expense of $85.0 million compared to an income tax benefit of $16.8 million for the three months ended March 31, 2017. This increase was due principally to higher pre-tax income during the three months ended March 31, 2018 compared to the same period of 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 22.7% and 30.8% for the three months ended March 31, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal tax rate from 35% to 21%.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the three months ended March 31, 2018, there was no activity under the HollyFrontier Credit Agreement. At March 31, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the three months ended March 31, 2018, HEP received advances totaling $227.0 million and repaid $343.5 million under the HEP Credit Agreement. At March 31, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $895.5 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2018, HEP issued 152,169 units under this program, providing $4.6 million in net proceeds. As of March 31, 2018, HEP has issued 2,394,076 units with an aggregate gross sales amount of $81.7 million.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

HEP Private Placement Agreement
On January 25, 2018, HEP entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 HEP common units, representing limited partner interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, at which time HEP received proceeds of $110.0 million, which were used to repay indebtedness under the HEP Credit Agreement.

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

As of March 31, 2018, our cash and cash equivalents totaled $781.5 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2018, we had remaining authorization to repurchase up to $151.7 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $150.7 million for the three months ended March 31, 2018. Net cash provided by operating activities of $333.8 million exceeded net cash used by financing and investing activities of $115.7 million and $66.1 million, respectively.

Table of Content

Cash Flows – Operating Activities

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash flows provided by operating activities were $333.8 million for the three months ended March 31, 2018 compared to $39.4 million used for operating activities for the three months ended March 31, 2017, an increase of $373.2 million. Net income for the three months ended March 31, 2018 was $288.9 million, an increase of $326.6 million compared to net loss of $37.8 million for the three months ended March 31, 2017. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $18.7 million for the three months ended March 31, 2018 compared to $120.1 million for the same period in 2017. Adjusted for non-cash items, changes in working capital increased operating cash flows by $79.0 million for the three months ended March 31, 2018 and decreased cash flows by $87.9 million for the three months ended March 31, 2017. Additionally, for the three months ended March 31, 2018, turnaround expenditures increased to $56.8 million from $48.0 million for the same period of 2017.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash flows used for investing activities were $66.1 million for the three months ended March 31, 2018 compared to $473.0 million for the three months ended March 31, 2017, a decrease of $406.9 million. Prior year investing activities reflect a net cash outflow of $840.4 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first three months of 2018 increased to $69.5 million from $59.8 million for the same period in 2017. These include HEP capital expenditures of $12.6 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively. Also for the three months ended March 31, 2017, we invested $41.6 million, in marketable securities and received proceeds of $465.7 million, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2018, we expect to spend approximately $450.0 million to $530.0 million in cash for capital projects and refinery turnarounds appropriated in 2018 and prior years. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2018 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Capital	$225.0	-	$280.0
Turnarounds	225.0	-	250.0
Total	$450.0	-	$530.0

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. HEP is forecasting to spend $8.0 million for maintenance capital expenditures and approximately $45.0 million to $55.0 million for expansion capital expenditures in 2018. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks and enhanced blending capabilities at its racks. In addition to the capital budget, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining live of the related service agreements.

Cash Flows – Financing Activities

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash flows used for financing activities were $115.7 million for the three months ended March 31, 2018 compared to $68.4 million for the three months ended March 31, 2017, an increase of $47.3 million. During the three months ended March 31, 2018, we purchased $25.2 million in common stock and paid $58.9 million in dividends. Also during this period, HEP received $227.0 million and repaid $343.5 million under the HEP Credit Agreement, received $114.5 million in net proceeds from the issuance of its common units and paid distributions of $29.2 million to noncontrolling interests. During the three months ended March 31, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement and paid $59.0 million in dividends. Also, during this period, HEP received $380.0 million and repaid $86.0 million under the HEP Credit Agreement, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $37.6 million in proceeds from the issuance of common units and paid distributions of $26.5 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the three months ended March 31, 2018.

HEP

During the three months ended March 31, 2018, HEP repaid net borrowings of $116.5 million resulting in $895.5 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2018. There were no other significant changes to HEP’s long-term contractual obligations during this period.

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

Table of Content

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses.

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

At March 31, 2018, our lower of cost or market inventory valuation reserve was $120.0 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of March 31, 2018, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, forward purchase and sales and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward and foreign exchange swap contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

Table of Content

As of March 31, 2018, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	6,750,000	1,350,000	1,800,000	1,800,000	1,800,000	MMBTU
NYMEX futures (WTI) - short	570,000	570,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	150,000	150,000	—	—	—	Barrels
Forward gasoline and diesel contracts - short	125,000	125,000	—	—	—	Barrels
Physical crude contracts -short	784,905	784,905	—	—	—	Barrels
Foreign currency forward contracts	$454,326,572	$340,605,264	$113,721,308	—	—	U.S. Dollar

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2018	2017
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$2,320	$3,249

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2018 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,076,300	$32,555
HEP Senior Notes	$500,000	$511,740	$14,921

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2018, outstanding borrowings under the HEP Credit Agreement were $895.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$268,091	$(45,468)
Add (subtract) income tax provision (benefit)	85,037	(16,789)
Add interest expense	32,723	27,158
Subtract interest income	(2,590)	(819)
Add depreciation and amortization	104,341	96,040
EBITDA	$487,602	$60,122

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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$7.14	$0.26
Add average refinery operating expenses per produced barrel sold	5.69	7.28
Refinery gross margin per produced barrel sold	12.83	7.54
Times produced barrels sold (BPD)	465,520	388,440
Times number of days in period	90	90
Refining segment gross margin	537,536	263,595
Add (subtract) rounding	(55)	(115)
Total refining segment gross margin	537,481	263,480
Add refining segment cost of products sold	3,211,704	2,559,155
Refining segment sales and other revenues	3,749,185	2,822,635
Add lubricants and specialty products segment sales and other revenues	444,840	321,269
Add HEP segment sales and other revenues	128,884	105,634
Subtract corporate, other and eliminations	(194,482)	(169,055)
Sales and other revenues	$4,128,427	$3,080,483

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.69	$7.28
Times produced barrels sold (BPD)	465,520	388,440
Times number of days in period	90	90
Refinery operating expenses	238,393	254,506
Add (subtract) rounding	91	(136)
Total refining segment operating expenses	238,484	254,370
Add lubricants and specialty products segment operating expenses	64,908	39,319
Add HEP segment operating expenses	36,203	32,552
Subtract corporate, other and eliminations	(19,307)	(18,516)
Operating expenses (exclusive of depreciation and amortization)	$320,288	$307,725

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Table of Content

Changes in internal control over financial reporting. During the three months ended March 31, 2018, we completed the integration of a software system that supports our PCLI business operations, including accounting, that was acquired February 1, 2017.

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

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been engaged in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) relating to Notices of Violations issued in late 2016 and 2018 for possible violations of air quality standards related to operation of certain refinery units at the Cheyenne Refinery in 2016 and 2017. HFCR and the WDEQ are working towards settlement of these matters.

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

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”). On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations relate to Clean Air Act regulated fuel gas and flare operations. HFTR is currently negotiating with the ODEQ and the EPA to resolve these matters.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should carefully consider the risk factors discussed in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	7,241	$51.30	—	$178,811,213
February 2018	119,696	$44.65	119,696	$173,466,748
March 2018	470,088	$46.34	470,088	$151,683,366
Total for January to March 2018	597,025		589,784

During the quarter ended March 31, 2018, 7,241 shares were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

Item 6.	Exhibits

The Exhibit Index on page 48 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

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

10.1
Eighteenth Amended and Restated Omnibus Agreement, dated January 19, 2018, effective December 8, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 2, 2018	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2018	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)