Form 10-Q
period 2018-06-30
HollyFrontier Corp
filed 2018-08-02
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
176,175,461 shares of Common Stock, par value $.01 per share, were outstanding on July 27, 2018.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to acquire refined product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $6,656 and $7,776, respectively)	$979,872	$630,757

Accounts receivable: Product and transportation (HEP: $13,501 and $12,803, respectively)	765,111	659,530
Crude oil resales	60,140	61,203
	825,251	720,733
Inventories: Crude oil and refined products	1,560,336	1,409,538
Materials, supplies and other (HEP: $860 and $916, respectively)	256,536	220,554
	1,816,872	1,630,092
Income taxes receivable	17,873	44,337
Prepayments and other (HEP: $2,286 and $1,395, respectively)	62,604	36,909
Total current assets	3,702,472	3,062,828

Properties, plants and equipment, at cost (HEP: $2,030,244 and $2,011,915, respectively)	6,615,853	6,523,789
Less accumulated depreciation (HEP: $(446,355) and $(408,599), respectively)	(1,955,216)	(1,810,515)
	4,660,637	4,713,274
Other assets: Turnaround costs	254,484	231,319
Goodwill (HEP: $314,229 and $310,610, respectively)	2,241,047	2,244,744
Intangibles and other (HEP: $186,605 and $206,167, respectively)	422,712	439,989
	2,918,243	2,916,052
Total assets	$11,281,352	$10,692,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $9,148 and $14,637, respectively)	$1,243,289	$1,220,795
Income taxes payable	74,849	3,159
Accrued liabilities (HEP: $33,167 and $33,214, respectively)	237,709	198,756
Total current liabilities	1,555,847	1,422,710

Long-term debt (HEP: $1,395,599 and $1,507,308, respectively)	2,387,759	2,498,993
Deferred income taxes (HEP: $558 and $525, respectively)	705,072	647,785
Other long-term liabilities (HEP: $63,374 and $62,590, respectively)	229,031	225,726

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,015,579 and 256,015,550 shares issued as of June 30, 2018 and December 31, 2017, respectively	2,560	2,560
Additional capital	4,192,045	4,132,696
Retained earnings	3,831,696	3,346,615
Accumulated other comprehensive income	11,913	29,869
Common stock held in treasury, at cost – 79,694,903 and 78,607,928 shares as of June 30, 2018 and December 31, 2017, respectively	(2,197,853)	(2,140,911)
Total HollyFrontier stockholders’ equity	5,840,361	5,370,829
Noncontrolling interest	563,282	526,111
Total equity	6,403,643	5,896,940
Total liabilities and equity	$11,281,352	$10,692,154

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2018 and December 31, 2017. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales and other revenues	$4,471,236	$3,458,864	$8,599,663	$6,539,347
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,595,916	2,753,459	6,943,041	5,394,634
Lower of cost or market inventory valuation adjustment	(106,926)	83,982	(210,764)	95,805
	3,488,990	2,837,441	6,732,277	5,490,439
Operating expenses (exclusive of depreciation and amortization)	296,215	316,261	616,503	623,987
Selling, general and administrative expenses (exclusive of depreciation and amortization)	68,675	59,803	133,339	117,051
Depreciation and amortization	110,379	105,282	214,720	201,322
Long-lived asset impairment	—	19,247	—	19,247
Total operating costs and expenses	3,964,259	3,338,034	7,696,839	6,452,046
Income from operations	506,977	120,830	902,824	87,301
Other income (expense):
Earnings of equity method investments	1,734	4,053	3,013	5,893
Interest income	2,934	176	5,524	995
Interest expense	(32,324)	(29,645)	(65,047)	(56,803)
Loss on early extinguishment of debt	—	—	—	(12,225)
Gain (loss) on foreign currency transactions	(325)	10,328	5,235	395
Gain on foreign currency swap contracts	—	—	—	24,545
Other, net	1,364	327	2,710	1,397
	(26,617)	(14,761)	(48,565)	(35,803)
Income before income taxes	480,360	106,069	854,259	51,498
Income tax expense (benefit):
Current	88,283	32,251	145,934	7,935
Deferred	29,164	(255)	56,550	7,272
	117,447	31,996	202,484	15,207
Net income	362,913	74,073	651,775	36,291
Less net income attributable to noncontrolling interest	17,406	16,306	38,177	23,992
Net income attributable to HollyFrontier stockholders	$345,507	$57,767	$613,598	$12,299
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.96	$0.33	$3.47	$0.07
Diluted	$1.94	$0.33	$3.44	$0.07
Cash dividends declared per common share	$0.33	$0.33	$0.66	$0.66
Average number of common shares outstanding:
Basic	175,899	176,147	176,256	176,141
Diluted	177,586	176,302	177,820	176,490

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$362,913	$74,073	$651,775	$36,291
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,503)	14,298	(23,443)	7,585
Unrealized loss on marketable securities available for sale	—	—	—	(4)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(4,077)	1,389	(8,456)	4,802
Reclassification adjustments to net income on settlement of cash flow hedging instruments	5,598	(427)	4,407	(66)
Amortization of unrealized loss attributable to discontinued cash flow hedges	—	270	—	540
Net unrealized gain (loss) on hedging instruments	1,521	1,232	(4,049)	5,276
Other comprehensive income (loss) before income taxes	(9,982)	15,530	(27,492)	12,857
Income tax expense (benefit)	(2,034)	4,936	(9,536)	4,701
Other comprehensive income (loss)	(7,948)	10,594	(17,956)	8,156
Total comprehensive income	354,965	84,667	633,819	44,447
Less noncontrolling interest in comprehensive income	17,406	16,239	38,177	23,975
Comprehensive income attributable to HollyFrontier stockholders	$337,559	$68,428	$595,642	$20,472

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$651,775	$36,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,720	201,322
Long-lived asset impairment	—	19,247
Lower of cost or market inventory valuation adjustment	(210,764)	95,805
Earnings of equity method investments, inclusive of distributions	228	594
(Gain) loss on sale of assets	(107)	679
Loss on early extinguishment of debt attributable to unamortized discount	—	2,475
Deferred income taxes	56,550	7,272
Equity-based compensation expense	17,306	16,557
Change in fair value – derivative instruments	(17,807)	(5,597)
(Increase) decrease in current assets:
Accounts receivable	(121,144)	(5,545)
Inventories	21,255	60,963
Income taxes receivable	24,512	66,943
Prepayments and other	(6,053)	(9,272)
Increase (decrease) in current liabilities:
Accounts payable	61,425	495
Income taxes payable	72,822	22,340
Accrued liabilities	35,161	40,141
Turnaround expenditures	(76,384)	(86,036)
Other, net	4,650	8,724
Net cash provided by operating activities	728,145	473,398

Cash flows from investing activities:
Additions to properties, plants and equipment	(117,907)	(116,526)
Additions to properties, plants and equipment – HEP	(31,570)	(20,524)
Purchase of PCLI, net of cash acquired	—	(870,627)
Purchases of marketable securities	—	(41,565)
Sales and maturities of marketable securities	—	465,716
Other, net	3,399	3,017
Net cash used for investing activities	(146,078)	(580,509)

Cash flows from financing activities:
Borrowings under credit agreements	305,500	505,000
Repayments under credit agreements	(417,500)	(215,000)
Redemption of senior notes - HEP	—	(309,750)
Proceeds from issuance of common units - HEP	114,831	52,634
Purchase of treasury stock	(53,743)	—
Dividends	(117,500)	(117,754)
Distributions to noncontrolling interest	(60,759)	(53,776)
Shares withheld for tax withholding obligations	(544)	(274)
Other, net	—	(4,546)
Net cash used for financing activities	(229,715)	(143,466)

Effect of exchange rate on cash flow	(3,237)	324

Cash and cash equivalents:
Increase (decrease) for the period	349,115	(250,253)
Beginning of period	630,757	710,579
End of period	$979,872	$460,326

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(64,711)	$(64,205)
Income taxes, net	$(48,561)	$80,348

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of June 30, 2018, we:

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

•	owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario, which produces base oils and other specialized lubricant products;

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 57% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”).

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil Company (“Red Giant Oil”), a privately-owned lubricants company, for $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa with storage facilities in Idaho, Utah and Wyoming, along with a blending and packaging facility in Texas. The acquisition closed on August 1, 2018.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2018, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and consolidated cash flows for the six months ended June 30, 2018 and 2017 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2018.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million at both June 30, 2018 and December 31, 2017.

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

Goodwill and Long-lived Assets: As of June 30, 2018, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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
(Unaudited) Continued

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. As of June 30, 2018, we have not fully completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balance and the one-time transition tax and related matters.

At December 31, 2017, we remeasured certain deferred tax assets and liabilities based upon the rates at which they are expected to turn in the future, which is generally 25%. At June 30, 2018, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred amounts. Our accounting for these provisional amounts related to the Act is incomplete pending the completion of our analysis.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2018 and 2017, we received proceeds of $23.6 million and $26.2 million, respectively, and repaid $24.1 million and $27.0 million, respectively, under these sell / buy transactions.

Cost Classifications: During the three months ended June 30, 2018, we recognized an adjustment in our Lubricants and Specialty Products segment to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24.0 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold. This adjustment had no impact on our operating or net income.

Accounting Pronouncements - Recently Adopted

Accumulated Other Comprehensive Income
In February 2018, Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”),” was issued permitting a reclassification of stranded tax effects caused by the Tax Cuts and Jobs Act enacted on December 22, 2017 between AOCI and retained earnings. We adopted this standard effective in the first quarter of 2018 and recorded a cumulative effect adjustment of $3.6 million as an increase to AOCI and a decrease to retained earnings.

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

The effect of the retrospective presentation change related to the net periodic cost / benefit of our defined benefit pension and other post-retirement plans on our consolidated income statement was as follows:

	Three Months Ended June 30, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$2,753,440	$19	$2,753,459
Operating expenses	$315,652	$609	$316,261
Selling, general and administrative expenses	$59,576	$227	$59,803
Other, net	$(528)	$855	$327

	Six Months Ended June 30, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$5,394,597	$37	$5,394,634
Operating expenses	$622,769	$1,218	$623,987
Selling, general and administrative expenses	$116,646	$405	$117,051
Other, net	$(263)	$1,660	$1,397

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

As of June 30, 2018, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the six months ended June 30, 2018. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

The total consideration of $363.8 million, consisting of cash consideration of $250.0 million, the fair value of HEP's preexisting equity method investments in SLC Pipeline LLC and Frontier Aspen LLC of $112.0 million, and working capital adjustments of $1.8 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill. Fair values were as follows: cash and cash equivalents $4.6 million, current assets $5.2 million, properties and equipment $275.0 million, intangible assets $70.2 million, goodwill $13.8 million and current liabilities $5.0 million.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of June 30, 2018, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2018, these agreements result in minimum annualized payments to HEP of $334.5 million.

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

Disaggregated revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,520,014	$2,720,243	$6,594,402	$5,070,747
Specialty lubricant products (2)	417,177	394,485	816,216	684,338
Asphalt, fuel oil and other products (3)	243,396	190,438	451,153	337,930

Total refined product revenues	4,180,587	3,305,166	7,861,771	6,093,015
Excess crude oil revenues (4)	256,090	121,566	652,806	380,307
Transportation and logistic services	24,746	15,990	52,203	32,599
Other revenues (5)	9,813	16,142	32,883	33,426

Total sales and other revenues	$4,471,236	$3,458,864	$8,599,663	$6,539,347

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Refined product revenues by market
North America
Mid-Continent	$2,231,700	$1,825,012	$4,121,246	$3,363,257
Southwest	1,002,075	694,624	1,848,553	1,258,503
Rocky Mountains	610,970	477,038	1,241,872	960,823
Northeast	93,179	76,399	176,036	129,116
Canada	191,939	182,797	372,361	300,755
Europe and Asia	50,724	49,296	101,703	80,561

Total refined product revenues	$4,180,587	$3,305,166	$7,861,771	$6,093,015

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue consist of revenues attributable to our Refining and Lubricants and Specialty Products segments of $192,884 and $50,512, respectively, for the three months ended June 30, 2018, $140,923 and $49,515, respectively, for the three months ended June 30, 2017, $354,840 and $96,313, respectively, for the six months ended June 30, 2018, and $256,999 and $80,931, respectively, for the six months ended June 30, 2017.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements. The following table presents changes to our contract liabilities during the six months ended June 30, 2018.

	January 1, 2018	Increase	Recognized as Revenue	June 30, 2018
	(In thousands)
Accrued liabilities	$179	$3,778	$(1,261)	$2,696

As of June 30, 2018, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2020. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	14,255	19,767	531	—	34,553
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2018 are presented below:

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$21,109	$41,608	$17,828	$12,552	$93,097

NOTE 4:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at June 30, 2018 and December 31, 2017 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2018
Assets:
Foreign currency forward contracts	$21,491	$—	$21,491	$—
Commodity price swaps	200	—	200	—
Commodity forward contracts	2,275	—	2,275	—
Total assets	$23,966	$—	$23,966	$—

Liabilities:
NYMEX futures contracts	$7,098	$7,098	$—	$—
Commodity price swaps	3,934	—	3,934	—
Commodity forward contracts	3,720	—	3,720	—
RINs credit obligations (1)	4,226	—	4,226	—
Total liabilities	$18,978	$7,098	$11,880	$—

December 31, 2017
Assets:
Commodity forward contracts	$3,840	$—	$3,840	$—
Total assets	$3,840	$—	$3,840	$—

Liabilities:
NYMEX futures contracts	$3,360	$3,360	$—	$—
Commodity price swaps	2,424	—	2,424	—
Commodity forward contracts	1,020	—	1,020	—
RINs credit obligations (1)	8,931	—	8,931	—
Total liabilities	$15,735	$3,360	$12,375	$—

(1)
Represent obligations for RINs credits for which we do not have sufficient quantities at June 30, 2018 and December 31, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$345,507	$57,767	$613,598	$12,299
Participating securities’ (restricted stock) share in earnings	1,196	373	2,147	752
Net income attributable to common shares	$344,311	$57,394	$611,451	$11,547
Average number of shares of common stock outstanding	175,899	176,147	176,256	176,141
Effect of dilutive variable restricted shares and performance share units (1)	1,687	155	1,564	349
Average number of shares of common stock outstanding assuming dilution	177,586	176,302	177,820	176,490
Basic earnings per share	$1.96	$0.33	$3.47	$0.07
Diluted earnings per share	$1.94	$0.33	$3.44	$0.07
(1) Excludes anti-dilutive restricted and performance share units of:	648	140	753	133

NOTE 6:	Stock-Based Compensation

As of June 30, 2018, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $7.8 million and $8.4 million for the three months ended June 30, 2018 and 2017, respectively, and $15.8 million and $15.4 million for the six months ended June 30, 2018 and 2017, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million for both the three months ended June 30, 2018 and 2017, and $1.5 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted stock and restricted stock unit activity and changes during the six months ended June 30, 2018 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018 (non-vested)	1,726,188	$33.51
Granted	27,384	52.41
Vesting (transfer/conversion to common stock)	(28,445)	31.20
Forfeited	(94,559)	34.56
Outstanding at June 30, 2018 (non-vested)	1,630,568	$33.81	$111,466

For the six months ended June 30, 2018, restricted stock and restricted stock units vested having a grant date fair value of $0.9 million. As of June 30, 2018, there was $21.8 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of performance share unit activity and changes during the six months ended June 30, 2018 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2018 (non-vested)	692,661
Forfeited	(44,008)
Outstanding at June 30, 2018 (non-vested)	648,653

As of June 30, 2018, there was $11.0 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.91 per unit. That cost is expected to be recognized over a weighted-average period of 1.6 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	June 30, 2018	December 31, 2017
	(In thousands)
Crude oil	$551,484	$581,417
Other raw materials and unfinished products(1)	385,242	396,618
Finished products(2)	636,679	655,336
Lower of cost or market reserve	(13,069)	(223,833)
Process chemicals(3)	28,649	24,792
Repair and maintenance supplies and other (4)	227,887	195,762
Total inventory	$1,816,872	$1,630,092

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $13.1 million and $223.8 million at June 30, 2018 and December 31, 2017, respectively. The December 31, 2017 market reserve of $223.8 million was reversed due to the sale of inventory quantities that gave rise to the 2017 reserve. A new market reserve of $13.1 million was established as of June 30, 2018 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of goods sold totaling $106.9 million for the three months ended June 30, 2018 and an increase of $84.0 million for the three months ended June 30, 2017, and a decrease to cost of goods sold totaling $210.8 million for the six months ended June 30, 2018 and an increase to cost of goods sold totaling $95.8 million for the six months ended June 30, 2017.

At June 30, 2018, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

During the three months ended June 30, 2018, the EPA granted the Woods Cross Refinery a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2017 calendar year end. As a result, the Woods Cross Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy a Renewable Volume Obligation (“RVO”) for 2017. In the second quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $25.3 million, representing the net cost of the Woods Cross Refinery’s RINs charge to cost of products sold in 2017, less the loss incurred for selling 2017 vintage RINs in excess of those which we can use subject to the 20% carryover limit.

During the three months ended March 31, 2018, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the RFS program requirements for the 2015 and 2017 calendar years end. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the percentage of production that must satisfy an RVO for those years. At the date we received the 2017 Cheyenne Refinery exemption, we had not yet submitted RINs to the EPA to satisfy this 2017 RVO, which we intended to satisfy, in part, with 2016 vintage RINs subject to the 20% carryover limit. In the first quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $37.9 million, representing the net cost of the Cheyenne Refinery’s RINs charged to cost of products sold in 2017, less the loss incurred from selling 2016 vintage RINs prior to their expiration in 2018.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

During the second quarter of 2018, the Renewable Fuel Association and three other associations sought judicial review of three hardship waivers granted by the EPA under the RFS provisions of the Clean Air Act by filing a lawsuit in the United States Court of Appeals for the Tenth Circuit (“Tenth Circuit”) that alleges the EPA erred in granting the waivers. This challenge includes two hardship waivers granted to our subsidiaries for the 2016 compliance year. The Tenth Circuit granted our motion to intervene in the case, thereby making us a party to this case. It is too early to assess whether the case is expected to have any impact on us.

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

We incurred expense of $1.3 million and $1.6 million for the three and the six months ended June 30, 2018, respectively, and reduced expense by $0.9 million for the three and six months ended June 30, 2017, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $101.9 million and $103.7 million at June 30, 2018 and December 31, 2017, respectively, of which $86.8 million and $89.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the six months ended June 30, 2018, there was no activity under the HollyFrontier Credit Agreement. At June 30, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.4 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2018, HEP received advances totaling $305.5 million and repaid $417.5 million under the HEP Credit Agreement. At June 30, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $900.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

The carrying amounts of long-term debt are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(7,840)	(8,315)
	992,160	991,685

HEP Credit Agreement	900,000	1,012,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(4,401)	(4,692)
	495,599	495,308

Total HEP long-term debt	1,395,599	1,507,308

Total long-term debt	$2,387,759	$2,498,993

The fair values of the senior notes are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)

HollyFrontier senior notes	$1,074,390	$1,113,470

HEP senior notes	$507,025	$525,120

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1.0 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of derivatives designated as hedging instruments under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2018	2017		2018	2017
	(In thousands)
Commodity contracts	$1,521	$1,323	Sales and other revenues	$(5,317)	$4,476
			Operating expenses	(281)	(4,421)
Interest rate contracts (1)	—	(91)	Interest expense	—	102
Total	$1,521	$1,232		$(5,598)	$157

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2018	2017		2018	2017
	(In thousands)
Commodity contracts	$(4,049)	$5,304	Sales and other revenues	$(3,671)	$8,426
			Cost of products sold	—	(299)
			Operating expenses	(736)	(8,716)
Interest rate contracts (1)	—	(28)	Interest expense	—	115
Total	$(4,049)	$5,276		$(4,407)	$(474)

(1) HEP used interest rate swap contracts to manage its exposure to interest rate risk, which matured in July 2017.

Economic Hedges
We have commodity contracts including forward purchase and sell contracts and swap contracts to lock in the crack spread of WTI and sub-octane gasoline and NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(In thousands)
Commodity contracts	Cost of products sold	$(7,461)	$6,983	$(12,328)	$14,035
	Operating expenses	—	(1,541)	—	(5,763)
Foreign currency contracts	Gain on foreign currency transactions	9,359	—	25,556	—
	Gain on foreign currency swap contracts (1)	—	—	—	24,545
	Total	$1,898	$5,442	$13,228	$32,817

(1) Relates to Canadian currency swap contracts that settled on February 1, 2017 and effectively fixed the conversion rate on our PCLI purchase price.

As of June 30, 2018, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	6,300,000	900,000	1,800,000	1,800,000	1,800,000	MMBTU
Forward crude oil contracts - short	180,000	180,000	—	—	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,315,000	1,315,000	—	—	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	300,000	300,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	675,000	675,000	—	—	—	Barrels
Foreign currency forward contracts	$451,027,063	$227,169,087	$223,857,976	—	—	U.S. Dollar

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$3,934	$—	$3,934
Commodity forward contracts	—	—	—	1,470	—	1,470
	$—	$—	$—	$5,404	$—	$5,404

Derivatives not designated as cash flow hedging instruments:
Foreign exchange forward contracts	$21,491	$—	$21,491	$—	$—	$—
NYMEX futures contracts	—	—	—	7,098	—	7,098
Commodity price swap contracts	223	(23)	200	—	—	—
Commodity forward contracts	2,275	—	2,275	2,250	—	2,250
	$23,989	$(23)	$23,966	$9,348	$—	$9,348

Total net balance			$23,966			$14,752

Balance sheet classification:				Accrued liabilities		$11,988
				Other long-term liabilities		2,764
	Prepayment and other		$23,966			$14,752

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$2,424	$—	$2,424
Commodity forward contracts	3,067	—	3,067	418	—	418
	$3,067	$—	$3,067	$2,842	$—	$2,842

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,360	$—	$3,360
Commodity forward contracts	773	—	773	602	—	602
	$773	$—	$773	$3,962	$—	$3,962

Total net balance			$3,840			$6,804

Balance sheet classification:				Accrued liabilities		$5,365
				Other long-term liabilities		1,439
	Prepayment and other		$3,840			$6,804

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At June 30, 2018, we had a pre-tax net unrealized loss of $5.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized loss of $2.6 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the six months ended June 30, 2018 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2017	$5,370,829	$526,111	$5,896,940
Net income	613,598	38,177	651,775
Dividends	(117,500)	—	(117,500)
Distributions to noncontrolling interest holders	—	(60,759)	(60,759)
Other comprehensive loss, net of tax	(17,956)	—	(17,956)
Allocated equity on HEP common unit issuances, net of tax	42,201	58,263	100,464
Equity-based compensation	15,758	1,548	17,306
Purchase of treasury stock (1)	(55,550)	—	(55,550)
Purchase of HEP units for restricted grants	—	(58)	(58)
Adoption of accounting standards	(11,019)	—	(11,019)
Balance at June 30, 2018	$5,840,361	$563,282	$6,403,643

(1) Includes 12,469 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2018, we had remaining authorization to repurchase up to $123.7 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2018
Net change in foreign currency translation adjustment	$(11,503)	$(2,422)	$(9,081)
Net unrealized gain on hedging instruments	1,521	388	1,133
Other comprehensive loss attributable to HollyFrontier stockholders	$(9,982)	$(2,034)	$(7,948)

Three Months Ended June 30, 2017
Net change in foreign currency translation adjustment	$14,298	$4,433	$9,865
Net unrealized gain on hedging instruments	1,232	503	729
Other comprehensive income	15,530	4,936	10,594
Less other comprehensive loss attributable to noncontrolling interest	(67)	—	(67)
Other comprehensive income attributable to HollyFrontier stockholders	$15,597	$4,936	$10,661

Six Months Ended June 30, 2018
Net change in foreign currency translation adjustment	$(23,443)	$(4,950)	$(18,493)
Net unrealized loss on hedging instruments	(4,049)	(852)	(3,197)
Net change in pension and other post-retirement benefit obligations	—	(3,734)	3,734
Other comprehensive loss attributable to HollyFrontier stockholders	$(27,492)	$(9,536)	$(17,956)

Six Months Ended June 30, 2017
Net change in foreign currency translation adjustment	$7,585	$2,654	$4,931
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	5,276	2,048	3,228
Other comprehensive income	12,857	4,701	8,156
Less other comprehensive loss attributable to noncontrolling interest	(17)	—	(17)
Other comprehensive income attributable to HollyFrontier stockholders	$12,874	$4,701	$8,173

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2018	2017

Hedging instruments:
Commodity price swaps	$(5,317)	$4,476	Sales and other revenues
	(281)	(4,421)	Operating expenses
Interest rate swaps	—	102	Interest expense
	(5,598)	157
	(1,427)	36	Income tax expense (benefit)
	(4,171)	121	Net of tax
	—	(65)	Noncontrolling interest
	(4,171)	56	Net of tax and noncontrolling interest

Total reclassifications for the period	$(4,171)	$56

	Six Months Ended June 30,
	2018	2017

Hedging instruments:
Commodity price swaps	(3,671)	8,426	Sales and other revenues
	—	(299)	Cost of products sold
	(736)	(8,716)	Operating expenses
Interest rate swaps	—	115	Interest expense
	(4,407)	(474)
	(1,124)	(212)	Income tax benefit
	(3,283)	(262)	Net of tax
	—	(73)	Noncontrolling interest
	(3,283)	(335)	Net of tax and noncontrolling interest

Total reclassifications for the period	$(3,283)	$(335)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustment	$(4,116)	$14,377
Unrealized loss on pension obligation	(692)	(654)
Unrealized gain on post-retirement benefit obligations	20,711	16,939
Unrealized loss on hedging instruments	(3,990)	(793)
Accumulated other comprehensive income	$11,913	$29,869

NOTE 13:	Post-retirement Plans

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The net periodic pension expense of these plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,	February 1 to June 30,
	2018	2017	2018	2017
	(in thousands)
Service cost - benefit earned during the period	$1,106	$944	$2,235	$1,582
Interest cost on projected benefit obligations	563	518	1,138	868
Expected return on plan assets	(867)	(747)	(1,752)	(1,252)
Net periodic pension expense	$802	$715	$1,621	$1,198

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

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. In addition, we have a post-retirement healthcare and other benefits plan for our PCLI employees. The net periodic benefit credit of these plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost – benefit earned during the period	$412	$375	$826	$726
Interest cost on projected benefit obligations	234	243	471	464
Amortization of prior service credit	(870)	(870)	(1,741)	(1,740)
Net periodic post-retirement credit	$(224)	$(252)	$(444)	$(550)

NOTE 14:	Contingencies

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

In March, 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, has submitted requests for reimbursement of approximately $20.0 million pursuant to contractual indemnity provisions under the APA for various costs incurred. Calumet has also asserted claims related to environmental matters. We have rejected most of the claims for payment, and selected issues were arbitrated in July 2018. The arbitration panel is expected to rule on the selected issues this fall after additional briefing is submitted to the panel. We have accrued the costs we believe are owed pursuant to the APA, and we estimate that any reasonably possible losses beyond the amounts accrued are not material.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products (1)	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2018
Sales and other revenues:
Revenues from external customers	$3,987,115	$459,405	$24,746	$(30)	$4,471,236
Intersegment revenues	91,866	8,284	94,014	(194,164)	—
	$4,078,981	$467,689	$118,760	$(194,194)	$4,471,236
Cost of products sold (exclusive of lower of cost or market inventory)	$3,394,853	$373,141	$—	$(172,078)	$3,595,916
Lower of cost or market inventory valuation adjustment	$(106,926)	$—	$—	$—	$(106,926)
Operating expenses	$262,558	$19,905	$34,533	$(20,781)	$296,215
Selling, general and administrative expenses	$26,201	$35,257	$2,673	$4,544	$68,675
Depreciation and amortization	$72,989	$10,020	$24,609	$2,761	$110,379
Income (loss) from operations	$429,306	$29,366	$56,945	$(8,640)	$506,977
Earnings of equity method investments	$—	$—	$1,734	$—	$1,734
Capital expenditures	$42,188	$16,842	$18,957	$1,950	$79,937

Three Months Ended June 30, 2017
Sales and other revenues:
Revenues from external customers	$2,999,054	$444,000	$15,990	$(180)	$3,458,864
Intersegment revenues	$105,545	$—	$93,153	$(198,698)	$—
	$3,104,599	$444,000	$109,143	$(198,878)	$3,458,864
Cost of products sold (exclusive of lower of cost or market inventory)	$2,615,937	$317,921	$—	$(180,399)	$2,753,459
Lower of cost or market inventory valuation adjustment	$82,794	$1,188	$—	$—	$83,982
Operating expenses	$242,713	$55,750	$34,160	$(16,362)	$316,261
Selling, general and administrative expenses	$22,654	$27,769	$2,618	$6,762	$59,803
Depreciation and amortization	$75,426	$7,532	$19,541	$2,783	$105,282
Asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$45,828	$33,840	$52,824	$(11,662)	$120,830
Earnings of equity method investments	$—	$—	$4,053	$—	$4,053
Capital expenditures	$51,825	$9,122	$12,259	$4,087	$77,293

(1) During the three months ended June 30, 2018, we recognized an adjustment in our Lubricants and Specialty Products segment to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2018
Sales and other revenues:
Revenues from external customers	$7,645,262	$902,271	$52,203	$(73)	$8,599,663
Intersegment revenues	$182,904	$10,258	$195,441	$(388,603)	$—
	$7,828,166	$912,529	$247,644	$(388,676)	$8,599,663
Cost of products sold (exclusive of lower of cost or market inventory)	$6,606,557	$680,672	$—	$(344,188)	$6,943,041
Lower of cost or market inventory valuation adjustment	$(210,764)	$—	$—	$—	$(210,764)
Operating expenses	$502,405	$84,813	$70,736	$(41,451)	$616,503
Selling, general and administrative expenses	$52,572	$65,911	$5,795	$9,061	$133,339
Depreciation and amortization	$140,164	$18,884	$49,750	$5,922	$214,720
Income (loss) from operations	$737,232	$62,249	$121,363	$(18,020)	$902,824
Earnings of equity method investments	$—	$—	$3,013	$—	$3,013
Capital expenditures	$84,962	$25,380	$31,570	$7,565	$149,477

Six Months Ended June 30, 2017
Sales and other revenues:
Revenues from external customers	$5,741,781	$765,269	$32,599	$(302)	$6,539,347
Intersegment revenues	$185,453	$—	$182,178	$(367,631)	$—
	$5,927,234	$765,269	$214,777	$(367,933)	$6,539,347
Cost of products sold (exclusive of lower of cost or market inventory)	$5,175,091	$548,702	$—	$(329,159)	$5,394,634
Lower of cost or market inventory valuation adjustment	$94,325	$1,480	$—	$—	$95,805
Operating expenses	$497,084	$95,069	$66,712	$(34,878)	$623,987
Selling, general and administrative expenses	$45,019	$41,082	$5,255	$25,695	$117,051
Depreciation and amortization	$144,864	$12,836	$37,914	$5,708	$201,322
Asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$(48,396)	$66,100	$104,896	$(35,299)	$87,301
Earnings of equity method investments	$—	$—	$5,893	$—	$5,893
Capital expenditures	$99,259	$10,957	$20,524	$6,310	$137,050

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
June 30, 2018
Cash and cash equivalents	$8,223	$92,483	$6,656	$872,510	$979,872
Total assets	$7,020,880	$1,402,189	$2,154,741	$703,542	$11,281,352
Long-term debt	$—	$—	$1,395,599	$992,160	$2,387,759

December 31, 2017
Cash and cash equivalents	$7,488	$41,756	$7,776	$573,737	$630,757
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154
Long-term debt	$—	$—	$1,507,308	$991,685	$2,498,993

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil Company (“Red Giant Oil”), a privately-owned lubricants company, for $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa with storage facilities in Idaho, Utah and Wyoming, along with a blending and packaging facility in Texas. The acquisition closed on August 1, 2018.

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

For the three months ended June 30, 2018, net income attributable to HollyFrontier stockholders was $345.5 million compared to $57.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, net income attributable to HollyFrontier stockholders was $613.6 million compared to $12.3 million for the six months ended June 30, 2017. Overall gross refining margins per produced barrel sold for the three months ended June 30, 2018 increased 46% over the same period of 2017 due to higher 2018 crack spreads and crude oil basis differentials. Included in our financial results for the second quarter was an inventory reserve adjustment that increased pre-tax earnings by $106.9 million.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS significantly increases our cost of products sold, with RINs costs totaling $55.5 million for the three months ended June 30, 2018.

In March 2018, a fire occurred at our Woods Cross Refinery resulting in crude unit damage and reduced throughput rates throughout the second quarter. As of June 30, 2018, we have expensed $15.7 million in repair costs related to the damage, net of estimated insurance claims, and are currently pursuing recovery under our business interruption insurance policies. We expect to increase production during August and return to full run rate by early September.

Table of Content

OUTLOOK

Going into the second half of 2018, we expect favorable domestic diesel market fundamentals, combined with continued wide basis differentials for the Midland and Canadian crude oil we process, will support strong earnings in our refining business. Operationally, our Woods Cross Refinery will return from unplanned maintenance during the third quarter and we expect to run between 420,000 and 430,000 barrels per day of crude oil for the third quarter. Looking into the fourth quarter, we have a scheduled turnaround at our El Dorado Refinery during the fourth quarter which will impact sales volumes.

In our lubricants business, strong macroeconomic conditions continue to support demand and pricing for finished products. Combined with supply-driven softness in the base oil markets, we expect the Rack Forward portion of our business to drive solid earnings.

At HEP, we expect contractual tariff escalators and continued volume growth in our Permian Basin crude gathering system to drive a material improvement in revenue and earnings in the second half of 2018.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2018 and 2017 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2017
	2018	2017	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,471,236	$3,458,864	$1,012,372	29%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,595,916	2,753,459	842,457	31
Lower of cost or market inventory valuation adjustment	(106,926)	83,982	(190,908)	(227)
	3,488,990	2,837,441	651,549	23
Operating expenses (exclusive of depreciation and amortization)	296,215	316,261	(20,046)	(6)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	68,675	59,803	8,872	15
Depreciation and amortization	110,379	105,282	5,097	5
Long-lived asset impairment	—	19,247	(19,247)	(100)
Total operating costs and expenses	3,964,259	3,338,034	626,225	19
Income from operations	506,977	120,830	386,147	320
Other income (expense):
Earnings of equity method investments	1,734	4,053	(2,319)	(57)
Interest income	2,934	176	2,758	1,567
Interest expense	(32,324)	(29,645)	(2,679)	9
Gain (loss) on foreign currency transactions	(325)	10,328	(10,653)	(103)
Other, net	1,364	327	1,037	317
	(26,617)	(14,761)	(11,856)	80
Income before income taxes	480,360	106,069	374,291	353
Income tax expense	117,447	31,996	85,451	267
Net income	362,913	74,073	288,840	390
Less net income attributable to noncontrolling interest	17,406	16,306	1,100	7
Net income attributable to HollyFrontier stockholders	$345,507	$57,767	$287,740	498%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.96	$0.33	$1.63	494%
Diluted	$1.94	$0.33	$1.61	488%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	175,899	176,147	(248)	—%
Diluted	177,586	176,302	1,284	1%

Table of Content

	Six Months Ended June 30,		Change from 2017
	2018	2017	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$8,599,663	$6,539,347	$2,060,316	32%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,943,041	5,394,634	1,548,407	29
Lower of cost or market inventory valuation adjustment	(210,764)	95,805	(306,569)	(320)
	6,732,277	5,490,439	1,241,838	23
Operating expenses (exclusive of depreciation and amortization)	616,503	623,987	(7,484)	(1)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	133,339	117,051	16,288	14
Depreciation and amortization	214,720	201,322	13,398	7
Long-lived asset impairment	—	19,247	(19,247)	(100)
Total operating costs and expenses	7,696,839	6,452,046	1,244,793	19
Income from operations	902,824	87,301	815,523	934
Other income (expense):
Earnings of equity method investments	3,013	5,893	(2,880)	(49)
Interest income	5,524	995	4,529	455
Interest expense	(65,047)	(56,803)	(8,244)	15
Loss on early extinguishment of debt	—	(12,225)	12,225	(100)
Gain on foreign currency transactions	5,235	395	4,840	1,225
Gain on foreign currency swap contracts	—	24,545	(24,545)	(100)
Other, net	2,710	1,397	1,313	94
	(48,565)	(35,803)	(12,762)	36
Income before income taxes	854,259	51,498	802,761	1,559
Income tax expense	202,484	15,207	187,277	1,232
Net income	651,775	36,291	615,484	1,696
Less net income attributable to noncontrolling interest	38,177	23,992	14,185	59
Net income attributable to HollyFrontier stockholders	$613,598	$12,299	$601,299	4,889%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$3.47	$0.07	$3.40	4,857%
Diluted	$3.44	$0.07	$3.37	4,814%
Cash dividends declared per common share	$0.66	$0.66	$—	—%
Average number of common shares outstanding:
Basic	176,256	176,141	115	—%
Diluted	177,820	176,490	1,330	1%

Balance Sheet Data

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$979,872	$630,757
Working capital	$2,146,625	$1,640,118
Total assets	$11,281,352	$10,692,154
Long-term debt	$2,387,759	$2,498,993
Total equity	$6,403,643	$5,896,940

Table of Content

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$394,361	$512,782	$728,145	$473,398
Net cash used for investing activities	$(79,997)	$(107,493)	$(146,078)	$(580,509)
Net cash used for financing activities	$(114,004)	$(75,103)	$(229,715)	$(143,466)
Capital expenditures	$79,938	$77,293	$149,477	$137,050
EBITDA (1)	$602,723	$224,514	$1,090,325	$284,636

(1)
Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Segment Operating Data

Effective in the fourth quarter of 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, our Tulsa Refineries’ lubricants operations, previously reported in the Refining segment, are now combined with the operations of our Petro-Canada Lubricants business and reported in the Lubricants and Specialty Products segment. Segment information for the three and six months ended June 30, 2017 has been retrospectively adjusted to reflect our current segment presentation.

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

In the fourth quarter of 2017, we revised the following refining segment operating data computations: refinery gross margin; net operating margin; and operating expenses to better align with similar measurements provided by other companies in our industry and to facilitate comparison of our refining performance relative to our peers. Effective with this change, these measurements are now inclusive of all refining segment activities including HFC Asphalt operations and revenues and costs related to products purchased for resale and excess crude oil sales. Refining segment operating data for the three and six months ended June 30, 2017 has been retrospectively adjusted to reflect our current presentation.

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	289,820	290,460	258,930	256,370
Refinery throughput (BPD) (2)	300,030	304,840	273,200	263,730
Sales of produced refined products (BPD) (3)	270,710	282,950	261,950	255,900
Refinery utilization (4)	111.5%	111.7%	99.6%	98.6%

Average per produced barrel (5)
Refinery gross margin (6)	$11.90	$9.10	$11.30	$7.73
Refinery operating expenses (7)	4.89	4.51	5.02	5.24
Net operating margin	$7.01	$4.59	$6.28	$2.49

Refinery operating expenses per throughput barrel (8)	$4.41	$4.18	$4.82	$4.90

Feedstocks:
Sweet crude oil	58%	62%	51%	60%
Sour crude oil	23%	18%	26%	19%
Heavy sour crude oil	16%	15%	18%	15%
Other feedstocks and blends	3%	5%	5%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	50%	51%	50%
Diesel fuels	35%	34%	33%	32%
Jet fuels	6%	6%	6%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	3%	3%	3%
Base oils	4%	4%	4%	5%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	111,900	102,120	109,020	88,370
Refinery throughput (BPD) (2)	120,340	112,720	118,510	96,200
Sales of produced refined products (BPD) (3)	118,240	113,490	120,240	96,280
Refinery utilization (4)	111.9%	102.1%	109.0%	88.4%

Average per produced barrel (5)
Refinery gross margin (6)	$21.04	$11.56	$15.38	$10.53
Refinery operating expenses (7)	5.34	5.20	4.68	6.10
Net operating margin	$15.70	$6.36	$10.70	$4.43

Refinery operating expenses per throughput barrel (8)	$5.25	$5.24	$4.75	$6.11

Feedstocks:
Sweet crude oil	34%	25%	32%	22%
Sour crude oil	59%	66%	60%	70%
Other feedstocks and blends	7%	9%	8%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	47%	49%	51%	50%
Diesel fuels	41%	41%	39%	39%
Fuel oil	3%	2%	2%	3%
Asphalt	5%	5%	4%	5%
LPG and other	4%	3%	4%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	61,760	74,510	71,560	74,610
Refinery throughput (BPD) (2)	69,830	80,740	79,570	82,240
Sales of produced refined products (BPD) (3)	64,870	76,420	77,460	78,710
Refinery utilization (4)	63.7%	76.8%	73.8%	76.9%

Average per produced barrel (5)
Refinery gross margin (6)	$27.89	$19.40	$25.05	$14.79
Refinery operating expenses (7)	14.34	10.41	11.58	10.30
Net operating margin	$13.55	$8.99	$13.47	$4.49

Refinery operating expenses per throughput barrel (8)	$13.33	$9.85	$11.28	$9.86

Feedstocks:
Sweet crude oil	18%	32%	26%	35%
Heavy sour crude oil	51%	39%	43%	36%
Black wax crude oil	20%	21%	21%	20%
Other feedstocks and blends	11%	8%	10%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	57%	59%	57%	58%
Diesel fuels	32%	33%	33%	33%
Fuel oil	3%	2%	2%	2%
Asphalt	5%	4%	4%	5%
LPG and other	3%	2%	4%	2%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated
Crude charge (BPD) (1)	463,480	467,090	439,510	419,350
Refinery throughput (BPD) (2)	490,200	498,300	471,280	442,170
Sales of produced refined products (BPD) (3)	453,830	472,870	459,640	430,890
Refinery utilization (4)	101.4%	102.2%	96.2%	91.8%

Average per produced barrel (5)
Refinery gross margin (6)	$16.57	$11.36	$14.68	$9.64
Refinery operating expenses (7)	6.36	5.64	6.04	6.37
Net operating margin	$10.21	$5.72	$8.64	$3.27

Refinery operating expenses per throughput barrel (8)	$5.89	$5.35	$5.89	$6.07

Feedstocks:
Sweet crude oil	46%	49%	42%	48%
Sour crude oil	29%	26%	30%	26%
Heavy sour crude oil	17%	16%	18%	15%
Black wax crude oil	3%	3%	3%	4%
Other feedstocks and blends	5%	6%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	51%	52%	51%
Diesel fuels	36%	35%	35%	34%
Jet fuels	4%	4%	3%	5%
Fuel oil	1%	1%	2%	1%
Asphalt	4%	4%	3%	4%
Base oils	2%	3%	2%	3%
LPG and other	3%	2%	3%	2%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

(5)
Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)
Excludes lower of cost or market inventory valuation adjustments that increased gross margin by $106.9 million and decreased gross margin by $84.0 million for the three months ended June 30, 2018 and 2017, respectively, and increased gross margin by $210.8 million and decreased gross margin by $95.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lubricants and Specialty Products
Throughput (BPD)	18,610	21,470	20,100	21,750
Sales of produced refined products (BPD)	31,000	36,300	31,400	36,080

Sales of produced refined products:
Finished products	48%	44%	48%	43%
Base oils	32%	32%	32%	34%
Other	20%	24%	20%	23%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended June 30, 2018
Sales and other revenues	$175,642	$425,461	$(133,414)	$467,689
Cost of products sold (4)	153,040	353,515	(133,414)	373,141
Operating expenses (4)	27,210	(7,305)	—	19,905
Selling, general and administrative expenses	7,888	27,369	—	35,257
Depreciation and amortization	6,013	4,007	—	10,020
Income (loss) from operations	$(18,509)	$47,875	$—	$29,366

Three months ended June 30, 2017
Sales and other revenues	$160,786	$394,485	$(111,271)	$444,000
Cost of products sold	129,832	299,360	(111,271)	317,921
Lower of cost or market inventory valuation adjustment	—	1,188	—	1,188
Operating expenses	22,934	32,816	—	55,750
Selling, general and administrative expenses	6,237	21,532	—	27,769
Depreciation and amortization	5,288	2,244	—	7,532
Income (loss) from operations	$(3,505)	$37,345	$—	$33,840

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Six months ended June 30, 2018
Sales and other revenues	$349,074	$824,500	$(261,045)	$912,529
Cost of products sold	305,094	636,623	(261,045)	680,672
Operating expenses	55,981	28,832	—	84,813
Selling, general and administrative expenses	14,707	51,204	—	65,911
Depreciation and amortization	11,641	7,243	—	18,884
Income (loss) from operations	$(38,349)	$100,598	$—	$62,249

Six months ended June 30, 2017
Sales and other revenues	$267,825	$684,338	$(186,894)	$765,269
Cost of products sold	224,270	511,326	(186,894)	548,702
Lower of cost or market inventory valuation adjustment	—	1,480	—	1,480
Operating expenses	38,561	56,508	—	95,069
Selling, general and administrative expenses	9,058	32,024	—	41,082
Depreciation and amortization	9,087	3,749	—	12,836
Income (loss) from operations	$(13,151)	$79,251	$—	$66,100

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
(4) During the three months ended June 30, 2018, we recognized an adjustment in our Rack Forward activities to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold.

Results of Operations – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2018 was $345.5 million ($1.96 per basic and $1.94 per diluted share), a $287.7 million increase compared to a net income of $57.8 million ($0.33 per basic and diluted share) for the three months ended June 30, 2017. Net income increased due principally to an increase in gross refining margins, partially offset by a decrease in refining segment sales volumes. For the three months ended June 30, 2018, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $106.9 million compared to a decrease of $84.0 million for the three months ended June 30, 2017. Refinery gross margins for the three months ended June 30, 2018 increased to $16.57 per barrel sold from $11.36 for the three months ended June 30, 2017.

Sales and Other Revenues
Sales and other revenues increased 29% from $3,458.9 million for the three months ended June 30, 2017 to $4,471.2 million for the three months ended June 30, 2018 due to a year-over-year increase in second quarter sales prices, partially offset by lower refined product sales volumes. Sales and other revenues for the three months ended June 30, 2018 and 2017 included $24.7 million and $16.0 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $459.4 million and $444.0 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended June 30, 2018 and 2017, respectively.

Table of Content

Cost of Products Sold
Total cost of products sold increased 23% from $2,837.4 million for the three months ended June 30, 2017 to $3,489.0 million for the three months ended June 30, 2018, due principally to higher crude oil costs, partially offset by lower refined product sales volumes. Additionally during the second quarter of 2018, we recognized a $106.9 million lower of cost or market inventory valuation benefit compared to a charge of $84.0 million for the same period of 2017, resulting in a new $13.1 million inventory reserve at June 30, 2018. The reserve at June 30, 2018 is based on market conditions and prices at that time. Additionally, we recorded a $25.3 million RINs cost reduction during the three months June 30, 2018 as a result of our Woods Cross Refinery small refinery exemption. We recorded a $30.5 million RINs cost reduction during the second quarter of 2017 as a result of our Cheyenne Refinery small refinery exemption during the three months ended June 30, 2017.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 46% from $11.36 for the three months ended June 30, 2017 to $16.57 for the three months ended June 30, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 6% from $316.3 million for the three months ended June 30, 2017 to $296.2 million for the three months ended June 30, 2018 due principally to the current quarter correction of transportation costs previously misclassified as operating expenses during the first quarter of 2018. These costs were reclassified from operating expenses to cost of products sold during the three months ended June 30, 2018. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on this cost classification. Additionally, operating expenses include higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15% from $59.8 million for the three months ended June 30, 2017 to $68.7 million for the three months ended June 30, 2018 due principally to higher legal and professional fees and salary costs. Additionally, we incurred $3.6 million in integration costs of our PCLI business during the three months ended June 30, 2017.

Depreciation and Amortization Expenses
Depreciation and amortization increased 5% from $105.3 million for the three months ended June 30, 2017 to $110.4 million for the three months ended June 30, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Long-lived Asset Impairment
During the three months ended June 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production.

Interest Income
Interest income for the three months ended June 30, 2018 was $2.9 million compared to $0.2 million for the three months ended June 30, 2017. This increase was due to higher interest rates and higher cash balances during the current year quarter.

Interest Expense
Interest expense was $32.3 million for the three months ended June 30, 2018 compared to $29.6 million for the three months ended June 30, 2017. This increase was due to interest attributable to higher HEP debt levels and market interest rate increases during the current year quarter relative to the same period of 2017. For the three months ended June 30, 2018 and 2017, interest expense included $17.6 million and $13.7 million, respectively, in interest costs attributable to HEP operations.

Table of Content

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $0.3 million loss for the three months ended June 30, 2018, and a $10.3 million gain for the three months ended June 30, 2017.

Income Taxes
For the three months ended June 30, 2018, we recorded income tax expense of $117.4 million compared to income tax expense of $32.0 million for the three months ended June 30, 2017. This increase was due principally to higher pre-tax income during the three months ended June 30, 2018 compared to the same period of 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 24.4% and 30.2% for the three months ended June 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal tax rate from 35% to 21%.

Results of Operations – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2018 was $613.6 million ($3.47 per basic and $3.44 per diluted share), a $601.3 million increase compared to net income attributable to HollyFrontier stockholders of $12.3 million ($0.07 per basic and diluted share) for the six months ended June 30, 2017. Net income increased due principally to an increase in gross refining margins and refining segment sales volumes. For the six months ended June 30, 2018, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $210.8 million compared to a reduction of $95.8 million for the six months ended June 30, 2017. Refinery gross margins for the six months ended June 30, 2018 increased to $14.68 per produced barrel from $9.64 for the six months ended June 30, 2017. During the six months ended June 30, 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold. During the second quarter of 2017, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million decrease to our RINs costs, reflecting the reinstatement of RINs previously expensed. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the six months ended June 30, 2017.

Sales and Other Revenues
Sales and other revenues increased 32% from $6,539.3 million for the six months ended June 30, 2017 to $8,599.7 million for the six months ended June 30, 2018 due to a year-over-year increase in sales prices and higher refined product sales volumes. Sales and other revenues for the six months ended June 30, 2018 and 2017 include $52.2 million and $32.6 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $902.3 million and $765.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the six months ended June 30, 2018 and 2017, respectively.

Cost of Products Sold
Total cost of products sold increased 23% from $5,490.4 million for the six months ended June 30, 2017 to $6,732.3 million for the six months ended June 30, 2018, due principally to higher crude oil costs and higher refined product sales volumes. Additionally, during the six months ended June 30, 2018, we recognized a $210.8 million lower of cost or market inventory valuation benefit compared to a charge of $95.8 million for the same period of last year, resulting in a new $13.1 million inventory reserve at June 30, 2018. The reserve at June 30, 2018 is based on market conditions and prices at that time. During the six months ended June 30, 2018 and 2017, we recorded a $97.0 million and a $30.5 million RINs cost reduction, respectively, as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 52% from $9.64 for the six months ended June 30, 2017 to $14.68 for the six months ended June 30, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 1% from $624.0 million for the six months ended June 30, 2017 to $616.5 million for the six months ended June 30, 2018 due principally to lower purchased fuel costs, net of higher repair and maintenance costs as a result of a fire and resulting damage at our Woods Cross Refinery in March 2018.

Table of Content

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14% from $117.1 million for the six months ended June 30, 2017 to $133.3 million for the six months ended June 30, 2018 due principally to higher legal and professional fees and salary costs. Additionally, we incurred $3.6 million in integration costs of our PCLI business during the six months ended June 30, 2018 compared to $19.3 million in direct acquisition and integration costs during the same period of 2017.

Depreciation and Amortization Expenses
Depreciation and amortization increased 7% from $201.3 million for the six months ended June 30, 2017 to $214.7 million for the six months ended June 30, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Long-lived Asset Impairment
During the six months ended June 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production.

Interest Income
Interest income for the six months ended June 30, 2018 was $5.5 million compared to $1.0 million for the six months ended June 30, 2017. This increase was due to higher interest rates and higher cash balances during the current year-to-date period.

Interest Expense
Interest expense was $65.0 million for the six months ended June 30, 2018 compared to $56.8 million for the six months ended June 30, 2017. This increase was due to interest attributable to higher debt levels and market interest rate increases during the current year relative to the same period of 2017. For the six months ended June 30, 2018 and 2017, interest expense included $35.2 million and $27.3 million, respectively, in interest costs attributable to HEP operations.

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

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $5.2 million gain for the six months ended June 30, 2018, and a $0.4 million gain for the six months ended June 30, 2017. The $5.2 million gain for the six months ended June 30, 2018 consists of a $25.5 million gain on foreign exchange forward contracts (utilized as an economic hedge), net of a $20.3 million remeasurement loss on our intercompany financing structure.

Income Taxes
For the six months ended June 30, 2018, we recorded income tax expense of $202.5 million compared to $15.2 million for the six months ended June 30, 2017. This increase was due principally to higher pre-tax income during the six months ended June 30, 2018 compared to the same period of 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 23.7% and 29.5% for the six months ended June 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal tax rate from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the six months ended June 30, 2018, there was no activity under the HollyFrontier Credit Agreement. At June 30, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.4 million under the HollyFrontier Credit Agreement.

Table of Content

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2018, HEP received advances totaling $305.5 million and repaid $417.5 million under the HEP Credit Agreement. At June 30, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $900.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of June 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

As of June 30, 2018, our cash and cash equivalents totaled $979.9 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In May 2015, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2018, we had remaining authorization to repurchase up to $123.7 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $349.1 million for the six months ended June 30, 2018. Net cash provided by operating activities of $728.1 million exceeded net cash used by financing and investing activities of $229.7 million and $146.1 million, respectively.

Table of Content

Cash Flows – Operating Activities

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net cash flows provided by operating activities were $728.1 million for the six months ended June 30, 2018 compared to $473.4 million for the six months ended June 30, 2017, an increase of $254.7 million. Net income for the six months ended June 30, 2018 was $651.8 million, an increase of $615.5 million compared to $36.3 million for the six months ended June 30, 2017. Non-cash adjustments to net income consisting of depreciation and amortization, long-lived asset impairment charges, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain / loss on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $60.1 million for the six months ended June 30, 2018 compared to $338.4 million for the same period in 2017. Adjusted for non-cash items, changes in working capital increased operating cash flows by $88.0 million and $176.1 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, for the six months ended June 30, 2018, turnaround expenditures decreased to $76.4 million from $86.0 million from the same period of 2017.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net cash flows used for investing activities were $146.1 million for the six months ended June 30, 2018 compared to $580.5 million for the six months ended June 30, 2017, a decrease of $434.4 million. Prior year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first six months of 2018 increased to $149.5 million from $137.1 million for the same period in 2017. These include HEP capital expenditures of $31.6 million and $20.5 million for the six months ended June 30, 2018 and 2017, respectively. Also for the six months ended June 30, 2017, we invested $41.6 million, in marketable securities and received proceeds of $465.7 million, from the sale or maturity of marketable securities.

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

Table of Content

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. HEP is forecasting to spend $8.0 million for maintenance capital expenditures, $5.0 million to $10.0 million for reimbursable capital expenditures and approximately $45.0 million to $55.0 million for expansion capital expenditures in 2018. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks and enhanced blending capabilities at its racks. In addition to the capital budget, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining live of the related service agreements.

Cash Flows – Financing Activities

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net cash flows used for financing activities were $229.7 million for the six months ended June 30, 2018 compared to $143.5 million for the six months ended June 30, 2017, an increase of $86.2 million. During the six months ended June 30, 2018, we purchased $53.7 million in common stock and paid $117.5 million in dividends. Also during this period, HEP received $305.5 million and repaid $417.5 million under the HEP Credit Agreement, received $114.8 million in net proceeds from the issuance of its common units and paid distributions of $60.8 million to noncontrolling interests. During the six months ended June 30, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement and paid $117.8 million in dividends. Also, during this period, HEP received $479.0 million and repaid $189.0 million under the HEP Credit Agreement, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $52.6 million in proceeds from the issuance of common units and paid distributions of $53.8 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the six months ended June 30, 2018.

HEP

During the six months ended June 30, 2018, HEP repaid net borrowings of $112.0 million resulting in $900.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2018. There were no other significant changes to HEP’s long-term contractual obligations during this period.

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

At June 30, 2018, our lower of cost or market inventory valuation reserve was $13.1 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of June 30, 2018, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

Table of Content

As of June 30, 2018, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	6,300,000	900,000	1,800,000	1,800,000	1,800,000	MMBTU
NYMEX futures (WTI) - short	1,315,000	1,315,000	—	—	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	300,000	300,000	—	—	—	Barrels
Forward gasoline and diesel contracts - long	675,000	675,000	—	—	—	Barrels
Physical crude contracts -short	180,000	180,000	—	—	—	Barrels
Foreign currency forward contracts	$451,027,063	$227,169,087	$223,857,976	—	—	U.S. Dollar

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2018	2017
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$8,650	$1,069

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2018 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,074,390	$31,699
HEP Senior Notes	$500,000	$507,025	$14,702

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2018, outstanding borrowings under the HEP Credit Agreement were $900.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to HollyFrontier stockholders	$345,507	$57,767	$613,598	$12,299
Add income tax provision	117,447	31,996	202,484	15,207
Add interest expense	32,324	29,645	65,047	56,803
Subtract interest income	(2,934)	(176)	(5,524)	(995)
Add depreciation and amortization	110,379	105,282	214,720	201,322
EBITDA	$602,723	$224,514	$1,090,325	$284,636

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total refining segment revenues less total refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per produced barrel sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$10.21	$5.72	$8.64	$3.27
Add average refinery operating expenses per produced barrel sold	6.36	5.64	6.04	6.37
Refinery gross margin per produced barrel sold	16.57	11.36	14.68	9.64
Times produced barrels sold (BPD)	453,830	472,870	459,640	430,890
Times number of days in period	91	91	181	181
Refining segment gross margin	684,317	488,834	1,221,300	751,834
Add (subtract) rounding	(189)	(172)	309	309
Total refining segment gross margin	684,128	488,662	1,221,609	752,143
Add refining segment cost of products sold	3,394,853	2,615,937	6,606,557	5,175,091
Refining segment sales and other revenues	4,078,981	3,104,599	7,828,166	5,927,234
Add lubricants and specialty products segment sales and other revenues	467,689	444,000	912,529	765,269
Add HEP segment sales and other revenues	118,760	109,143	247,644	214,777
Subtract corporate, other and eliminations	(194,194)	(198,878)	(388,676)	(367,933)
Sales and other revenues	$4,471,236	$3,458,864	$8,599,663	$6,539,347

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.36	$5.64	$6.04	$6.37
Times produced barrels sold (BPD)	453,830	472,870	459,640	430,890
Times number of days in period	91	91	181	181
Refinery operating expenses	262,659	242,696	502,497	496,803
Add (subtract) rounding	(101)	17	(92)	281
Total refining segment operating expenses	262,558	242,713	502,405	497,084
Add lubricants and specialty products segment operating expenses	19,905	55,750	84,813	95,069
Add HEP segment operating expenses	34,533	34,160	70,736	66,712
Subtract corporate, other and eliminations	(20,781)	(16,362)	(41,451)	(34,878)
Operating expenses (exclusive of depreciation and amortization)	$296,215	$316,261	$616,503	$623,987

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve. While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these proceedings and investigations through settlement or adverse judgment will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

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

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) is engaged in discussions with, and has responded to document requests from, the EPA and the U.S. Department of Justice (“DOJ”) regarding potential Clean Air Act violations relating to flaring devices and other equipment at the refinery. Topics of the discussions include (a) three information requests for activities occurring January 1, 2009 through May 31, 2014 and a September 2017 incident, (b) Risk Management Program compliance issues relating to a November 2014 inspection and (c) a Notice of Violation issued by the EPA in August 2017. HFEDR will continue to work with the EPA and DOJ to resolve these matters.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	236,600	$55.22	236,600	$138,617,762
May 2018	100,000	$70.37	100,000	$131,581,041
June 2018	110,000	$71.62	110,000	$123,703,248
Total for April to June 2018	446,600		446,600

Item 6.	Exhibits

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

4.1
Third Supplemental Indenture, dated as of May 29, 2018, by and among HEP Oklahoma LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, File No. 1-32225).

10.1*
First Amendment to Third Amended and Restated Master Throughput Agreement, dated as of June 12, 2018, effective as of April 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P.

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 2, 2018	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2018	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)