Form 10-Q
period 2018-09-30
HollyFrontier Corp
filed 2018-10-31
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
173,272,653 shares of Common Stock, par value $.01 per share, were outstanding on October 26, 2018.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $6,375 and $7,776, respectively)	$1,075,677	$630,757

Accounts receivable: Product and transportation (HEP: $10,301 and $12,803, respectively)	828,629	659,530
Crude oil resales	18,967	61,203
	847,596	720,733
Inventories: Crude oil and refined products	1,635,861	1,409,538
Materials, supplies and other (HEP: $918 and $916, respectively)	226,639	220,554
	1,862,500	1,630,092
Income taxes receivable	14,886	44,337
Prepayments and other (HEP: $1,794 and $1,395, respectively)	57,066	36,909
Total current assets	3,857,725	3,062,828

Properties, plants and equipment, at cost (HEP: $2,039,922 and $2,011,915, respectively)	6,704,162	6,523,789
Less accumulated depreciation (HEP: $(467,862) and $(408,599), respectively)	(2,030,719)	(1,810,515)
	4,673,443	4,713,274
Other assets: Turnaround costs	272,601	231,319
Goodwill (HEP: $314,229 and $310,610, respectively)	2,255,541	2,244,744
Intangibles and other (HEP: $183,288 and $206,167, respectively)	435,816	439,989
	2,963,958	2,916,052
Total assets	$11,495,126	$10,692,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $9,987 and $14,637, respectively)	$1,176,417	$1,220,795
Income taxes payable	78,316	3,159
Accrued liabilities (HEP: $29,182 and $33,214, respectively)	285,902	198,756
Total current liabilities	1,540,635	1,422,710

Long-term debt (HEP: $1,416,748 and $1,507,308, respectively)	2,409,148	2,498,993
Deferred income taxes (HEP: $558 and $525, respectively)	755,561	647,785
Other long-term liabilities (HEP: $63,106 and $62,590, respectively)	226,270	225,726

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,015,579 and 256,015,550 shares issued as of September 30, 2018 and December 31, 2017, respectively	2,560	2,560
Additional capital	4,199,938	4,132,696
Retained earnings	4,112,629	3,346,615
Accumulated other comprehensive income	25,906	29,869
Common stock held in treasury, at cost – 81,558,916 and 78,607,928 shares as of September 30, 2018 and December 31, 2017, respectively	(2,328,747)	(2,140,911)
Total HollyFrontier stockholders’ equity	6,012,286	5,370,829
Noncontrolling interest	551,226	526,111
Total equity	6,563,512	5,896,940
Total liabilities and equity	$11,495,126	$10,692,154

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2018 and December 31, 2017. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales and other revenues	$4,770,799	$3,719,247	$13,370,462	$10,258,594
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,752,234	2,888,549	10,695,275	8,283,183
Lower of cost or market inventory valuation adjustment	17,837	(111,128)	(192,927)	(15,323)
	3,770,071	2,777,421	10,502,348	8,267,860
Operating expenses (exclusive of depreciation and amortization)	317,196	322,277	933,699	946,264
Selling, general and administrative expenses (exclusive of depreciation and amortization)	71,130	68,252	204,469	185,303
Depreciation and amortization	108,885	102,884	323,605	304,206
Long-lived asset impairment	—	—	—	19,247
Total operating costs and expenses	4,267,282	3,270,834	11,964,121	9,722,880
Income from operations	503,517	448,413	1,406,341	535,714
Other income (expense):
Earnings of equity method investments	1,114	5,072	4,127	10,965
Interest income	5,136	1,074	10,660	2,069
Interest expense	(32,399)	(28,731)	(97,446)	(85,534)
Loss on early extinguishment of debt	—	—	—	(12,225)
Gain on foreign currency transactions	281	19,122	5,516	19,517
Gain on foreign currency swap contracts	—	—	—	24,545
Other, net	741	1,153	3,451	2,550
	(25,127)	(2,310)	(73,692)	(38,113)
Income before income taxes	478,390	446,103	1,332,649	497,601
Income tax expense (benefit):
Current	70,595	72,307	216,529	80,242
Deferred	45,663	86,079	102,213	93,351
	116,258	158,386	318,742	173,593
Net income	362,132	287,717	1,013,907	324,008
Less net income attributable to noncontrolling interest	19,666	15,703	57,843	39,695
Net income attributable to HollyFrontier stockholders	$342,466	$272,014	$956,064	$284,313
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.95	$1.53	$5.42	$1.60
Diluted	$1.93	$1.53	$5.37	$1.60
Cash dividends declared per common share	$0.33	$0.33	$0.99	$0.99
Average number of common shares outstanding:
Basic	175,097	176,149	175,865	176,143
Diluted	176,927	176,530	177,557	176,616

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$362,132	$287,717	$1,013,907	$324,008
Other comprehensive income (loss):
Foreign currency translation adjustment	8,325	16,702	(15,118)	24,287
Unrealized loss on marketable securities available for sale	—	—	—	(4)
Hedging instruments:
Change in fair value of cash flow hedging instruments	4,161	(2,094)	(4,296)	2,708
Reclassification adjustments to net income on settlement of cash flow hedging instruments	1,631	5,115	6,038	5,049
Amortization of unrealized loss attributable to discontinued cash flow hedges	—	270	—	810
Net unrealized gain on hedging instruments	5,792	3,291	1,742	8,567
Other comprehensive income (loss) before income taxes	14,117	19,993	(13,376)	32,850
Income tax expense (benefit)	124	7,140	(9,413)	11,841
Other comprehensive income (loss)	13,993	12,853	(3,963)	21,009
Total comprehensive income	376,125	300,570	1,009,944	345,017
Less noncontrolling interest in comprehensive income	19,666	15,663	57,843	39,638
Comprehensive income attributable to HollyFrontier stockholders	$356,459	$284,907	$952,101	$305,379

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,013,907	$324,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323,605	304,206
Long-lived asset impairment	—	19,247
Lower of cost or market inventory valuation adjustment	(192,927)	(15,323)
Earnings of equity method investments, inclusive of distributions	463	816
(Gain) loss on sale of assets	(52)	540
Loss on early extinguishment of debt attributable to unamortized discount	—	2,475
Deferred income taxes	102,213	93,351
Equity-based compensation expense	26,096	26,430
Change in fair value – derivative instruments	(3,007)	2,073
(Increase) decrease in current assets:
Accounts receivable	(136,764)	(116,986)
Inventories	(33,856)	(43,822)
Income taxes receivable	27,792	68,371
Prepayments and other	(14,089)	(5,268)
Increase (decrease) in current liabilities:
Accounts payable	(37,160)	88,010
Income taxes payable	76,277	60,661
Accrued liabilities	84,328	83,918
Turnaround expenditures	(114,593)	(111,513)
Other, net	7,664	4,219
Net cash provided by operating activities	1,129,897	785,413

Cash flows from investing activities:
Additions to properties, plants and equipment	(167,967)	(162,442)
Additions to properties, plants and equipment – HEP	(41,111)	(30,675)
Purchase of PCLI, net of cash acquired	—	(870,627)
Purchase of Red Giant Oil, net of cash acquired	(54,088)	—
Purchases of marketable securities	—	(41,565)
Sales and maturities of marketable securities	—	465,716
Other, net	3,999	2,297
Net cash used for investing activities	(259,167)	(637,296)

Cash flows from financing activities:
Borrowings under credit agreements	256,000	654,000
Repayments under credit agreements	(347,000)	(457,000)
Proceeds from issuance of senior notes - HEP	—	101,750
Redemption of senior notes - HEP	—	(309,750)
Proceeds from issuance of common units - HEP	114,887	52,285
Purchase of treasury stock	(177,710)	—
Dividends	(175,921)	(176,519)
Distributions to noncontrolling interest	(93,128)	(81,797)
Shares withheld for tax withholding obligations	(544)	(290)
Other, net	—	(13,131)
Net cash used for financing activities	(423,416)	(230,452)

Effect of exchange rate on cash flow	(2,394)	2,498

Cash and cash equivalents:
Increase (decrease) for the period	444,920	(79,837)
Beginning of period	630,757	710,579
End of period	$1,075,677	$630,742

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(89,553)	$(84,380)
Income taxes, net	$(112,520)	$50,957

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of September 30, 2018, we:

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

•
owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil with storage facilities in Idaho, Utah and Wyoming, along with a blending and packaging facility in Texas;

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•	owned a 57% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”).

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil, a privately-owned lubricants company. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa. The acquisition closed on August 1, 2018. Cash consideration paid of $54.1 million was allocated to the acquisition date fair value of assets and liabilities acquired, with the excess purchase price recorded as goodwill. Preliminary fair values are as follows: current assets $12.6 million, properties and equipment $21.3 million, intangible assets $9.7 million, goodwill $11.2 million and current liabilities $0.7 million.

On October 29, 2016, our wholly-owned subsidiary, 9952110 Canada Inc., entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion in Canadian dollars.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2018, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and consolidated cash flows for the nine months ended September 30, 2018 and 2017 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 that has been filed with the SEC.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Our results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2018.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million at both September 30, 2018 and December 31, 2017.

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

Goodwill and Long-lived Assets: As of September 30, 2018, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting units fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

We performed our annual goodwill impairment testing as of July 1, 2018 and determined there was no impairment of goodwill attributable to our reporting units.

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

During the second quarter of 2017, we incurred long-lived asset impairment charges totaling $23.2 million, including $19.2 million of construction-in-progress consisting primarily of engineering work for a planned expansion of our Woods Cross refinery to add lubricants production capabilities. During the second quarter of 2017, we concluded to no longer pursue this expansion for various reasons including our acquisition of PCLI. The remaining $4.0 million in charges relate to property, plant and equipment that we expensed in the form of accelerated depreciation in the income statement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2017 and through June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however in certain cases, we made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and related matters.

During the three months ended September 30, 2018, we completed analysis of a significant portion of the accounting for the tax effects for which provisional adjustments were made during the fourth quarter of 2017 resulting in our recording in the third quarter of 2018 an additional tax benefit of $6.1 million. These adjustments to the previously recorded provisional amounts included the effects on existing deferred tax balances, the one-time transition tax and deferred U.S. taxes on foreign subsidiaries earnings and profits. Some states have not yet publicly commented and other state effects from the changes in the Act are still being analyzed, and the estimated value of the state deferred tax balances are based on existing law and state guidance.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2018 and 2017, we received proceeds of $38.4 million and $36.7 million, respectively, and repaid $39.3 million and $37.9 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Accumulated Other Comprehensive Income
In February 2018, Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”),” was issued permitting a reclassification of stranded tax effects caused by the Tax Cuts and Jobs Act enacted on December 22, 2017 between AOCI and retained earnings. We adopted this standard effective in the first quarter of 2018 and recorded a cumulative effect adjustment of $3.6 million as an increase to AOCI and a decrease to retained earnings. During the three months ended September 30, 2018, we completed analysis of the accounting for the stranded tax effects on AOCI and recorded an additional $3.1 million as an increase to AOCI and a decrease to retained earnings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The effect of the retrospective presentation change related to the net periodic cost / benefit of our defined benefit pension and other post-retirement plans on our consolidated income statement was as follows:

	Three Months Ended September 30, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$2,888,530	$19	$2,888,549
Operating expenses	$321,668	$609	$322,277
Selling, general and administrative expenses	$68,013	$239	$68,252
Other, net	$286	$867	$1,153

	Nine Months Ended September 30, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$8,283,127	$56	$8,283,183
Operating expenses	$944,437	$1,827	$946,264
Selling, general and administrative expenses	$184,659	$644	$185,303
Other, net	$23	$2,527	$2,550

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

Accounting Pronouncements - Not Yet Adopted

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard. We plan to apply practical expedients provided in the standards update that allow us, among other things, not to reassess contracts that commenced prior to adoption. In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired and are finalizing implementation of software and systems to facilitate lease capture and related accounting treatment.

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

As of September 30, 2018, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the nine months ended September 30, 2018. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of September 30, 2018, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2019 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2018, these agreements result in minimum annualized payments to HEP of $335.0 million.

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

Disaggregated revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,598,815	$2,839,543	$10,193,218	$7,910,289
Specialty lubricant products (2)	422,760	369,822	1,237,002	1,054,161
Asphalt, fuel oil and other products (3)	288,013	201,596	741,139	539,526
Total refined product revenues	4,309,588	3,410,961	12,171,359	9,503,976
Excess crude oil revenues (4)	422,122	277,810	1,074,928	658,117
Transportation and logistic services	25,596	15,227	77,799	47,826
Other revenues (5)	13,493	15,249	46,376	48,675
Total sales and other revenues	$4,770,799	$3,719,247	$13,370,462	$10,258,594

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Refined product revenues by market
North America
Mid-Continent	$2,337,689	$1,748,044	$6,458,935	$5,111,301
Southwest	1,016,771	842,347	2,865,324	2,100,850
Rocky Mountains	627,542	528,380	1,869,414	1,489,203
Northeast	85,344	66,467	261,380	189,039
Canada	190,727	177,767	563,088	486,380
Europe and Asia	51,515	47,956	153,218	127,203
Total refined product revenues	$4,309,588	$3,410,961	$12,171,359	$9,503,976

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $234,887 and $53,126, respectively, for the three months ended September 30, 2018, $158,344 and $43,252, respectively, for the three months ended September 30, 2017, $589,726 and $151,413, respectively, for the nine months ended September 30, 2018, and $415,344 and $124,182, respectively, for the nine months ended September 30, 2017.

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

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements. The following table presents changes to our contract liabilities during the nine months ended September 30, 2018.

	January 1, 2018	Increase	Recognized as Revenue	September 30, 2018
	(In thousands)
Accrued liabilities	$179	$5,269	$(1,746)	$3,702

As of September 30, 2018, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2020. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	6,546	20,013	777	164	27,500
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of September 30, 2018 are presented below:

	Remainder of 2018	2019	2020	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$10,437	$41,863	$18,040	$12,553	$82,893

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 4:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at September 30, 2018 and December 31, 2017 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2018
Assets:
Foreign currency forward contracts	$9,137	$—	$9,137	$—
Commodity price swaps	1,565	—	1,565	—
Commodity forward contracts	25	—	25	—
Total assets	$10,727	$—	$10,727	$—

Liabilities:
NYMEX futures contracts	$8,854	$8,854	$—	$—
Commodity price swaps	1,615	—	1,615	—
Commodity forward contracts	4	—	4	—
RINs credit obligations (1)	5,221	—	5,221	—
Total liabilities	$15,694	$8,854	$6,840	$—

December 31, 2017
Assets:
Commodity forward contracts	$3,840	$—	$3,840	$—
Total assets	$3,840	$—	$3,840	$—

Liabilities:
NYMEX futures contracts	$3,360	$3,360	$—	$—
Commodity price swaps	2,424	—	2,424	—
Commodity forward contracts	1,020	—	1,020	—
RINs credit obligations (1)	8,931	—	8,931	—
Total liabilities	$15,735	$3,360	$12,375	$—

(1)
Represent obligations for RINs credits for which we do not have sufficient quantities at September 30, 2018 and December 31, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$342,466	$272,014	$956,064	$284,313
Participating securities’ (restricted stock) share in earnings	1,171	1,735	3,321	1,822
Net income attributable to common shares	$341,295	$270,279	$952,743	$282,491
Average number of shares of common stock outstanding	175,097	176,149	175,865	176,143
Effect of dilutive variable restricted shares and performance share units (1)	1,830	381	1,692	473
Average number of shares of common stock outstanding assuming dilution	176,927	176,530	177,557	176,616
Basic earnings per share	$1.95	$1.53	$5.42	$1.60
Diluted earnings per share	$1.93	$1.53	$5.37	$1.60
(1) Excludes anti-dilutive restricted and performance share units of:	—	104	2	120

NOTE 6:	Stock-Based Compensation

As of September 30, 2018, we have two principal share-based compensation plans (collectively, the “Long-Term Incentive Compensation Plan”).

The compensation cost charged against income for these plans was $8.1 million and $9.1 million for the three months ended September 30, 2018 and 2017, respectively, and $23.8 million and $24.5 million for the nine months ended September 30, 2018 and 2017, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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

A summary of restricted stock and restricted stock unit activity and changes during the nine months ended September 30, 2018 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018 (non-vested)	1,726,188	$33.51
Granted	32,583	55.85
Vesting (transfer/conversion to common stock)	(29,656)	31.49
Forfeited	(103,488)	34.45
Outstanding at September 30, 2018 (non-vested)	1,625,627	33.94	$113,631

For the nine months ended September 30, 2018, restricted stock and restricted stock units vested having a grant date fair value of $0.9 million. As of September 30, 2018, there was $15.9 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

A summary of performance share unit activity and changes during the nine months ended September 30, 2018 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2018 (non-vested)	692,661
Forfeited	(44,008)
Outstanding at September 30, 2018 (non-vested)	648,653

As of September 30, 2018, there was $9.1 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $33.91 per unit. That cost is expected to be recognized over a weighted-average period of 1.3 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 7:	Inventories

Inventory consists of the following components:

	September 30, 2018	December 31, 2017
	(In thousands)
Crude oil	$529,252	$581,417
Other raw materials and unfinished products(1)	383,953	396,618
Finished products(2)	753,562	655,336
Lower of cost or market reserve	(30,906)	(223,833)
Process chemicals(3)	35,259	24,792
Repair and maintenance supplies and other (4)	191,380	195,762
Total inventory	$1,862,500	$1,630,092

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Inventories, which are valued at the lower of LIFO cost or market, reflect a valuation reserve of $30.9 million and $223.8 million at September 30, 2018 and December 31, 2017, respectively. The December 31, 2017 market reserve of $223.8 million was reversed due to the sale of inventory quantities that gave rise to the 2017 reserve. A new market reserve of $30.9 million was established as of September 30, 2018 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of products sold totaling $17.8 million for the three months ended September 30, 2018 and a decrease of $111.1 million for the three months ended September 30, 2017, and a decrease to cost of products sold totaling $192.9 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We incurred expense of $3.3 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, and incurred expense of $0.1 million for the three months ended September 30, 2017 and reduced expense by $0.8 million for the nine months ended September 30, 2017, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $102.9 million and $103.7 million at September 30, 2018 and December 31, 2017, respectively, of which $86.5 million and $89.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the nine months ended September 30, 2018, there was no activity under the HollyFrontier Credit Agreement. At September 30, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.4 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2018, HEP received advances totaling $256.0 million and repaid $347.0 million under the HEP Credit Agreement. At September 30, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $921.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The carrying amounts of long-term debt are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(7,600)	(8,315)
	992,400	991,685

HEP Credit Agreement	921,000	1,012,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(4,252)	(4,692)
	495,748	495,308

Total HEP long-term debt	1,416,748	1,507,308

Total long-term debt	$2,409,148	$2,498,993

The fair values of the senior notes are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)

HollyFrontier senior notes	$1,065,980	$1,113,470

HEP senior notes	$512,840	$525,120

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 4 for additional information on Level 2 inputs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We capitalized interest attributable to construction projects of $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.3 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas and to lock in basis spread differentials on forecasted purchases of crude oil. We also periodically have forward sales contracts that lock in the prices of future sales of crude oil and refined product and swap contracts serving as cash flow hedges against price risk on forecasted purchases of WTI crude oil and forecasted sales of refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of derivatives designated as hedging instruments under hedge accounting:

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2018	2017		2018	2017
	(In thousands)
Commodity contracts	$5,792	$3,354	Sales and other revenues	$(1,422)	$(488)
			Operating expenses	(209)	(4,961)
Interest rate contracts (1)	—	(63)	Interest expense	—	64
Total	$5,792	$3,291		$(1,631)	$(5,385)

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2018	2017		2018	2017
	(In thousands)
Commodity contracts	$1,742	$8,658	Sales and other revenues	$(5,093)	$7,937
			Cost of products sold	—	(299)
			Operating expenses	(945)	(13,676)
Interest rate contracts (1)	—	(91)	Interest expense	—	179
Total	$1,742	$8,567		$(6,038)	$(5,859)

(1) HEP used interest rate swap contracts to manage its exposure to interest rate risk, which matured in July 2017.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(In thousands)
Commodity contracts	Cost of products sold	$(8,252)	$(10,632)	$(20,580)	$3,403
	Operating expenses	—	(629)	—	(6,392)
Foreign currency contracts	Gain on foreign currency transactions	(7,052)	—	18,504	—
	Gain on foreign currency swap contracts (1)	—	—	—	24,545
	Total	$(15,304)	$(11,261)	$(2,076)	$21,556

(1) Relates to Canadian currency swap contracts that settled on February 1, 2017 and effectively fixed the conversion rate on our PCLI purchase price.

As of September 30, 2018, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	5,850,000	450,000	1,800,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	4,388,000	—	1,460,000	2,928,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	2,303,000	2,102,000	201,000	—	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	400,000	400,000	—	—	—	Barrels
Forward gasoline contracts - long	25,000	25,000	—	—	—	Barrels
Foreign currency forward contracts	$446,361,369	$113,632,223	$332,729,146	—	—	U.S. Dollar

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$1,565	$—	$1,565	$3,243	$(2,114)	$1,129
	$1,565	$—	$1,565	$3,243	$(2,114)	$1,129

Derivatives not designated as cash flow hedging instruments:
Foreign exchange forward contracts	$9,137	$—	$9,137	$—	$—	$—
NYMEX futures contracts	—	—	—	8,854	—	8,854
Commodity price swap contracts	—	—	—	1,288	(802)	486
Commodity forward contracts	25	—	25	4	—	4
	$9,162	$—	$9,162	$10,146	$(802)	$9,344

Total net balance			$10,727			$10,473

Balance sheet classification:	Prepayment and other		$9,162	Accrued liabilities		$10,332
	Intangibles and other		1,565	Other long-term liabilities		141
			$10,727			$10,473

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$2,424	$—	$2,424
Commodity forward contracts	3,067	—	3,067	418	—	418
	$3,067	$—	$3,067	$2,842	$—	$2,842

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,360	$—	$3,360
Commodity forward contracts	773	—	773	602	—	602
	$773	$—	$773	$3,962	$—	$3,962

Total net balance			$3,840			$6,804

Balance sheet classification:				Accrued liabilities		$5,365
				Other long-term liabilities		1,439
	Prepayment and other		$3,840			$6,804

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

At September 30, 2018, we had a pre-tax net unrealized gain of $0.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized loss of $1.0 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

Changes to equity during the nine months ended September 30, 2018 are presented below:

	HollyFrontier Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance at December 31, 2017	$5,370,829	$526,111	$5,896,940
Net income	956,064	57,843	1,013,907
Dividends	(175,921)	—	(175,921)
Distributions to noncontrolling interest holders	—	(93,128)	(93,128)
Other comprehensive loss, net of tax	(3,963)	—	(3,963)
Allocated equity on HEP common unit issuances, net of tax	42,198	58,202	100,400
Equity-based compensation	23,840	2,256	26,096
Purchase of treasury stock (1)	(186,632)	—	(186,632)
Purchase of HEP units for restricted grants	—	(58)	(58)
Adoption of accounting standards	(14,129)	—	(14,129)
Balance at September 30, 2018	$6,012,286	$551,226	$6,563,512

(1) Includes 12,593 shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2018, we had remaining authorization to repurchase up to $949.3 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

NOTE 12:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2018
Net change in foreign currency translation adjustment	$8,325	$(1,354)	$9,679
Net unrealized gain on hedging instruments	5,792	1,478	4,314
Other comprehensive income attributable to HollyFrontier stockholders	$14,117	$124	$13,993

Three Months Ended September 30, 2017
Net change in foreign currency translation adjustment	$16,702	$5,851	$10,851
Net unrealized gain on hedging instruments	3,291	1,289	2,002
Other comprehensive income	19,993	7,140	12,853
Less other comprehensive loss attributable to noncontrolling interest	(40)	—	(40)
Other comprehensive income attributable to HollyFrontier stockholders	$20,033	$7,140	$12,893

Nine Months Ended September 30, 2018
Net change in foreign currency translation adjustment	$(15,118)	$(6,304)	$(8,814)
Net unrealized gain on hedging instruments	1,742	625	1,117
Net change in pension and other post-retirement benefit obligations	—	(3,734)	3,734
Other comprehensive loss attributable to HollyFrontier stockholders	$(13,376)	$(9,413)	$(3,963)

Nine Months Ended September 30, 2017
Net change in foreign currency translation adjustment	$24,287	$8,505	$15,782
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	8,567	3,337	5,230
Other comprehensive income	32,850	11,841	21,009
Less other comprehensive loss attributable to noncontrolling interest	(57)	—	(57)
Other comprehensive income attributable to HollyFrontier stockholders	$32,907	$11,841	$21,066

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2018	2017

Hedging instruments:
Commodity price swaps	$(1,422)	$(488)	Sales and other revenues
	(209)	(4,961)	Operating expenses
Interest rate swaps	—	64	Interest expense
	(1,631)	(5,385)
	(416)	(2,100)	Income tax benefit
	(1,215)	(3,285)	Net of tax
	—	(41)	Noncontrolling interest
Total reclassifications for the period	$(1,215)	$(3,326)	Net of tax and noncontrolling interest

	Nine Months Ended September 30,
	2018	2017

Hedging instruments:
Commodity price swaps	$(5,093)	$7,937	Sales and other revenues
	—	(299)	Cost of products sold
	(945)	(13,676)	Operating expenses
Interest rate swaps	—	179	Interest expense
	(6,038)	(5,859)
	(1,540)	(2,312)	Income tax benefit
	(4,498)	(3,547)	Net of tax
	—	(114)	Noncontrolling interest
Total reclassifications for the period	$(4,498)	$(3,661)	Net of tax and noncontrolling interest

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustment	$5,563	$14,377
Unrealized loss on pension obligation	(692)	(654)
Unrealized gain on post-retirement benefit obligations	20,711	16,939
Unrealized gain (loss) on hedging instruments	324	(793)
Accumulated other comprehensive income	$25,906	$29,869

NOTE 13:	Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post-retirement healthcare plan for PCLI employees that were previously covered under legacy Suncor plans.

Our agreement with Suncor also provides that pension assets related to the union and non-union pension plans are transferred to a pension trust which we established and are computed in accordance with the share purchase agreement, subject to regulatory approval. The actual asset transfer to our PCLI pension plan trust was a cash transfer that occurred in September 2018.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The net periodic pension expense of these plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,	February 1 to September 30,
	2018	2017	2018	2017
	(in thousands)
Service cost - benefit earned during the period	$1,093	$1,013	$3,337	$2,596
Interest cost on projected benefit obligations	556	556	1,698	1,424
Expected return on plan assets	(856)	(802)	(2,615)	(2,053)
Net periodic pension expense	$793	$767	$2,420	$1,967

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

We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. In addition, we have a post-retirement healthcare and other benefits plan for our PCLI employees. The net periodic benefit credit of these plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Service cost – benefit earned during the period	$411	$380	$1,238	$1,106
Interest cost on projected benefit obligations	234	250	705	714
Amortization of prior service credit	(870)	(870)	(2,611)	(2,610)
Net periodic post-retirement credit	$(225)	$(240)	$(668)	$(790)

NOTE 14:	Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

We have a crude oil supply contract that requires the supplier to deliver a specified volume of crude oil or pay a shortfall fee for the difference in the actual barrels delivered to us less the specified barrels per the supply contract. For the contract year ended August 31, 2017, the actual number of barrels delivered to us was substantially less than the specified barrels, and we recorded a reduction to cost of products sold and accumulated a shortfall fee receivable of $26.0 million during this period. In September 2017, the supplier notified us they are disputing the shortfall fee owed and in October 2017 notified us of their demand for arbitration. We offset the receivable with payments of invoices for deliveries of crude oil received subsequent to August 31, 2017, which is permitted under the supply contract. We believe the disputes and claims made by the supplier are without merit. For the second contract year ended August 31, 2018, the actual number of barrels delivered to us was less than the specified barrels, and we recorded a reduction to cost of products sold and accumulated a shortfall fee receivable of $8.0 million during this period. We offset the receivable with payments of invoices for deliveries of crude oil received subsequent to August 31, 2018, which is permitted under the supply contract. The shortfall fees owed for the second contract year are now also part of the arbitration proceedings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

In March 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, has submitted requests for reimbursement of approximately $20.0 million pursuant to contractual indemnity provisions under the APA for various costs incurred. Calumet has also asserted claims related to environmental matters. We have rejected all of the currently pending claims for payment, and selected issues were arbitrated in July 2018. In September 2018, the arbitration panel ruled on the selected issues and held that the APA places a number of important limitations on claims advanced by Calumet. We have accrued appropriate costs for this matter, and we believe that any reasonably possible losses beyond the amounts accrued are not material.

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

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro- Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America. Also, effective with our acquisition that closed August 1, 2018, the Lubricants and Specialty Products segment includes Red Giant Oil, one of the largest suppliers of locomotive engine oil in North America.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2018
Sales and other revenues:
Revenues from external customers	$4,270,835	$474,260	$25,596	$108	$4,770,799
Intersegment revenues	101,334	1,626	100,188	(203,148)	—
	$4,372,169	$475,886	$125,784	$(203,040)	$4,770,799
Cost of products sold (exclusive of lower of cost or market inventory)	$3,572,593	$359,742	$—	$(180,101)	$3,752,234
Lower of cost or market inventory valuation adjustment	$17,837	$—	$—	$—	$17,837
Operating expenses	$262,010	$40,288	$35,995	$(21,097)	$317,196
Selling, general and administrative expenses	$30,394	$33,514	$2,498	$4,724	$71,130
Depreciation and amortization	$70,793	$11,139	$24,367	$2,586	$108,885
Income (loss) from operations	$418,542	$31,203	$62,924	$(9,152)	$503,517
Earnings of equity method investments	$—	$—	$1,114	$—	$1,114
Capital expenditures	$47,088	$8,094	$9,541	$5,214	$69,937

Three Months Ended September 30, 2017
Sales and other revenues:
Revenues from external customers	$3,291,417	$413,074	$15,227	$(471)	$3,719,247
Intersegment revenues	82,705	—	95,137	(177,842)	—
	$3,374,122	$413,074	$110,364	$(178,313)	$3,719,247
Cost of products sold (exclusive of lower of cost or market inventory)	$2,774,722	$270,279	$—	$(156,452)	$2,888,549
Lower of cost or market inventory valuation adjustment	$(109,690)	$(1,438)	$—	$—	$(111,128)
Operating expenses	$246,409	$59,726	$36,061	$(19,919)	$322,277
Selling, general and administrative expenses	$26,582	$30,796	$3,626	$7,248	$68,252
Depreciation and amortization	$74,070	$7,734	$18,601	$2,479	$102,884
Income (loss) from operations	$362,029	$45,977	$52,076	$(11,669)	$448,413
Earnings of equity method investments	$—	$—	$5,072	$—	$5,072
Capital expenditures	$30,979	$9,815	$10,151	$5,122	$56,067

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2018
Sales and other revenues:
Revenues from external customers	$11,915,797	$1,376,531	$77,799	$335	$13,370,462
Intersegment revenues	284,538	11,884	295,629	(592,051)	—
	$12,200,335	$1,388,415	$373,428	$(591,716)	$13,370,462
Cost of products sold (exclusive of lower of cost or market inventory)	$10,179,509	$1,040,414	$—	$(524,648)	$10,695,275
Lower of cost or market inventory valuation adjustment	$(192,927)	$—	$—	$—	$(192,927)
Operating expenses	$764,415	$125,101	$106,731	$(62,548)	$933,699
Selling, general and administrative expenses	$82,966	$99,425	$8,293	$13,785	$204,469
Depreciation and amortization	$210,957	$30,023	$74,117	$8,508	$323,605
Income (loss) from operations	$1,155,415	$93,452	$184,287	$(26,813)	$1,406,341
Earnings of equity method investments	$—	$—	$4,127	$—	$4,127
Capital expenditures	$132,050	$23,138	$41,111	$12,779	$209,078

Nine Months Ended September 30, 2017
Sales and other revenues:
Revenues from external customers	$9,033,148	$1,178,343	$47,826	$(723)	$10,258,594
Intersegment revenues	268,208	—	277,315	(545,523)	—
	$9,301,356	$1,178,343	$325,141	$(546,246)	$10,258,594
Cost of products sold (exclusive of lower of cost or market inventory)	$7,949,813	$818,981	$—	$(485,611)	$8,283,183
Lower of cost or market inventory valuation adjustment	$(15,365)	$42	$—	$—	$(15,323)
Operating expenses	$743,493	$154,795	$102,773	$(54,797)	$946,264
Selling, general and administrative expenses	$71,591	$71,877	$8,882	$32,953	$185,303
Depreciation and amortization	$218,934	$20,570	$56,515	$8,187	$304,206
Asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$313,643	$112,078	$156,971	$(46,978)	$535,714
Earnings of equity method investments	$—	$—	$10,965	$—	$10,965
Capital expenditures	$130,238	$20,772	$30,675	$11,432	$193,117

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
September 30, 2018
Cash and cash equivalents	$6,915	$72,652	$6,375	$989,735	$1,075,677
Total assets	$7,044,358	$1,498,586	$2,146,124	$806,058	$11,495,126
Long-term debt	$—	$—	$1,416,748	$992,400	$2,409,148

December 31, 2017
Cash and cash equivalents	$7,488	$41,756	$7,776	$573,737	$630,757
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154
Long-term debt	$—	$—	$1,507,308	$991,685	$2,498,993

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil Company LLC (“Red Giant Oil”), a privately-owned lubricants company, for $54.1 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa with storage facilities in Idaho, Utah and Wyoming, along with a blending and packaging facility in Texas. The acquisition closed on August 1, 2018.

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

For the three months ended September 30, 2018, net income attributable to HollyFrontier stockholders was $342.5 million compared to $272.0 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net income attributable to HollyFrontier stockholders was $956.1 million compared to $284.3 million for the nine months ended September 30, 2017. Overall gross refining margins per produced barrel sold for the three months ended September 30, 2018 increased 38% over the same period of 2017 due to higher 2018 crack spreads and crude oil basis differentials. Included in our financial results for the third quarter was an inventory reserve adjustment that decreased pre-tax earnings by $17.8 million. Crude oil charge averaged 441,990 BPD compared to 454,790 BPD for the third quarter of 2017. The lower crude charge is due to the planned turnaround at the El Dorado Refinery that commenced in the last week of September 2018, combined with reduced production rates at our Woods Cross Refinery throughout July and August.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS significantly increases our cost of products sold, with RINs costs totaling $72.5 million for the three months ended September 30, 2018.

Table of Content

OUTLOOK

For the remainder of 2018, we expect favorable diesel market fundamentals, combined with favorable basis differentials for the Midland and Canadian crude oil we process, will continue to support strong earnings in our refining business. Operationally, our El Dorado and Mississauga refineries plan to return from planned maintenance in November, and we expect to run between 410,000 and 420,000 barrels per day of crude oil for the fourth quarter.

In our lubricants business, strong macroeconomic conditions continue to support demand and pricing for finished products, underpinning the Rack Forward portion of our business. The base oil markets continue to experience cyclical weakness, and we expect weak Rack Back earnings into 2019.

At HEP, we anticipate higher earnings and distributable cash flow in the fourth quarter due to the normal seasonality around the UNEV pipeline as well as higher crude gathering volumes in the Permian Basin. HEP remains on track to report a distribution coverage ratio of 1.0x for the full year 2018.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2018 and 2017 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2017
	2018	2017	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,770,799	$3,719,247	$1,051,552	28%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,752,234	2,888,549	863,685	30
Lower of cost or market inventory valuation adjustment	17,837	(111,128)	128,965	(116)
	3,770,071	2,777,421	992,650	36
Operating expenses (exclusive of depreciation and amortization)	317,196	322,277	(5,081)	(2)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	71,130	68,252	2,878	4
Depreciation and amortization	108,885	102,884	6,001	6
Total operating costs and expenses	4,267,282	3,270,834	996,448	30
Income from operations	503,517	448,413	55,104	12
Other income (expense):
Earnings of equity method investments	1,114	5,072	(3,958)	(78)
Interest income	5,136	1,074	4,062	378
Interest expense	(32,399)	(28,731)	(3,668)	13
Gain on foreign currency transactions	281	19,122	(18,841)	(99)
Other, net	741	1,153	(412)	(36)
	(25,127)	(2,310)	(22,817)	988
Income before income taxes	478,390	446,103	32,287	7
Income tax expense	116,258	158,386	(42,128)	(27)
Net income	362,132	287,717	74,415	26
Less net income attributable to noncontrolling interest	19,666	15,703	3,963	25
Net income attributable to HollyFrontier stockholders	$342,466	$272,014	$70,452	26%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.95	$1.53	$0.42	27%
Diluted	$1.93	$1.53	$0.40	26%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	175,097	176,149	(1,052)	(1)%
Diluted	176,927	176,530	397	—%

Table of Content

	Nine Months Ended September 30,		Change from 2017
	2018	2017	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$13,370,462	$10,258,594	$3,111,868	30%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	10,695,275	8,283,183	2,412,092	29
Lower of cost or market inventory valuation adjustment	(192,927)	(15,323)	(177,604)	1,159
	10,502,348	8,267,860	2,234,488	27
Operating expenses (exclusive of depreciation and amortization)	933,699	946,264	(12,565)	(1)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	204,469	185,303	19,166	10
Depreciation and amortization	323,605	304,206	19,399	6
Long-lived asset impairment	—	19,247	(19,247)	(100)
Total operating costs and expenses	11,964,121	9,722,880	2,241,241	23
Income from operations	1,406,341	535,714	870,627	163
Other income (expense):
Earnings of equity method investments	4,127	10,965	(6,838)	(62)
Interest income	10,660	2,069	8,591	415
Interest expense	(97,446)	(85,534)	(11,912)	14
Loss on early extinguishment of debt	—	(12,225)	12,225	(100)
Gain on foreign currency transactions	5,516	19,517	(14,001)	(72)
Gain on foreign currency swap contracts	—	24,545	(24,545)	(100)
Other, net	3,451	2,550	901	35
	(73,692)	(38,113)	(35,579)	93
Income before income taxes	1,332,649	497,601	835,048	168
Income tax expense	318,742	173,593	145,149	84
Net income	1,013,907	324,008	689,899	213
Less net income attributable to noncontrolling interest	57,843	39,695	18,148	46
Net income attributable to HollyFrontier stockholders	$956,064	$284,313	$671,751	236%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$5.42	$1.60	$3.82	239%
Diluted	$5.37	$1.60	$3.77	236%
Cash dividends declared per common share	$0.99	$0.99	$—	—%
Average number of common shares outstanding:
Basic	175,865	176,143	(278)	—%
Diluted	177,557	176,616	941	1%

Balance Sheet Data

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,075,677	$630,757
Working capital	$2,317,090	$1,640,118
Total assets	$11,495,126	$10,692,154
Long-term debt	$2,409,148	$2,498,993
Total equity	$6,563,512	$5,896,940

Table of Content

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$401,752	$312,015	$1,129,897	$785,413
Net cash used for investing activities	$(113,089)	$(56,787)	$(259,167)	$(637,296)
Net cash used for financing activities	$(193,701)	$(86,986)	$(423,416)	$(230,452)
Capital expenditures	$59,601	$56,067	$209,078	$193,117
EBITDA (1)	$594,872	$560,941	$1,685,197	$845,577

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

Segment Operating Data

Effective in the fourth quarter of 2017, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. Accordingly, our Tulsa Refineries’ lubricants operations, previously reported in the Refining segment, are now combined with the operations of our Petro-Canada Lubricants business and reported in the Lubricants and Specialty Products segment. Segment information for the three and nine months ended September 30, 2017 has been retrospectively adjusted to reflect our current segment presentation.

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

In the fourth quarter of 2017, we revised the following refining segment operating data computations: refinery gross margin; net operating margin; and operating expenses to better align with similar measurements provided by other companies in our industry and to facilitate comparison of our refining performance relative to our peers. Effective with this change, these measurements are now inclusive of all refining segment activities including HFC Asphalt operations and revenues and costs related to products purchased for resale and excess crude oil sales. Refining segment operating data for the three and nine months ended September 30, 2017 has been retrospectively adjusted to reflect our current presentation.

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	262,550	262,470	260,150	258,420
Refinery throughput (BPD) (2)	276,560	275,270	274,330	274,200
Sales of produced refined products (BPD) (3)	255,840	253,700	259,890	255,160
Refinery utilization (4)	101.0%	101.0%	100.1%	99.4%

Average per produced barrel (5)
Refinery gross margin (6)	$16.43	$12.60	$12.99	$9.36
Refinery operating expenses (7)	5.48	5.02	5.18	5.17
Net operating margin	$10.95	$7.58	$7.81	$4.19

Refinery operating expenses per throughput barrel (8)	$5.07	$4.63	$4.90	$4.81

Feedstocks:
Sweet crude oil	59%	65%	54%	62%
Sour crude oil	21%	14%	24%	17%
Heavy sour crude oil	15%	16%	17%	15%
Other feedstocks and blends	5%	5%	5%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	50%	51%	50%
Diesel fuels	34%	34%	33%	33%
Jet fuels	6%	6%	6%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	3%	3%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	109,560	112,060	109,200	96,350
Refinery throughput (BPD) (2)	117,880	122,890	118,300	105,190
Sales of produced refined products (BPD) (3)	122,210	130,740	120,900	107,890
Refinery utilization (4)	109.6%	112.1%	109.2%	96.4%

Average per produced barrel (5)
Refinery gross margin (6)	$22.60	$14.64	$17.84	$12.21
Refinery operating expenses (7)	4.53	4.34	4.63	5.38
Net operating margin	$18.07	$10.30	$13.21	$6.83

Refinery operating expenses per throughput barrel (8)	$4.69	$4.62	$4.73	$5.52

Feedstocks:
Sweet crude oil	28%	25%	31%	23%
Sour crude oil	65%	66%	61%	68%
Other feedstocks and blends	7%	9%	8%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	49%	50%	50%
Diesel fuels	41%	40%	40%	40%
Fuel oil	3%	4%	3%	3%
Asphalt	5%	5%	4%	4%
LPG and other	2%	2%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	69,880	80,260	71,000	76,510
Refinery throughput (BPD) (2)	76,120	87,620	78,410	84,050
Sales of produced refined products (BPD) (3)	69,720	79,310	74,850	78,910
Refinery utilization (4)	72.0%	82.7%	73.2%	78.9%

Average per produced barrel (5)
Refinery gross margin (6)	$24.75	$17.71	$24.95	$15.78
Refinery operating expenses (7)	12.80	10.47	11.97	10.36
Net operating margin	$11.95	$7.24	$12.98	$5.42

Refinery operating expenses per throughput barrel (8)	$11.72	$9.48	$11.42	$9.72

Feedstocks:
Sweet crude oil	24%	32%	25%	34%
Heavy sour crude oil	44%	37%	44%	36%
Black wax crude oil	24%	23%	22%	21%
Other feedstocks and blends	8%	8%	9%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	58%	56%	58%
Diesel fuels	34%	32%	33%	33%
Fuel oil	2%	3%	3%	2%
Asphalt	7%	4%	5%	5%
LPG and other	3%	3%	3%	2%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated
Crude charge (BPD) (1)	441,990	454,790	440,350	431,280
Refinery throughput (BPD) (2)	470,560	485,780	471,040	463,440
Sales of produced refined products (BPD) (3)	447,770	463,750	455,640	441,960
Refinery utilization (4)	96.7%	99.5%	96.4%	94.4%

Average per produced barrel (5)
Refinery gross margin (6)	$19.41	$14.05	$16.25	$11.20
Refinery operating expenses (7)	6.36	5.78	6.15	6.16
Net operating margin	$13.05	$8.27	$10.10	$5.04

Refinery operating expenses per throughput barrel (8)	$6.05	$5.51	$5.94	$5.88

Feedstocks:
Sweet crude oil	45%	49%	43%	48%
Sour crude oil	29%	25%	30%	25%
Heavy sour crude oil	16%	16%	17%	16%
Black wax crude oil	4%	4%	4%	4%
Other feedstocks and blends	6%	6%	6%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	51%	52%	51%
Diesel fuels	36%	36%	35%	34%
Jet fuels	3%	3%	3%	4%
Fuel oil	2%	2%	2%	2%
Asphalt	5%	4%	4%	4%
Base oils	2%	2%	2%	3%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

(5)
Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

(6)
Excludes lower of cost or market inventory valuation adjustments that decreased gross margin by $17.8 million and increased gross margin by $111.1 million for the three months ended September 30, 2018 and 2017, respectively, and increased gross margin by $192.9 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lubricants and Specialty Products
Throughput (BPD)	21,410	22,360	20,530	21,980
Sales of produced refined products (BPD)	31,970	30,440	21,340	34,790

Sales of produced refined products:
Finished products	49%	49%	48%	44%
Base oils	28%	28%	31%	33%
Other	23%	23%	21%	23%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended September 30, 2018
Sales and other revenues	$197,226	$424,386	$(145,726)	$475,886
Cost of products sold	177,748	327,720	(145,726)	359,742
Operating expenses	26,748	13,540	—	40,288
Selling, general and administrative expenses	7,439	26,075	—	33,514
Depreciation and amortization	6,345	4,794	—	11,139
Income (loss) from operations	$(21,054)	$52,257	$—	$31,203

Three months ended September 30, 2017
Sales and other revenues	$166,851	$369,822	$(123,599)	$413,074
Cost of products sold	127,371	266,507	(123,599)	270,279
Lower of cost or market inventory valuation adjustment	—	(1,438)	—	(1,438)
Operating expenses	26,691	33,035	—	59,726
Selling, general and administrative expenses	6,847	23,949	—	30,796
Depreciation and amortization	5,388	2,346	—	7,734
Income (loss) from operations	$554	$45,423	$—	$45,977

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Nine months ended September 30, 2018
Sales and other revenues	$546,300	$1,248,886	$(406,771)	$1,388,415
Cost of products sold	482,842	964,343	(406,771)	1,040,414
Operating expenses	82,729	42,372	—	125,101
Selling, general and administrative expenses	22,146	77,279	—	99,425
Depreciation and amortization	17,986	12,037	—	30,023
Income (loss) from operations	$(59,403)	$152,855	$—	$93,452

Nine months ended September 30, 2017
Sales and other revenues	$434,675	$1,054,161	$(310,493)	$1,178,343
Cost of products sold	351,641	777,833	(310,493)	818,981
Lower of cost or market inventory valuation adjustment	—	42	—	42
Operating expenses	65,252	89,543	—	154,795
Selling, general and administrative expenses	15,905	55,972	—	71,877
Depreciation and amortization	14,475	6,095	—	20,570
Income (loss) from operations	$(12,598)	$124,676	$—	$112,078

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

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2018 was $342.5 million ($1.95 per basic and $1.93 per diluted share), a $70.5 million increase compared to net income of $272.0 million ($1.53 per basic and diluted share) for the three months ended September 30, 2017. Net income increased due principally to an increase in gross refining margins, partially offset by a decrease in refining segment sales volumes. For the three months ended September 30, 2018, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $17.8 million compared to an increase of $111.1 million for the three months ended September 30, 2017. Refinery gross margins for the three months ended September 30, 2018 increased to $19.41 per barrel sold from $14.05 for the three months ended September 30, 2017.

Sales and Other Revenues
Sales and other revenues increased 28% from $3,719.2 million for the three months ended September 30, 2017 to $4,770.8 million for the three months ended September 30, 2018 due to a year-over-year increase in third quarter sales prices, partially offset by lower refined product sales volumes. Sales and other revenues for the three months ended September 30, 2018 and 2017 included $25.6 million and $15.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $474.3 million and $413.1 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended September 30, 2018 and 2017, respectively.

Cost of Products Sold
Total cost of products sold increased 36% from $2,777.4 million for the three months ended September 30, 2017 to $3,770.1 million for the three months ended September 30, 2018, due principally to higher crude oil costs, partially offset by lower refined product sales volumes. Additionally during the third quarter of 2018, we recognized a $17.8 million lower of cost or market inventory valuation charge compared to a $111.1 million benefit for the same period of 2017, resulting in a new $30.9 million inventory reserve at September 30, 2018. The reserve at September 30, 2018 is based on market conditions and prices at that time.

Table of Content

Gross Refinery Margins
Gross refinery margin per barrel sold increased 38% from $14.05 for the three months ended September 30, 2017 to $19.41 for the three months ended September 30, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year quarter. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 2% from $322.3 million for the three months ended September 30, 2017 to $317.2 million for the three months ended September 30, 2018 due principally to the effects of reclassification of transportation costs to cost of products sold that were classified as operating expenses during 2017. Additionally, operating expenses include higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4% from $68.3 million for the three months ended September 30, 2017 to $71.1 million for the three months ended September 30, 2018 due principally to higher legal and professional fees and salary costs. Additionally, we incurred $4.2 million in direct acquisition and integration costs of our PCLI business during the three months ended September 30, 2017.

Depreciation and Amortization Expenses
Depreciation and amortization increased 6% from $102.9 million for the three months ended September 30, 2017 to $108.9 million for the three months ended September 30, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income for the three months ended September 30, 2018 was $5.1 million compared to $1.1 million for the three months ended September 30, 2017. This increase was due to higher interest rates and higher cash balances during the current year quarter.

Interest Expense
Interest expense was $32.4 million for the three months ended September 30, 2018 compared to $28.7 million for the three months ended September 30, 2017. This increase was due to interest attributable to higher HEP debt levels and market interest rate increases during the current year quarter relative to the same period of 2017. For the three months ended September 30, 2018 and 2017, interest expense included $18.0 million and $14.1 million, respectively, in interest costs attributable to HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $0.3 million gain for the three months ended September 30, 2018, and a $19.1 million gain for the three months ended September 30, 2017.

Income Taxes
For the three months ended September 30, 2018, we recorded income tax expense of $116.3 million compared to $158.4 million for the three months ended September 30, 2017. This decrease was due principally to effects of a lower federal tax rate, partially offset by higher pre-tax income during the three months ended September 30, 2018 compared to the same period of 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 24.3% and 35.5% for the three months ended September 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal tax rate from 35% to 21%.

Table of Content

Results of Operations – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2018 was $956.1 million ($5.42 per basic and $5.37 per diluted share), a $671.8 million increase compared to net income attributable to HollyFrontier stockholders of $284.3 million ($1.60 per basic and diluted share) for the nine months ended September 30, 2017. Net income increased due principally to an increase in gross refining margins and refining segment sales volumes. For the nine months ended September 30, 2018, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $192.9 million compared to $15.3 million for the nine months ended September 30, 2017. Refinery gross margins for the nine months ended September 30, 2018 increased to $16.25 per produced barrel from $11.20 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the nine months ended September 30, 2017.

Sales and Other Revenues
Sales and other revenues increased 30% from $10,258.6 million for the nine months ended September 30, 2017 to $13,370.5 million for the nine months ended September 30, 2018 due to a year-over-year increase in sales prices and higher refined product sales volumes. Sales and other revenues for the nine months ended September 30, 2018 and 2017 include $77.8 million and $47.8 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,376.5 million and $1,178.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the nine months ended September 30, 2018 and 2017, respectively.

Cost of Products Sold
Total cost of products sold increased 27% from $8,267.9 million for the nine months ended September 30, 2017 to $10,502.3 million for the nine months ended September 30, 2018, due principally to higher crude oil costs and higher refined product sales volumes. Additionally, during the nine months ended September 30, 2018, we recognized a $192.9 million lower of cost or market inventory valuation benefit compared to $15.3 million for the same period of last year, resulting in a new $30.9 million inventory reserve at September 30, 2018. The reserve at September 30, 2018 is based on market conditions and prices at that time. During the nine months ended September 30, 2018 and 2017, we recorded $97.0 million and $30.5 million, respectively, RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 45% from $11.20 for the nine months ended September 30, 2017 to $16.25 for the nine months ended September 30, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 1% from $946.3 million for the nine months ended September 30, 2017 to $933.7 million for the nine months ended September 30, 2018 due principally to lower purchased fuel costs, net of higher repair and maintenance costs as a result of a fire and resulting damage at our Woods Cross Refinery in March 2018. Also contributing to the decrease was the current year reclassification to cost of products sold of transportation costs that were classified as operating expenses during 2017.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10% from $185.3 million for the nine months ended September 30, 2017 to $204.5 million for the nine months ended September 30, 2018 due principally to higher legal and professional fees and salary costs. Additionally, we incurred $3.6 million in integration costs of our PCLI business during the nine months ended September 30, 2018 compared to $23.5 million in direct acquisition and integration costs during the same period of 2017.

Depreciation and Amortization Expenses
Depreciation and amortization increased 6% from $304.2 million for the nine months ended September 30, 2017 to $323.6 million for the nine months ended September 30, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Table of Content

Long-lived Asset Impairment
During the nine months ended September 30, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management’s plan to cease further expansion of our Woods Cross Refinery to add lubricants production.

Interest Income
Interest income for the nine months ended September 30, 2018 was $10.7 million compared to $2.1 million for the nine months ended September 30, 2017. This increase was due to higher interest rates and higher cash balances during the current year-to-date period.

Interest Expense
Interest expense was $97.4 million for the nine months ended September 30, 2018 compared to $85.5 million for the nine months ended September 30, 2017. This increase was due to interest attributable to higher debt levels and market interest rate increases during the current year relative to the same period of 2017. For the nine months ended September 30, 2018 and 2017, interest expense included $53.2 million and $41.4 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
For the nine months ended September 30, 2017, a $12.2 million loss was recorded upon HEP’s redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $5.5 million gain for the nine months ended September 30, 2018, and a $19.5 million gain for the nine months ended September 30, 2017. The $5.5 million gain for the nine months ended September 30, 2018 consists of a $18.5 million gain on foreign exchange forward contracts (utilized as an economic hedge), net of a $13.0 million remeasurement loss on our intercompany financing structure.

Gain on Foreign Currency Swap Contracts
During the nine months ended September 30, 2017, we recorded a $24.5 million gain on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Income Taxes
For the nine months ended September 30, 2018, we recorded income tax expense of $318.7 million compared to $173.6 million for the nine months ended September 30, 2017. This increase was due principally to higher pre-tax income during the nine months ended September 30, 2018 compared to the same period of 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 23.9% and 34.9% for the nine months ended September 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal tax rate from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. During the nine months ended September 30, 2018, there was no activity under the HollyFrontier Credit Agreement. At September 30, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.4 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2018, HEP received advances totaling $256.0 million and repaid $347.0 million under the HEP Credit Agreement. At September 30, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $921.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Table of Content

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of September 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

As of September 30, 2018, our cash and cash equivalents totaled $1,075.7 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2018, we had remaining authorization to repurchase up to $949.3 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $444.9 million for the nine months ended September 30, 2018. Net cash provided by operating activities of $1,129.9 million exceeded net cash used by financing and investing activities of $423.4 million and $259.2 million, respectively.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net cash flows provided by operating activities were $1,129.9 million for the nine months ended September 30, 2018 compared to $785.4 million for the nine months ended September 30, 2017, an increase of $344.5 million. Net income for the nine months ended September 30, 2018 was $1,013.9 million, an increase of $689.9 million compared to $324.0 million for the nine months ended September 30, 2017. Non-cash adjustments to net income consisting of depreciation and amortization, long-lived asset impairment charges, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain / loss on sale of assets, loss on extinguishment of debt, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $256.4 million for the nine months ended September 30, 2018 compared to $433.8 million for the same period in 2017. Adjusted for non-cash items, changes in working capital decreased operating cash flows by $33.5 million for the nine months ended September 30, 2018 and increased operating cash flows by $134.9 million for the nine months ended September 30, 2017. Additionally, for the nine months ended September 30, 2018, turnaround expenditures increased to $114.6 million from $111.5 million from the same period of 2017.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net cash flows used for investing activities were $259.2 million for the nine months ended September 30, 2018 compared to $637.3 million for the nine months ended September 30, 2017, a decrease of $378.1 million. Current year investing activities reflect a net cash outflow of $54.1 million upon the acquisition of Red Giant Oil, and prior year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for the first nine months of 2018 increased to $209.1 million from $193.1 million for the same period in 2017. These include HEP capital expenditures of $41.1 million and $30.7 million for the nine months ended September 30, 2018 and 2017, respectively. Also for the nine months ended September 30, 2017, we invested $41.6 million, in marketable securities and received proceeds of $465.7 million, from the sale or maturity of marketable securities.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2018, we expect to spend approximately $475.0 million to $530.0 million in cash for capital projects and refinery turnarounds appropriated in 2018 and prior years. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2018 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Capital	$240.0	-	$270.0
Turnarounds	235.0	-	260.0
Total	$475.0	-	$530.0

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

Cash Flows – Financing Activities

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net cash flows used for financing activities were $423.4 million for the nine months ended September 30, 2018 compared to $230.5 million for the nine months ended September 30, 2017, an increase of $193.0 million. During the nine months ended September 30, 2018, we purchased $177.7 million in common stock and paid $175.9 million in dividends. Also during this period, HEP received $256.0 million and repaid $347.0 million under the HEP Credit Agreement, received $114.9 million in net proceeds from the issuance of its common units and paid distributions of $93.1 million to noncontrolling interests. During the nine months ended September 30, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement and paid $176.5 million in dividends. Also during this period, HEP received $628.0 million and repaid $431.0 million under the HEP Credit Agreement, received $101.8 million in net proceeds from the issuance of an additional $100 million aggregate principal amount of HEP 6.0% senior notes, paid $309.8 million upon the redemption of HEP’s 6.5% senior notes, received $52.3 million in proceeds from the issuance of common units and paid distributions of $81.8 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the nine months ended September 30, 2018.

HEP

During the nine months ended September 30, 2018, HEP repaid net borrowings of $91.0 million resulting in $921.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2018. There were no other significant changes to HEP’s long-term contractual obligations during this period.

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

At September 30, 2018, our lower of cost or market inventory valuation reserve was $30.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of September 30, 2018, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting units fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

We performed our annual goodwill impairment testing as of July 1, 2018 and determined there was no impairment of goodwill attributable to our reporting units.

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

Table of Content

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

As of September 30, 2018, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2018	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	5,850,000	450,000	1,800,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	4,388,000	—	1,460,000	2,928,000	—	Barrels
NYMEX futures (WTI) - short	2,303,000	2,102,000	201,000	—	—	Barrels
WTI and sub-octane gasoline crack spread swaps - short	400,000	400,000	—	—	—	Barrels
Forward gasoline contracts - long	25,000	25,000	—	—	—	Barrels
Foreign currency forward contracts	$446,361,369	$113,632,223	$332,729,146	—	—	U.S. Dollar

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at
	September 30,
Commodity-based Derivative Contracts	2018	2017
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$14,837	$7,360

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2018 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,065,980	$31,244
HEP Senior Notes	$500,000	$512,840	$13,824

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2018, outstanding borrowings under the HEP Credit Agreement were $921.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to HollyFrontier stockholders	$342,466	$272,014	$956,064	$284,313
Add income tax expense	116,258	158,386	318,742	173,593
Add interest expense	32,399	28,731	97,446	85,534
Subtract interest income	(5,136)	(1,074)	(10,660)	(2,069)
Add depreciation and amortization	108,885	102,884	323,605	304,206
EBITDA	$594,872	$560,941	$1,685,197	$845,577

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$13.05	$8.27	$10.10	$5.04
Add average refinery operating expenses per produced barrel sold	6.36	5.78	6.15	6.16
Refinery gross margin per produced barrel sold	19.41	14.05	16.25	11.20
Times produced barrels sold (BPD)	447,770	463,750	455,640	441,960
Times number of days in period	92	92	273	273
Refining segment gross margin	799,592	599,443	2,021,333	1,351,337
Add (subtract) rounding	(16)	(43)	(507)	206
Total refining segment gross margin	799,576	599,400	2,020,826	1,351,543
Add refining segment cost of products sold	3,572,593	2,774,722	10,179,509	7,949,813
Refining segment sales and other revenues	4,372,169	3,374,122	12,200,335	9,301,356
Add lubricants and specialty products segment sales and other revenues	475,886	413,074	1,388,415	1,178,343
Add HEP segment sales and other revenues	125,784	110,364	373,428	325,141
Subtract corporate, other and eliminations	(203,040)	(178,313)	(591,716)	(546,246)
Sales and other revenues	$4,770,799	$3,719,247	$13,370,462	$10,258,594

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.36	$5.78	$6.15	$6.16
Times produced barrels sold (BPD)	447,770	463,750	455,640	441,960
Times number of days in period	92	92	273	273
Refinery operating expenses	261,999	246,604	764,997	743,235
Add (subtract) rounding	11	(195)	(582)	258
Total refining segment operating expenses	262,010	246,409	764,415	743,493
Add lubricants and specialty products segment operating expenses	40,288	59,726	125,101	154,795
Add HEP segment operating expenses	35,995	36,061	106,731	102,773
Subtract corporate, other and eliminations	(21,097)	(19,919)	(62,548)	(54,797)
Operating expenses (exclusive of depreciation and amortization)	$317,196	$322,277	$933,699	$946,264

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	155,000	$69.91	155,000	$112,867,060
August 2018	675,000	$70.70	675,000	$65,147,830
September 2018 (1)	1,030,000	$70.41	1,030,000	$949,330,686
Total for July to September 2018	1,860,000		1,860,000

(1) On September 13, 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, including $43.3 million remaining under the previously existing $1 billion share repurchase program. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors.

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: October 31, 2018	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2018	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)