Form 10-K
period 2018-12-31
HollyFrontier Corp
filed 2019-02-20
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $11.0 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
170,765,526 shares of Common Stock, par value $.01 per share, were outstanding on February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 8, 2019, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference in Part III.

Table of Content

Table of Content

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management's beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out construction projects;

•	our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555, and our internet website address is www.hollyfrontier.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Director, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating / Corporate Governance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Director, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.”

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn US Holdings Inc. and 100% of the membership rights in Sonneborn Coöperatief U.A. (collectively, “Sonneborn”). The acquisition closed on February 1, 2019. Cash consideration paid was $660.0 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil Company LLC (“Red Giant Oil”), a privately-owned lubricants company. The acquisition closed on August 1, 2018. Cash consideration paid was $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa.

On October 29, 2016, we entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”). The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI is located in Mississauga, Ontario and is the largest producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity, and is the largest manufacturer of high margin Group III base oils in North America.

As of December 31, 2018, we:

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

•
owned and operated Red Giant Oil, which supplies locomotive engine oil and has storage and distribution facilities in Iowa, Kansas, Utah and Wyoming, along with a blending and packaging facility in Texas;

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

•
owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery

Table of Content

processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States.

HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed in the past three years can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Our operations are currently organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt. The Lubricants and Specialty Products segment includes the operations of our Petro-Canada Lubricants business and Red Giant Oil in addition to specialty lubricant products produced at our Tulsa Refinery. The HEP segment involves all of the operations of HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Years Ended December 31,
	2018	2017	2016
Consolidated
Crude charge (BPD) (1)	431,570	438,800	423,910
Refinery throughput (BPD) (2)	463,340	472,010	457,480
Sales of produced refined products (BPD) (3)	452,630	452,270	440,640
Refinery utilization (4)	94.4%	96.0%	92.8%

Average per produced barrel sold (5)
Refinery gross margin (6)	$17.71	$11.56	$8.16
Refinery operating expenses (7)	6.39	6.11	5.65
Net operating margin	$11.32	$5.45	$2.51

Refinery operating expenses per throughput barrel (8)	$6.24	$5.86	$5.45

Feedstocks:
Sweet crude oil	43%	48%	48%
Sour crude oil	30%	25%	26%
Heavy sour crude oil	17%	16%	16%
Black wax crude oil	4%	4%	3%
Other feedstocks and blends	6%	7%	7%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

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

(6)	Excludes lower of cost or market inventory valuation adjustments.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(8)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Products and Customers
Set forth below is information regarding refined product sales:

	Years Ended December 31,
	2018	2017	2016
Consolidated
Sales of refined products:
Gasolines	52%	52%	52%
Diesel fuels	34%	34%	34%
Jet fuels	3%	4%	4%
Fuel oil	2%	2%	2%
Asphalt	4%	4%	3%
Base oils	2%	2%	3%
LPG and other	3%	2%	2%
Total	100%	100%	100%

Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Base oils are intercompany sales to our Lubricants and Specialty Products segment. LPG's are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. See Note 4 “Revenues” in the Notes to Consolidated Financial Statements for additional information on our significant customers.

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

Table of Content

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2018	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	249,240	261,380	262,170
Refinery throughput (BPD) (2)	264,730	277,940	280,920
Sales of produced refined products (BPD) (3)	255,800	260,800	262,300
Refinery utilization (4)	95.9%	100.5%	100.8%

Average per produced barrel sold (5)
Refinery gross margin (6)	$14.44	$9.91	$7.44
Refinery operating expenses (7)	5.51	5.15	4.73
Net operating margin	$8.93	$4.76	$2.71

Refinery operating expenses per throughput barrel (8)	$5.32	$4.83	$4.42

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

	Years Ended December 31,
	2018	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	54%	61%	58%
Sour crude oil	24%	17%	18%
Heavy sour crude oil	16%	16%	17%
Other feedstocks and blends	6%	6%	7%
Total	100%	100%	100%

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

Table of Content

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

The Tulsa Refineries’ principal customers for conventional gasoline include other refiners, convenience store chains, independent marketers and retailers. Truck stop operators and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. The refinery's asphalt and roofing flux products are sold via truck or railcar directly from the refineries or to customers throughout the Mid-Continent region primarily to paving contractors and manufacturers of roofing products.

Products
Set forth below is information regarding refined product sales attributable to our Mid-Continent region:

	Years Ended December 31,
	2018	2017	2016
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of refined products:
Gasolines	51%	50%	50%
Diesel fuels	33%	33%	33%
Jet fuels	6%	7%	7%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	3%
Base oils	4%	4%	4%
LPG and other	2%	2%	2%
Total	100%	100%	100%

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

Table of Content

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2018	2017	2016
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	109,440	100,040	98,090
Refinery throughput (BPD) (2)	118,630	109,280	107,690
Sales of produced refined products (BPD) (3)	120,520	111,630	111,390
Refinery utilization (4)	109.4%	100.0%	98.1%

Average per produced barrel sold (5)
Refinery gross margin (6)	$19.05	$12.40	$9.49
Refinery operating expenses (7)	4.81	5.20	5.05
Net operating margin	$14.24	$7.20	$4.44

Refinery operating expenses per throughput barrel (8)	$4.89	$5.31	$5.23

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

	Years Ended December 31,
	2018	2017	2016
Southwest Region (Navajo Refinery)
Feedstocks:
Sweet crude oil	27%	25%	28%
Sour crude oil	65%	66%	63%
Other feedstocks and blends	8%	9%	9%
Total	100%	100%	100%

The Navajo Refinery's Artesia, New Mexico facility is located on a 561-acre site and is a fully integrated refinery with crude distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, mild hydrocracking, isomerization, sulfur recovery and product blending units.

The Artesia facility is operated in conjunction with a refining facility located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude distillation unit and associated vacuum distillation units. The Lovington facility processes crude oil into intermediate products that are transported to Artesia by means of three intermediate pipelines owned by HEP. These products are then upgraded into finished products at the Artesia facility. The combined crude oil capacity of the Navajo Refinery facilities is 100,000 BPSD and it typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha.

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States market, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by Kinder Morgan's subsidiary, SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in Artesia and Moriarty, New Mexico.

Table of Content

Products
Set forth below is information regarding refined product sales attributable to our Southwest region:

	Years Ended December 31,
	2018	2017	2016
Southwest Region (Navajo Refinery)
Sales of refined products:
Gasolines	50%	51%	52%
Diesel fuels	40%	39%	39%
Fuel oil	3%	3%	3%
Asphalt	4%	4%	3%
LPG and other	3%	3%	3%
Total	100%	100%	100%

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

Table of Content

The following tables set forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2018	2017	2016
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	72,890	77,380	63,650
Refinery throughput (BPD) (2)	79,980	84,790	68,870
Sales of produced refined products (BPD) (3)	76,300	79,840	66,950
Refinery utilization (4)	75.1%	79.8%	65.6%

Average per produced barrel sold (5)
Refinery gross margin (6)	$26.55	$15.78	$8.80
Refinery operating expenses (7)	11.83	10.46	10.17
Net operating margin	$14.72	$5.32	$(1.37)

Refinery operating expenses per throughput barrel (8)	$11.28	$9.85	$9.89

Feedstocks:
Sweet crude oil	28%	34%	39%
Heavy sour crude oil	42%	35%	35%
Black wax crude oil	21%	22%	18%
Other feedstocks and blends	9%	9%	8%
Total	100%	100%	100%

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

The Woods Cross Refinery's primary market is Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. It also supplies a small percentage of the refined products consumed in the combined Idaho, Wyoming, eastern Washington and Nevada markets. Our Woods Cross Refinery ships refined products over a common carrier pipeline system owned by Andeavor Logistics Northwest Pipelines LLC to numerous terminals, including HEP's terminal at Spokane, Washington and to third-party terminals at Pocatello and Boise, Idaho and Pasco, Washington as well as to Cedar City, Utah and Las Vegas, Nevada via the UNEV Pipeline.

Table of Content

Products
Set forth below is information regarding refined product sales attributable to our Rocky Mountain region:

	Years Ended December 31,
	2018	2017	2016
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of refined products:
Gasolines	55%	58%	59%
Diesel fuels	33%	32%	32%
Fuel oil	3%	3%	2%
Asphalt	5%	4%	4%
LPG and other	4%	3%	3%
Total	100%	100%	100%

Crude Oil and Feedstock Supplies
Crude oil is transported to the Cheyenne Refinery from suppliers in Canada, Colorado, Nebraska, North Dakota and Wyoming via common carrier pipelines owned by Enbridge, Plains and HEP, as well as by truck. The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming and Utah as delivered via common carrier pipelines, including the SLC Pipeline and Frontier Pipeline owned by HEP. Supplies of black wax crude oil are shipped via truck.

HollyFrontier Asphalt Company

We manufacture commodity and modified asphalt products at our manufacturing facilities located in Glendale, Arizona; Albuquerque, New Mexico; Artesia, New Mexico and Catoosa, Oklahoma. Our Albuquerque and Artesia facilities manufacture modified hot asphalt products and commodity and modified asphalt emulsions from base asphalt materials provided by our refineries and third-party suppliers. Our Glendale facility manufactures modified hot asphalt products from base asphalt materials provided by our refineries and third-party suppliers. Our Catoosa facility manufactures specialty modified asphalt and commodity asphalt products. We market these asphalt products in Arizona, California, Colorado, New Mexico, Oklahoma, Kansas, Missouri, Texas, Arkansas and northern Mexico. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for commercial and government projects.

LUBRICANTS AND SPECIALTY PRODUCTS OPERATIONS

Our lubricants and specialty products operations consist of our Petro-Canada Lubricants, Red Giant Oil and Tulsa rack forward businesses.

Our Petro-Canada Lubricants business produces automotive, industrial and food grade lubricants and greases, base and process oils and specialty fluids. It is the largest manufacturer of high margin Group III base oils in North America as well as the world's largest producer of pharmaceutical white oils. Products are marketed in 80 countries worldwide to a diverse customer base through a global sales force and distributor network.

Our Red Giant Oil business provides high quality lubricants to the railroad industry, which represents a market of a small number of high-value customers who associate the Red Giant Oil name with a niche suite of products.

Our Tulsa Refinery produces high quality base oils, process oils, waxes, horticultural oils and asphalt performance products. Products are marketed worldwide through strategically located terminals in the United States and selected distributors internationally.

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2018. Red Giant Oil is included for the period August 1, 2018 (date of acquisition) through December 31, 2018.

Table of Content

	Years Ended December 31,
Lubricants and Specialty Products	2018	2017	2016
Throughput (BPD)	19,590	21,710	—
Sales of produced refined products (BPD)	30,510	32,910	12,030

Sales of produced refined products:
Finished products	48%	45%	50%
Base oils	31%	31%	50%
Other	21%	24%	—%
Total	100%	100%	100%

PCLI owns and operates a refinery located in Mississauga, Ontario having lubricant production capacity of 15,600 BPD and has the flexibility to match unique lubricant product formulations. The primary operating units include a hydrogen plant and hydrotreating, solvent dewaxing, hydrodentrification, catalytic dewaxing and hydrobon/platformer units. The Mississauga plant also includes packaging facilities and has extensive distribution capabilities with marine, truck and rail access.

Red Giant Oil, headquartered in Council Bluffs, Iowa, owns and operates blending and distribution facilities in Council Bluffs, Iowa; Joshua, TX; Newcastle, Wyoming; Ogden, Utah and Pittsburg, Kansas.

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

HEP's recent acquisitions (2016 through present) are summarized below:

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

Table of Content

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

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2020 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of December 31, 2018, these agreements result in minimum annualized payments to HEP of $314.2 million.

Our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Agreement with Delek
HEP has a 15-year pipelines and terminals agreement with Delek expiring in 2020, under which Delek has agreed to transport on HEP's pipelines and throughput through its terminals, volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial tariff rate. Also, HEP has a capacity lease agreement with Delek under which Delek leases space on HEP's Orla to El Paso pipeline for the shipment of up to 15,000 barrels of refined product per day. The terms under this agreement expire in 2020 through 2022.

As of December 31, 2018, HEP's assets included:

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

Table of Content

•
a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas; and

•	a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming.

Refined Product Terminals and Refinery Tankage

•
two refined product terminals located in Moriarty and Bloomfield, New Mexico, with an aggregate capacity of approximately 414,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;

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

•	a refined product terminal in Catoosa, Oklahoma that stores specialty lubricant products and is utilized by our Tulsa Refineries;

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

ADDITIONAL OPERATIONS AND OTHER INFORMATION

Corporate Offices
Our principal corporate offices are leased and located in Dallas, Texas. Functions performed in our Dallas office include overall corporate management, refinery and HEP management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Employees and Labor Relations
As of December 31, 2018, we had 3,622 employees, of which 1,158 are currently covered by collective bargaining agreements having various expiration dates between 2019 and 2020. We consider our employee relations to be good.

Environmental Regulation
We are subject to numerous international, federal, state, provincial and local laws regulating worker health and safety, the discharge of substances into the environment, or otherwise relating to the protection of the environment and natural resources. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related facilities, which can result in the imposition of costly reporting, installation of pollution control equipment and maintenance obligations. Moreover, these permits and authorizations are subject to revocation, modification and renewal, as well as challenges from third parties.

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

Clean Air Act - Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our refineries require capital expenditures for the installation of certain air pollution control devices, operational procedures to minimize emissions, and monitoring and reporting of emissions. Additionally, the Environmental Protection Agency (“EPA”) has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. Also, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion, and state implementation of the revised NAAQS could result in stricter permitting requirements, delay or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Moreover, in February 2016, a new EPA rule became effective that requires, among other things, benzene monitoring at the refinery fence line beginning in January 2018 and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

Fuel Quality Regulation - We are subject to the EPA’s Control of Hazardous Air Pollutants from Mobile Sources (also known as the Mobile Source Air Toxics rule, or “MSAT2”) regulations that impose reductions in the benzene content of our produced gasoline. In addition to reducing benzene concentration in our gasoline, our refineries currently purchase benzene credits to meet these requirements. If economically justified or otherwise determined to be beneficial, we may implement additional benzene reduction projects to eliminate or reduce the need to purchase benzene credits.

Pursuant to the Energy Independence and Security Act of 2007 (“EISA”), and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products through 2022 or purchase Renewable Identification Numbers (“RINs”) in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In November 2018, the EPA finalized the RFS targets for 2019, which maintained the volume required for conventional (i.e., corn ethanol) renewable fuel, increased the volume required for advanced biofuels, and increased the volume required for cellulosic biofuel compared to the 2018 RFS requirements. The EPA also increased the biomass-based diesel volume for 2020 compared to 2019. Because the EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required.

The EPA has historically used its waiver authority to establish volumes lower than the statutory volumes required by EISA, but the EPA’s interpretation of its waiver authority, as well as its implementation of the RFS, has been subject to numerous court challenges. Lawsuits have been filed by the renewable fuel industry challenging the EPA's grant of small refinery exemptions. Additionally, in November 2017, the EPA denied petitions requesting to change the point of obligation for compliance under the RFS program to the terminal rack. Legal challenges of the EPA's decision may be expected. We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of renewable fuel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

Table of Content

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

Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Measures to date have included cap and trade programs, carbon taxes, vehicle efficiency standards and low carbon fuel standards. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal fired power plants that will likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. However, the Clean Power Plan was challenged in various courts, and the U.S. Supreme Court has stayed implementation of the rule. The U.S. Court of Appeals for the District of Columbia has held the litigation in abeyance. In October 2017, the EPA proposed to repeal the Clean Power Plan, and on August 21, 2018, the EPA proposed a replacement rule titled the Affordable Clean Energy Rule. Neither the Clean Power Plan nor the Affordable Clean Energy Rule would directly affect our operations. To the extent the EPA fully implements a rule that imposes higher costs on electricity generating units it could result in increased power costs for our refineries in future years.

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

Table of Content

The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” In 2015, the EPA, in conjunction with the U.S. Army Corps of Engineers (the “Corps”), issued a final rule regarding the definition of “waters of the United States,” which expanded the regulatory reach of the existing CWA regulations. The final rule is currently stayed in 28 states as a result of litigation, but remains in effect in the District of Columbia as well as in 22 states and the U.S. territories. On February 28, 2017, the President of the United States issued an Executive Order directing the EPA and the Corps to rescind or revise the rule. On December 11, 2018, the EPA and the Corps proposed a revised definition of “waters of the United States,” but has not finalized the rulemaking process. If the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for discharges resulting from our operations.

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

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, GHG emissions, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2018, we had an accrual of $110.2 million related to such environmental liabilities.

We are and have been the subject of various local, state, provincial, federal and private proceedings and inquiries relating to compliance with environmental laws and regulations and conditions, including those discussed above. Compliance with current and future environmental regulations is expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our refineries and at pipeline transportation facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued, if applicable.

Table of Content

Occupational Health and Safety - Our operations are subject to various laws and regulations relating to occupational health and safety, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to ensure compliance with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and EPA Risk Management Plan (“RMP”) regulations, both of which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third party compliance audits. However, many of the revised requirements do not become effective until 2021, but the EPA is engaged in an active rulemaking to rescind or amend significant elements of the RMP amendments. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS regulations. Since the EPA first began mandating biofuels in excess of the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS regulations on to our customers, if sufficient RINs are unavailable for purchase, if we

Table of Content

have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our financial condition and results of operations could be adversely affected.

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

The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.

Among these factors is the demand for crude oil and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery operations. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

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

Table of Content

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and / or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, crude oil supply contracts are generally short-term contracts with market-responsive pricing provisions. We purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant effect on our financial condition and results of operations. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover. For example, we recorded a non-cash increase to cost of products sold in the amount of $136.3 million and a decrease of $108.7 million for the years ended December 31, 2018 and 2017, respectively.

A material decrease in the supply of crude oil or other raw materials available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

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

For certain raw materials and utilities used by our refineries and other facilities, there are a limited number of suppliers and, in some cases, we source from a single supplier and/or suppliers in economies that have experienced instability or the supplies are specific to the particular geographic region in which a facility is located. Any significant disruption in supply could affect our ability to obtain raw materials, or increase the cost of such raw materials, which could significantly reduce our production levels or have a material adverse effect on our business, financial condition and results of operations. In addition, certain raw materials that we use are subject to various regulatory laws, and a change in the ability to legally use such raw materials may impact our liquidity, financial position and results of operations.

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

An additional component of our growth strategy is to selectively acquire complementary assets or businesses for our refining operations in order to increase earnings and cash flow. Our ability to do so will be dependent upon a number of factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations and inefficiencies that may result therefrom;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;

•	difficulties or delays in achieving anticipated operational improvements or benefits or inaccurate assumptions about future synergies or revenues;

•	incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and

•	issuance of additional equity, which could result in further dilution of the ownership interest of existing stockholders.

Any acquisitions that we do consummate may have adverse effects on our business and operating results.

Table of Content

Our ability to grow our Lubricants and Specialty Products segment depends, in part, on our ability to continuously develop, manufacture and introduce new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process lubricants, coatings, greases and other product offerings. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete, and, as a consequence, we may lose business and/or significant market share. Our efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by unfavorable margins or difficulties or delays in product development and service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. The development and commercialization of new products require significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable, and we could be required to write-off our investments related to a new product that does not reach commercial viability.

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

We derive a portion of our revenue and earnings from international operations. Compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, foreign exchange controls and cash repatriation restrictions, environmental laws, labor laws and anti-competition regulations, increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by any of our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our company's brand, international growth efforts and business.

We may incur significant costs to comply with new or changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Our refinery and pipeline operations are subject to international, federal, state, provincial and local laws regulating, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. In addition, as a result of recent acquisitions, we have manufacturing and distribution operations in foreign countries that are subject to environmental laws and regulations of such foreign countries. Permits or other authorizations are required under these laws for the operation of our refineries, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or refinery shutdowns. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable.” By final rulemakings published in June and July 2018, the EPA established ozone air quality designations for the areas not addressed in its November 2017 rulemaking. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure

Table of Content

release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, such as the performance requirements for flares, while other aspects of the rule require compliance to be achieved at a sooner date. For example, the rule's fence line monitoring requirements became effective January 31, 2018. In July 2016, the EPA issued a final rule providing refiners an additional 18 months to comply with a small subset of the rules related to air emissions resulting from startup, shutdown and maintenance events. In December 2016, the EPA granted petitions for reconsideration from industry and environmental organizations on aspects of the rule related to work practice standards for certain process units and equipment, as well as fence line monitoring requirements. In November 2018, the EPA published amendments to the new rules to clarify and correct certain requirements. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed.

We are and have been the subject of various local, state, provincial, federal, international and private proceedings relating to environmental regulations, conditions and inquiries. Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued.

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

From time to time, new federal energy policy legislation is enacted by the U.S. Congress or the governments of other foreign countries in which we operate. For example, in December 2007, the U.S. Congress passed the Energy Independence and Security Act, which, among other provisions, mandates annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. In Canada, fuel content legislation also exists at the federal and provincial level. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. In the near term, the new renewable fuel standard presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

For additional information on regulations and related liabilities or potential liabilities affecting our business, see “Regulation” under Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings.”

Table of Content

The adoption of climate change legislation or regulations could result in increased operating costs and reduced demand for the refined products we produce.

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gas emissions, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal CAA. For example, the EPA adopted rules that require certain large stationary sources to obtain permits to authorize emissions of GHGs. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. Both the EPA and Environment and Climate Change Canada have adopted regulations that limit GHG emissions from automobiles and light-duty trucks, which may result in a reduction in demand for the refined products that we produce. Similar regulations may exist or be enacted in other foreign countries in which we operate.

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

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases, cyber-attacks, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet marketing commitments.

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

Table of Content

A disruption to or proration of the refined product distribution systems or manufacturing facilities we utilize could negatively impact our profitability.

We utilize various common carrier or other third party pipeline systems to deliver our products to market. The key systems utilized by the Cheyenne, El Dorado, Navajo, Woods Cross, and Tulsa Refineries are Rocky Mountain, NuStar Energy and Magellan, SFPP and Plains, Chevron and UNEV, and Magellan, respectively.

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

We have manufacturing facilities in foreign countries that support the Lubricants and Specialty Products segment. If one of our facilities is damaged or disrupted, resulting in production being halted for an extended period, we may not be able to timely supply our customers. We take steps to mitigate this risk, including business continuity and contingency planning and procuring property and casualty insurance (including business interruption insurance). Nevertheless, the loss of sales in any one region over an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to information technology system failures, network disruptions and breaches in data security. In addition, our business is subject to increasingly stringent data protection requirements.

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

We are subject to laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data relating to our customers and employees. These laws, directives and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation, which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted in the European Union and may also apply to related products and services that we offer to customers in the European Union. Noncompliance with these legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect our ability to retain and attract customers.

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

At December 31, 2018, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP operates a system of crude oil and petroleum product pipelines; distribution terminals and refinery tankage in Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to Delek, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2020 through 2036, serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In 2010, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) finalized new standards, raising the required Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet by 40% to approximately 35 miles per gallon (“m.p.g.”) by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA adopted standards through model year 2025 in two phases. The first phase establishes final standards for 2017-2021 model year vehicles that are projected to require 40.3 - 41.0 m.p.g. in model year 2021 on an average industry fleet-wide basis. The second phase of the CAFE program represents non-final “augural” standards for 2022-2025 model year vehicles that are projected to require 48.7 - 49.7 m.p.g. in model year 2025, on an average industry fleet-wide basis. In 2017, the EPA and NHTSA announced that the agencies were reconsidering the second phase CAFE standards, which could result in maintaining the first phase standards for the 2022-2025 model years. On August 2, 2018, the EPA and NHTSA proposed the Safer Affordable Fuel Economy Rule which amended the existing CAFE standards and proposed new standards covering model years through 2026. A final rule is expected in 2019. Any increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material effect on our financial condition and results of operation.

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

Potential product, service or other related liability claims and litigation could adversely affect our business, reputation and results of operations.

A significant portion of our operating responsibility on refined product pipelines is to insure the quality and purity of the products loaded at our loading racks. If our quality control measures were to fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to public gasoline stations. The development, manufacture and sale of specialty lubricant products also involves an inherent risk of exposure to potential product liability claims. These types of incidents could result in product liability claims from our customers. Our Lubricants and Specialty Products segment could also be subject to false advertising claims, product recalls, workplace exposure, product seizures and related adverse publicity.

Any of these incidents is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of or exposure to various products. There can be no assurance that product liability claims against us would not have a material adverse effect on our business, reputation or results of operations or our ability to maintain existing customers or retain new customers. Although we maintain product and other general liability insurance, there can be no assurance that the types or levels of coverage maintained are adequate to cover these potential risks, or that we will be able to continue to maintain existing insurance or obtain comparable insurance at a reasonable cost, if at all.

In addition, if any party with whom we have a sponsorship relationship were to generate adverse publicity, our company could be harmed. A negative public perception of our company, whether justified or not, could impair our reputation, expose us to litigation, damage our brand equity and have a material adverse effect on our business.

We may be unable to adequately protect our intellectual property, which may limit our ability to compete in our markets.

We have trademarks and patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to our business. Despite our efforts to protect such intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products, and processes. In addition, the laws and/or judicial systems of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property. These potential risks to our intellectual property could subject us to increased competition and negatively impact our liquidity, financial position and results of operations.

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

As of December 31, 2018, approximately 32% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

Table of Content

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

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding these disclosures that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material effect on our financial condition, results of operations or cash flows.

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

Table of Content

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

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”). On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations relate to Clean Air Act regulated fuel gas and flare operations. HFTR is working with the ODEQ and the EPA to document a settlement agreement.

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

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. The following table includes repurchases made under this program during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2018	1,360,987	$66.34	1,360,987	$859,039,458
November 2018	450,000	$61.36	450,000	$831,427,985
December 2018	912,360	$53.93	810,000	$787,613,605
Total for October to December 2018	2,723,347		2,620,987

During the quarter ended December 31, 2018, 102,360 shares were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

As of February 13, 2019, we had approximately 97,419 stockholders, including beneficial owners holding shares in street name.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$17,714,666	$14,251,299	$10,535,700	$13,237,920	$19,764,327
Income (loss) before income taxes	1,524,467	868,863	(171,534)	1,208,568	467,500
Income tax expense (benefit)	347,243	(12,379)	19,411	406,060	141,172
Net income (loss)	1,177,224	881,242	(190,945)	802,508	326,328
Less net income attributable to noncontrolling interest	79,264	75,847	69,508	62,407	45,036
Net income (loss) attributable to HollyFrontier stockholders	$1,097,960	$805,395	$(260,453)	$740,101	$281,292
Earnings (loss) per share attributable to HollyFrontier stockholders - basic	$6.25	$4.54	$(1.48)	$3.91	$1.42
Earnings (loss) per share attributable to HollyFrontier stockholders - diluted	$6.19	$4.52	$(1.48)	$3.90	$1.42
Cash dividends declared per common share	$1.32	$1.32	$1.32	$1.31	$3.26
Average number of common shares outstanding:
Basic	175,009	176,174	176,101	188,731	197,243
Diluted	176,661	177,196	176,101	188,940	197,428

Net cash provided by operating activities	$1,554,416	$951,390	$606,948	$985,868	$758,596
Net cash used for investing activities	$(360,520)	$(959,670)	$(801,597)	$(381,748)	$(292,322)
Net cash provided by (used for) financing activities	$(664,328)	$(72,630)	$838,695	$(1,105,572)	$(838,392)

At end of period
Cash, cash equivalents and investments in marketable securities	$1,154,752	$630,757	$1,134,727	$210,552	$1,042,095
Working capital	$2,128,224	$1,640,118	$1,767,780	$587,450	$1,549,004
Total assets	$10,994,601	$10,692,154	$9,435,661	$8,388,299	$9,230,047
Total debt	$2,411,540	$2,498,993	$2,235,137	$1,040,040	$1,054,297
Total equity	$6,459,059	$5,896,940	$5,301,985	$5,809,773	$6,100,719

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming and Utah and market our refined products principally in the Southwest U.S., the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the U.S., Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn. The acquisition closed on February 1, 2019. Cash consideration paid was $660.0 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil, a privately-owned lubricants company. The acquisition closed on August 1, 2018. Cash consideration paid was $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa with storage and distribution facilities in Iowa, Kansas, Utah and Wyoming, along with a blending and packaging facility in Texas.

On October 29, 2016, we entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI is a Canadian-based producer of base oils with a plant having 15,600 BPD of lubricant production capacity that is located in Mississauga, Ontario. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide through a global sales network with locations in Canada, the United States, Europe and China.

For the year ended December 31, 2018, net income attributable to HollyFrontier stockholders was $1,098.0 million compared to net income of $805.4 million and a net loss of $260.5 million for the years ended December 31, 2017, and 2016, respectively. Overall gross refining margins per produced barrel sold for 2018 increased 53% over the year ended December 31, 2017 due to higher crack spreads and crude oil basis differentials.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $184.0 million for the year ended December 31, 2018, which is net of the $97.0 million cost reduction resulting from small refinery RINs waivers granted by the EPA in 2018 as described in Note 8 “Inventories” in the Notes to Consolidated Financial Statements.

OUTLOOK

Going into 2019, despite tightening crude differentials, we are optimistic that strength in the diesel markets will continue, and we expect to see a seasonal rebound in gasoline markets. For the first quarter 2019, we expect to run between 400,000 and 410,000 barrels per day of crude oil, primarily driven by the scheduled turnaround in mid-February at our Tulsa refinery.

Table of Content

In our Lubricants and Specialty Products segment, the Rack Forward business continues to perform well based on strong macroeconomic conditions that support healthy demand and pricing for finished products. We expect this to be offset somewhat by further cyclical weakness and oversupply in the base oil markets which will depress Rack Back earnings in 2019.

At HEP, we anticipate an annual distribution growth rate of 2% and coverage to average 1.0x for the full year of 2019 with higher coverage ratios expected in the second half of the year due to contractual tariff escalators.

A more detailed discussion of our financial and operating results for the years ended December 31, 2018, 2017 and 2016 is presented in the following sections.

Results Of Operations

Financial Data

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Sales and other revenues	$17,714,666	$14,251,299	$10,535,700
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	13,940,782	11,467,873	8,766,027
Lower of cost or market inventory valuation adjustment	136,305	(108,685)	(291,938)
	14,077,087	11,359,188	8,474,089
Operating expenses (exclusive of depreciation and amortization)	1,285,838	1,296,669	1,021,152
Selling, general and administrative expenses (exclusive of depreciation and amortization)	290,424	265,721	125,930
Depreciation and amortization	437,324	409,937	363,027
Goodwill and asset impairment	—	19,247	654,084
Total operating costs and expenses	16,090,673	13,350,762	10,638,282
Income (loss) from operations	1,623,993	900,537	(102,582)
Other income (expense):
Earnings of equity method investments	5,825	12,510	14,213
Interest income	16,892	3,736	2,491
Interest expense	(131,363)	(117,597)	(72,192)
Loss on early extinguishment of debt	—	(12,225)	(8,718)
Gain on foreign currency transactions	6,197	16,921	—
Gain (loss) on foreign currency swap	—	24,545	(6,520)
Remeasurement gain on HEP pipeline interest acquisitions	—	36,254	—
Other, net	2,923	4,182	1,774
	(99,526)	(31,674)	(68,952)
Income (loss) before income taxes	1,524,467	868,863	(171,534)
Income tax expense (benefit)	347,243	(12,379)	19,411
Net income (loss)	1,177,224	881,242	(190,945)
Less net income attributable to noncontrolling interest	79,264	75,847	69,508
Net income (loss) attributable to HollyFrontier stockholders	$1,097,960	$805,395	$(260,453)
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$6.25	$4.54	$(1.48)
Diluted	$6.19	$4.52	$(1.48)
Cash dividends declared per common share	$1.32	$1.32	$1.32
Average number of common shares outstanding:
Basic	175,009	176,174	176,101
Diluted	176,661	177,196	176,101

Table of Content

Other Financial Data

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$1,554,416	$951,390	$606,948
Net cash used for investing activities	$(360,520)	$(959,670)	$(801,597)
Net cash provided by (used for) financing activities	$(664,328)	$(72,630)	$838,695
Capital expenditures	$311,029	$272,259	$479,790
EBITDA (1)	$1,996,998	$1,316,814	$191,686

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

	Years Ended December 31,
	2018	2017	2016
Consolidated
Crude charge (BPD) (1)	431,570	438,800	423,910
Refinery throughput (BPD) (2)	463,340	472,010	457,480
Sales of produced refined products (BPD) (3)	452,630	452,270	440,640
Refinery utilization (4)	94.4%	96.0%	92.8%

Average per produced barrel sold (5)
Refinery gross margin (6)	$17.71	$11.56	$8.16
Refinery operating expenses (7)	6.39	6.11	5.65
Net operating margin	$11.32	$5.45	$2.51

Refinery operating expenses per throughput barrel (8)	$6.24	$5.86	$5.45

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

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

Table of Content

(6)	Excludes lower of cost or market inventory valuation adjustments.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(8)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2017. Red Giant Oil is included for the period August 1, 2018 (date of acquisition) through December 31, 2018.

	Years Ended December 31,
Lubricants and Specialty Products	2018	2017	2016
Throughput (BPD)	19,590	21,710	—
Barrels sold (BPD)	30,510	32,910	12,030

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

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Year Ended December 31, 2018
Sales and other revenues	$682,892	$1,650,056	$(520,245)	$1,812,703
Cost of products sold	633,459	1,268,326	(520,245)	1,381,540
Operating expenses	111,155	56,665	—	167,820
Selling, general and administrative expenses	32,086	111,664	—	143,750
Depreciation and amortization	26,955	16,300	—	43,255
Income (loss) from operations	$(120,763)	$197,101	$—	$76,338

Year Ended December 31, 2017
Sales and other revenues	$621,153	$1,415,842	$(442,959)	$1,594,036
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	504,782	1,032,161	(442,959)	1,093,984
Lower of cost or market inventory valuation adjustment	—	(1,206)	—	(1,206)
Operating expenses	95,303	127,158	—	222,461
Selling, general and administrative expenses	27,764	77,902	—	105,666
Depreciation and amortization	23,471	8,423	—	31,894
Income (loss) from operations	$(30,167)	$171,404	$—	$141,237

Year Ended December 31, 2016
Sales and other revenues	$—	$464,359	$—	$464,359
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	—	377,136	—	377,136
Lower of cost or market inventory valuation adjustment	—	(4,090)	—
Operating expenses	—	13,867	—	13,867
Selling, general and administrative expenses	—	2,899	—	2,899
Depreciation and amortization	—	620	—	620
Income from operations	$—	$73,927	$—	$73,927

(1)	Rack back consists of our PCLI base oil production activities, by-product sales to third parties and intra-segment base oil sales to rack forward.

(2)
Rack forward activities include the purchase of base oils from rack back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.

Table of Content

(3)	Intra-segment sales of rack back produced base oils to rack forward are eliminated under the “Eliminations” column.

Results of Operations – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2018 was $1,098.0 million ($6.25 per basic and $6.19 per diluted share), a $292.6 million increase compared to net income attributable to HollyFrontier stockholders of $805.4 million ($4.54 per basic and $4.52 per diluted share) for the year ended December 31, 2017. Net income increased due principally to an increase in gross refining margins. For the year ended December 31, 2018, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $136.3 million compared to an increase of $108.7 million for the year ended December 31, 2017. Refinery gross margins for the year ended December 31, 2018 increased to $17.71 per produced barrel from $11.56 for the year ended December 31, 2017. During 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold. During 2017, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA at which time we recorded a $57.8 million decrease to our cost of products sold, reflecting the reinstatement of RINs previously expensed in 2016.

Sales and Other Revenues
Sales and other revenues increased 24% from $14,251.3 million for the year ended December 31, 2017 to $17,714.7 million for the year ended December 31, 2018 due to a year-over-year increase in sales prices. Sales and other revenues for the years ended December 31, 2018 and 2017 include $108.4 million and $77.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,799.5 million and $1,594.0 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the years ended December 31, 2018 and 2017.

Cost of Products Sold
Total cost of products sold increased 24% from $11,359.2 million for the year ended December 31, 2017 to $14,077.1 million for the year ended December 31, 2018, due principally to higher crude oil costs. Additionally, for the year ended December 31, 2018, we recognized a $136.3 million lower of cost or market inventory valuation charge compared to a benefit of $108.7 million for the same period of 2017, resulting in a new $360.1 million inventory reserve at December 31, 2018. The reserve at December 31, 2018 is based on market conditions and prices at that time. During the years ended December 31, 2018 and 2017, we recorded $97.0 million and $57.8 million, respectively, RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 53% from $11.56 for the year ended December 31, 2017 to $17.71 for the year ended December 31, 2018. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 1% from $1,296.7 million for the year ended December 31, 2017 to $1,285.8 million for the year ended December 31, 2018 due principally to lower purchased fuel costs, partially offset by higher repair and maintenance costs as a result of a fire and resulting damage at our Woods Cross Refinery in March 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9% from $265.7 million for the year ended December 31, 2017 to $290.4 million for the year ended December 31, 2018, due principally to higher legal and professional fees, salary costs and enterprise system initiatives. Additionally, we incurred $3.6 million in integration costs of our Petro-Canada Lubricants business during the year ended December 31, 2018 compared to $27.9 million during the year ended December 31, 2017.

Table of Content

Depreciation and Amortization Expenses
Depreciation and amortization increased 7% from $409.9 million for the year ended December 31, 2017 to $437.3 million for the year ended December 31, 2018. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Asset Impairment
During the year ended December 31, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management's plan to cease further expansion of our Woods Cross Refinery to add lubricants production. See Note 10 “Goodwill, Long-lived Assets and Intangibles” in the Notes to Consolidated Financial Statements for additional information on this impairment.

Interest Income
Interest income for the year ended December 31, 2018 was $16.9 million compared to $3.7 million for the year ended December 31, 2017. This increase was due to higher interest rates and higher cash balances during 2018.

Interest Expense
Interest expense was $131.4 million for the year ended December 31, 2018 compared to $117.6 million for the year ended December 31, 2017. This increase was due to interest attributable to higher debt levels and market interest rate increases during the current year relative to 2017. For the years ended December 31, 2018 and 2017, interest expense included $71.9 million and $58.4 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
For the year ended December 31, 2017, a $12.2 million loss was recorded upon HEP's redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in $6.2 million and $16.9 million gains for the years ended December 31, 2018 and 2017, respectively. The $6.2 million gain for 2018 consists of a $41.8 million gain on foreign exchange forward contracts (utilized as an economic hedge), net of a $35.6 million remeasurement loss on our intercompany financing structure.

Gain on Foreign Currency Swap
During the year ended December 31, 2017, we recorded a $24.5 million gain on currency swap contracts that effectively fixed the conversion rate on $1.125 billion Canadian dollars (the PCLI purchase price), which were settled on February 1, 2017, in connection with the closing of the PCLI acquisition.

Income Taxes
For the year ended December 31, 2018, we recorded an income tax expense of $347.2 million compared to an income tax benefit of $12.4 million for the year ended December 31, 2017. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 22.8% and (1.4)% for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, we recorded a tax benefit of $307.1 million as a result of the Tax Cut and Jobs Act which was enacted on December 22, 2017.

Table of Content

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2017 was $805.4 million ($4.54 per basic and $4.52 per diluted share), a $1,065.8 million increase compared to a net loss attributable to HollyFrontier stockholders of $260.5 million ($1.48 per basic and diluted share) for the year ended December 31, 2016. Net income increased due principally to an increase in refining segment sales volumes and gross refining margins and the inclusion of earnings attributable to the operations of our Petro-Canada Lubricants business acquired in 2017. Additionally, we recorded long-lived asset impairment charges totaling $23.2 million for the year ended December 31, 2017 compared to goodwill and long-lived asset impairment charges totaling $654.1 million for the year ended December 31, 2016. For the year ended December 31, 2017, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $108.7 million compared to $291.9 million for the year ended December 31, 2016. Refinery gross margins for the year ended December 31, 2017 increased to $11.56 per barrel sold from $8.16 for the year ended December 31, 2016. During 2017, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA at which time we recorded a $30.5 million and $27.3 million, respectively, decrease to our cost of products sold, reflecting the reinstatement of RINs previously expensed in 2016. The Tax Cut and Jobs Act was enacted on December 22, 2017, resulting in a tax benefit of $307.1 million for the year ended December 31, 2017.

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

Cost of Products Sold
Total cost of products sold increased 34% from $8,474.1 million for the year ended December 31, 2016 to $11,359.2 million for the year ended December 31, 2017, due principally to higher crude oil costs and higher sales volumes of products. Additionally, cost of products sold reflects a $108.7 million benefit that is attributable to a decrease in the lower of cost or market reserve for the year ended December 31, 2017, a $183.3 million decrease compared to $291.9 million for the same period in 2016. The reserve at December 31, 2017 is based on market conditions and prices at that time. Additionally, we recorded a $30.5 million and $27.3 million RINs cost reduction during 2017 as a result of the reinstatement of previously utilized RINs following our Cheyenne Refinery and Woods Cross Refinery, respectively, small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 42% from $8.16 for the year ended December 31, 2016 to $11.56 for the year ended December 31, 2017. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during 2017. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments, goodwill and asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 27% from $1,021.2 million for the year ended December 31, 2016 to $1,296.7 million for the year ended December 31, 2017 due principally to $208.7 million in costs attributable to the operations of our Petro-Canada Lubricants business and higher purchased fuel costs compared to 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 111% from $125.9 million for the year ended December 31, 2016 to $265.7 million for the year ended December 31, 2017, due principally to $128.3 million in costs attributable to the operations of our Petro-Canada Lubricants business and related acquisition and integration costs. Incremental direct acquisition and integration costs of our Petro-Canada Lubricants business totaled $27.9 million and $13.4 million for the years ended December 31, 2017 and 2016, respectively.

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

Table of Content

Goodwill and Asset Impairment
During the year ended December 31, 2017, we recorded a $19.2 million long-lived asset impairment charge resulting from management's plan to cease further expansion of our Woods Cross Refinery to add lubricants production compared to goodwill and long-lived asset impairment charges of $309.3 million and $344.8 million, respectively, for the year ended December 31, 2016 that related to our Cheyenne Refinery. See Note 10 “Goodwill, Long-lived Assets and Intangibles” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Income
Interest income for the year ended December 31, 2017 was $3.7 million compared to $2.5 million for the year ended December 31, 2016. This increase was due to higher interest rates received on cash balances during 2017.

Interest Expense
Interest expense was $117.6 million for the year ended December 31, 2017 compared to $72.2 million for the year ended December 31, 2016. This increase was due to interest attributable to higher debt levels during 2017 relative to 2016. For the years ended December 31, 2017 and 2016, interest expense included $58.4 million and $52.6 million, respectively, in interest costs attributable to HEP operations.

Loss on Early Extinguishment of Debt
For the year ended December 31, 2017, a $12.2 million loss was recorded upon HEP's redemption of its $300 million aggregate principal amount of 6.5% senior notes maturing March 2020 at a cost of $309.8 million.

For the year ended December 31, 2016, we recognized an $8.7 million loss on the early retirement of a financing arrangement, a component of outstanding debt, upon HEP's purchase of crude oil tanks from an affiliate of Plains. See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on this financing arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.2 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. At maturity, we must repurchase the precious metals catalyst at its then fair market value.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2018, HEP received advances totaling $337.0 million and repaid $426.0 million under the HEP Credit Agreement. At December 31, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $923.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 12 "Debt" in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of December 31, 2018, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. In addition, components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow.

As of December 31, 2018, our cash and cash equivalents totaled $1,154.8 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2018, we had remaining authorization to repurchase up to $787.6 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents increased $524.0 million for the year ended December 31, 2018. Net cash provided by operating activities of $1,554.4 million exceeded net cash used by investing and financing activities of $360.5 million and $664.3 million, respectively.

Table of Content

Cash Flows – Operating Activities

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash flows provided by operating activities were $1,554.4 million for the year ended December 31, 2018 compared to $951.4 million for the year ended December 31, 2017, an increase of $603.0 million. Net income for the year ended December 31, 2018 was $1,177.2 million, an increase of $296.0 million compared to $881.2 million for the year ended December 31, 2017. Non-cash adjustments to net income consisting of depreciation and amortization, long-lived asset impairment charges, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on extinguishment of debt, remeasurement gain on pipeline interest acquisitions, loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $663.3 million for the year ended December 31, 2018 compared to $189.2 million for the same period in 2017. Changes in working capital items decreased operating cash flows by $87.7 million and $6.1 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, turnaround expenditures increased to $217.2 million from $135.1 million for the same period of 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows provided by operating activities were $951.4 million for the year ended December 31, 2017 compared to $606.9 million for the year ended December 31, 2016, an increase of $344.4 million. Net income for the year ended December 31, 2017 was $881.2 million, an increase of $1,072.2 million compared to net loss of $190.9 million for the year ended December 31, 2016. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill and long-lived asset impairment charges, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on extinguishment of debt, remeasurement gain on pipeline interest acquisitions, gain or loss on sale of assets, deferred income taxes, equity-based compensation expense, fair value changes to derivative instruments and excess tax expense from equity-based compensation totaled $189.2 million for the year ended December 31, 2017 compared to $842.6 million for the same period in 2016. Changes in working capital items decreased cash flows by $6.1 million for the year ended December 31, 2017 and increased cash flows by $74.7 million for the year ended December 31, 2016. For the year ended December 31, 2017, turnaround expenditures increased to $135.1 million from $125.3 million for the same period of 2016.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash flows used for investing activities were $360.5 million for the year ended December 31, 2018 compared to $959.7 million for the year ended December 31, 2017, a decrease of $599.2 million. Current year investing activities reflect a net cash outflow of $54.2 million upon the acquisition of Red Giant Oil. Prior year investing activities reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for 2018 increased to $311.0 million from $272.3 million for the same period in 2017. These include HEP capital expenditures of $54.1 million and $44.8 million for the years ended December 31, 2018 and 2017, respectively. In addition, in 2017, HEP purchased the remaining interests in SLC Pipeline and Frontier Pipeline for $245.4 million. We received proceeds of $3.1 million and $1.4 million from the sale of assets during the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2017, we invested $41.6 million, in marketable securities and received proceeds of $465.7 million, from the sale or maturity of marketable securities.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows used for investing activities were $959.7 million for the year ended December 31, 2017 compared to $801.6 million for the year ended December 31, 2016, an increase of $158.1 million. Investing activities in 2017 reflect a net cash outflow of $870.6 million upon the acquisition of PCLI. Cash expenditures for properties, plants and equipment for 2017 decreased to $272.3 million from $479.8 million for the same period in 2016. These include HEP capital expenditures of $44.8 million and $107.6 million for the years ended December 31, 2017 and 2016, respectively. In addition, in 2017, HEP purchased the remaining interests in SLC Pipeline and Frontier Pipeline for $245.4 million. In 2016, HEP purchased a 50% interest in Cheyenne Pipeline for $42.6 million. We received proceeds of $1.4 million and $0.8 million from the sale of assets during the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, we invested $41.6 million and $546.6 million, respectively, in marketable securities and received proceeds of $465.7 million and $266.6 million, respectively, from the sale or maturity of marketable securities.

Table of Content

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2019, we expect to spend approximately $510.0 million to $560.0 million in cash for capital projects and refinery turnarounds appropriated in 2019 and prior years. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2019 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Capital	$275.0	$300.0
Turnarounds	235.0	260.0
Total	$510.0	$560.0

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2019 HEP capital budget is comprised of $10.0 million for maintenance capital expenditures and $20.0 million to $25.0 million for expansion capital expenditures. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

Cash Flows – Financing Activities

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash flows used for financing activities were $664.3 million for the year ended December 31, 2018 compared to $72.6 million for the year ended December 31, 2017, an increase of $591.7 million. During the year ended December 31, 2018, we received $32.5 million in proceeds from our financing arrangement related to precious metals, purchased $363.4 million of treasury stock and paid $233.5 million in dividends. Also during this period, HEP received $337.0 million and repaid $426.0 million under the HEP Credit Agreement, received $114.8 million in net proceeds from the issuance of its common units and paid distributions of $125.7 million to noncontrolling interests. During the year ended December 31, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement, paid $235.5 million in dividends and purchased $15.9 million of treasury stock. Also during 2017, HEP received $969.0 million and repaid $510.0 million under the HEP Credit Agreement, paid $309.8 million upon the redemption of HEP's 6.5% senior notes, received $101.8 million in net proceeds from issuance of HEP's 6.0% senior notes, received $52.1 million in net proceeds from the issuance of its common units and paid distributions of $110.4 million to noncontrolling interests.

Table of Content

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash flows used for financing activities were $72.6 million for the year ended December 31, 2017 compared to cash flows provided by financing activities of $838.7 million for the year ended December 31, 2016, an increase of $911.3 million. During the year ended December 31, 2017, we received $26.0 million and repaid $26.0 million under the HollyFrontier Credit Agreement, paid $235.5 million in dividends and purchased $15.9 million of treasury stock. Also during this period, HEP received $969.0 million and repaid $510.0 million under the HEP Credit Agreement, received $101.8 million in net proceeds from issuance of HEP's 6.0% senior notes, paid $309.8 million upon the redemption of HEP's 6.5% senior notes, received $52.1 million in net proceeds from the issuance of its common units and paid distributions of $110.4 million to noncontrolling interests. During the year ended December 31, 2016, we received $992.6 million in net proceeds upon issuance of our 5.875% senior notes, received $350.0 million and repaid $350.0 million under a term loan, received $315.0 million and repaid $315.0 million under the HollyFrontier Credit Agreement, purchased $138.1 million of treasury stock and paid $234.0 million in dividends. In addition, we extinguished our financing arrangement with Plains for $39.5 million. Also during this period, HEP received $554.0 million and repaid $713.0 million under the HEP Credit Agreement, received $394.0 million in net proceeds from issuance of HEP's 6.0% senior notes, received $125.9 million in net proceeds from the issuance of its common units and paid distributions of $92.6 million to noncontrolling interests.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2018 in total and by period due beginning in 2019. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” Also, the table below does not reflect renewal options on our operating leases that are likely to be exercised.

		Payments Due by Period
Contractual Obligations and Commitments	Total	2019	2020 & 2021	2022 & 2023	Thereafter
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal	$1,000,000	$—	$—	$—	$1,000,000
Long-term debt - interest (1)	425,950	58,750	117,500	117,500	132,200
Financing arrangements	32,850	32,850	—	—	—
Supply agreements (2)	2,398,966	660,349	781,052	492,194	465,371
Transportation and storage agreements (3)	1,411,287	144,756	262,215	219,499	784,817
Other long-term obligations	29,358	15,655	8,800	2,259	2,644
Operating leases	441,191	97,110	162,729	117,764	63,588
	5,739,602	1,009,470	1,332,296	949,216	2,448,620

Holly Energy Partners
Long-term debt - principal (4)	1,423,000	—	—	923,000	500,000
Long-term debt - interest (5)	313,303	70,784	141,568	83,451	17,500
Pipeline operating leases	55,814	6,566	13,133	13,133	22,982
Operating leases	4,572	686	1,210	1,040	1,636
Other agreements	10,136	3,599	5,006	1,531	—
	1,806,825	81,635	160,917	1,022,155	542,118
Total	$7,546,427	$1,091,105	$1,493,213	$1,971,371	$2,990,738

(1)	Interest payments consist of interest on our 5.875% senior notes.

(2)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2019 and 2025 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery.

(3)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2019 and 2039.

(4)
HEP's long-term debt consists of the $500.0 million principal balance on the 6% HEP senior notes and $923.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2022.

(5)
Interest payments consist of interest on the 6% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 4.24% at December 31, 2018.

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

Inventory Valuation
Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2018 and 2017, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $360.1 million and $223.8 million, respectively.

Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

At December 31, 2018, our lower of cost or market inventory valuation reserve was $360.1 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Goodwill and Long-lived Assets
As of December 31, 2018, our goodwill balance was $2.2 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1.7 billion, $0.2 billion and $0.3 billion, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails a comparison of our reporting units fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

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

As of December 31, 2018, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	5,400,000	1,800,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	9,503,000	4,745,000	4,758,000	—	Barrels
NYMEX futures (WTI) - short	650,000	650,000	—	—	Barrels
Forward gasoline and diesel contracts - long	325,000	325,000	—	—	Barrels
Foreign currency forward contracts	440,460,402	440,460,402	—	—	U.S. dollar
Forward commodity contracts (platinum) (1)	41,147	41,147	—	—	Troy ounces

(1) Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 12 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2018	2017
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$1,485	$5,451

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2018 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,019,160	$33,135
HEP Senior Notes	$500,000	$488,310	$14,809

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2018, outstanding borrowings under the HEP Credit Agreement were $923.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Table of Content

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$1,097,960	$805,395	$(260,453)
Add (subtract) income tax provision	347,243	(12,379)	19,411
Add interest expense	131,363	117,597	72,192
Subtract interest income	(16,892)	(3,736)	(2,491)
Add depreciation and amortization	437,324	409,937	363,027
EBITDA	$1,996,998	$1,316,814	$191,686

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

Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$11.32	$5.45	$2.51
Add average refinery operating expenses per produced barrel sold	6.39	6.11	5.65
Refinery gross margin per produced barrel sold	17.71	11.56	8.16
Times produced barrels sold (BPD)	452,630	452,270	440,640
Times number of days in period	365	365	366
Refining segment gross margin	2,925,868	1,908,308	1,315,998
Add (subtract) rounding	(154)	335	1,112
Total refining segment gross margin	2,925,714	1,908,643	1,317,110
Add refining segment cost of products sold	13,250,849	11,009,419	9,003,605
Refining segment sales and other revenues	16,176,563	12,918,062	10,320,715
Add lubricants and specialty products segment sales and other revenues	1,812,703	1,594,036	464,359
Add HEP segment sales and other revenues	506,220	454,362	402,043
Subtract corporate, other and eliminations	(780,820)	(715,161)	(651,417)
Sales and other revenues	$17,714,666	$14,251,299	$10,535,700

Table of Content

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refining operating expenses per produced barrel sold	$6.39	$6.11	$5.65
Times produced barrels sold (BPD)	452,630	452,270	440,640
Times number of days in period	365	365	366
Refinery operating expenses	1,055,692	1,008,630	911,199
Add (subtract) rounding	(483)	229	630
Total refining segment operating expenses	1,055,209	1,008,859	911,829
Add lubricants and specialty products segment operating expenses	167,820	222,461	13,867
Add HEP segment operating expenses	146,430	137,856	124,192
Subtract corporate, other and eliminations	(83,621)	(72,507)	(28,736)
Operating expenses (exclusive of depreciation and amortization)	$1,285,838	$1,296,669	$1,021,152

Table of Content

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the Company's internal control over financial reporting as of December 31, 2018 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. That report appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on Internal Control over Financial Reporting

We have audited HollyFrontier Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HollyFrontier Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

Dallas, Texas
February 20, 2019

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (HEP: $3,045 and $7,776, respectively)	$1,154,752	$630,757

Accounts receivable: Product and transportation (HEP: $12,332 and $12,803, respectively)	635,623	659,530
Crude oil resales	36,078	61,203
	671,701	720,733
Inventories: Crude oil and refined products	1,166,404	1,409,538
Materials, supplies and other (HEP: $858 and $916, respectively)	187,975	220,554
	1,354,379	1,630,092
Income taxes receivable	34,040	44,337
Prepayments and other (HEP: $3,452 and $1,395, respectively)	81,507	36,909
Total current assets	3,296,379	3,062,828

Properties, plants and equipment, at cost (HEP: $2,058,388 and $2,011,915, respectively)	6,780,980	6,523,789
Less accumulated depreciation (HEP: $(489,217) and $(408,599), respectively)	(2,098,446)	(1,810,515)
	4,682,534	4,713,274
Other assets: Turnaround costs	339,861	231,319
Goodwill (HEP: $314,229 and $310,610, respectively)	2,246,435	2,244,744
Intangibles and other (HEP: $176,291 and $206,167, respectively)	429,392	439,989
	3,015,688	2,916,052
Total assets	$10,994,601	$10,692,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $16,723 and $14,637, respectively)	$872,627	$1,220,795
Income taxes payable	17,636	3,159
Accrued liabilities (HEP: $27,240 and $33,214, respectively)	277,892	198,756
Total current liabilities	1,168,155	1,422,710

Long-term debt (HEP: $1,418,900 and $1,507,308, respectively)	2,411,540	2,498,993
Deferred income taxes (HEP: $488 and $525, respectively)	722,576	647,785
Other long-term liabilities (HEP: $63,534 and $62,590, respectively)	233,271	225,726

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,036,788 and 256,015,550 shares issued as of December 31, 2018 and December 31, 2017	2,560	2,560
Additional capital	4,196,125	4,132,696
Retained earnings	4,196,902	3,346,615
Accumulated other comprehensive income	13,623	29,869
Common stock held in treasury, at cost – 83,915,297 and 78,607,928 shares as of December 31, 2018 and December 31, 2017, respectively	(2,490,639)	(2,140,911)
Total HollyFrontier stockholders’ equity	5,918,571	5,370,829
Noncontrolling interest	540,488	526,111
Total equity	6,459,059	5,896,940
Total liabilities and equity	$10,994,601	$10,692,154

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2018 and 2017. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016

Sales and other revenues	$17,714,666	$14,251,299	$10,535,700
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	13,940,782	11,467,873	8,766,027
Lower of cost or market inventory valuation adjustment	136,305	(108,685)	(291,938)
	14,077,087	11,359,188	8,474,089
Operating expenses (exclusive of depreciation and amortization)	1,285,838	1,296,669	1,021,152
Selling, general and administrative expenses (exclusive of depreciation and amortization)	290,424	265,721	125,930
Depreciation and amortization	437,324	409,937	363,027
Goodwill and long-lived asset impairment	—	19,247	654,084
Total operating costs and expenses	16,090,673	13,350,762	10,638,282
Income (loss) from operations	1,623,993	900,537	(102,582)
Other income (expense):
Earnings of equity method investments	5,825	12,510	14,213
Interest income	16,892	3,736	2,491
Interest expense	(131,363)	(117,597)	(72,192)
Loss on early extinguishment of debt	—	(12,225)	(8,718)
Gain on foreign currency transactions	6,197	16,921	—
Gain (loss) on foreign currency swap contracts	—	24,545	(6,520)
Remeasurement gain on HEP pipeline interest acquisitions	—	36,254	—
Other, net	2,923	4,182	1,774
	(99,526)	(31,674)	(68,952)
Income (loss) before income taxes	1,524,467	868,863	(171,534)
Income tax expense (benefit):
Current	270,274	125,143	(79,181)
Deferred	76,969	(137,522)	98,592
	347,243	(12,379)	19,411
Net income (loss)	1,177,224	881,242	(190,945)
Less net income attributable to noncontrolling interest	79,264	75,847	69,508
Net income (loss) attributable to HollyFrontier stockholders	$1,097,960	$805,395	$(260,453)
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$6.25	$4.54	$(1.48)
Diluted	$6.19	$4.52	$(1.48)
Average number of common shares outstanding:
Basic	175,009	176,174	176,101
Diluted	176,661	177,196	176,101

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016

Net income (loss)	$1,177,224	$881,242	$(190,945)
Other comprehensive income (loss):
Foreign currency translation adjustment	(38,227)	22,151	—
Securities available-for-sale:
Unrealized gain (loss) on marketable securities	—	(4)	81
Reclassification adjustments to net income on sale or maturity of marketable securities	—	—	23
Net unrealized gain (loss) on marketable securities	—	(4)	104
Hedging instruments:
Change in fair value of cash flow hedging instruments	5,166	2,919	(17,625)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	6,055	10,448	41,585
Amortization of unrealized loss attributable to discontinued cash flow hedges	—	1,080	1,080
Net unrealized gain on hedging instruments	11,221	14,447	25,040
Other post-retirement benefit obligations:
Actuarial loss on pension plans	(923)	(1,162)	—
Actuarial gain (loss) on post-retirement healthcare plans	2,612	(1,058)	2,363
Post-retirement healthcare plans gain reclassified to net income	(3,481)	(3,481)	(3,482)
Actuarial gain (loss) on retirement restoration plan	258	(123)	(9)
Retirement restoration plan loss reclassified to net income	27	17	15
Net change in other post-retirement benefit obligations	(1,507)	(5,807)	(1,113)
Other comprehensive income (loss) before income taxes	(28,513)	30,787	24,031
Income tax expense (benefit)	(5,585)	11,349	9,322
Other comprehensive income (loss)	(22,928)	19,438	14,709
Total comprehensive income (loss)	1,154,296	900,680	(176,236)
Less noncontrolling interest in comprehensive income	79,264	75,790	69,450
Comprehensive income (loss) attributable to HollyFrontier stockholders	$1,075,032	$824,890	$(245,686)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,177,224	$881,242	$(190,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	437,324	409,937	363,027
Goodwill and long-lived asset impairment	—	19,247	654,084
Lower of cost or market inventory valuation adjustment	136,305	(108,685)	(291,938)
Earnings of equity method investments, inclusive of distributions	(149)	1,450	961
Loss on early extinguishment of debt attributable to unamortized discount / premium	—	2,475	8,718
Remeasurement gain on HEP pipeline interest acquisitions	—	(36,254)	—
Loss (gain) on sale of assets	2,171	508	(72)
Deferred income taxes	76,969	(137,522)	98,592
Equity-based compensation expense	42,172	42,337	25,561
Change in fair value – derivative instruments	(31,515)	(4,265)	(12,155)
Excess tax expense from equity-based compensation	—	—	(4,209)
(Increase) decrease in current assets:
Accounts receivable	35,793	(115,322)	(127,221)
Inventories	136,551	(162,297)	(1,869)
Income taxes receivable	7,752	50,601	(68,371)
Prepayments and other	(10,340)	(6,753)	16,555
Increase (decrease) in current liabilities:
Accounts payable	(326,030)	188,975	247,603
Income taxes payable	15,281	(18,525)	(8,142)
Accrued liabilities	53,281	57,227	16,142
Turnaround expenditures	(217,228)	(135,104)	(125,254)
Other, net	18,855	22,118	5,881
Net cash provided by operating activities	1,554,416	951,390	606,948
Cash flows from investing activities:
Additions to properties, plants and equipment	(256,888)	(227,449)	(372,195)
Additions to properties, plants and equipment – HEP	(54,141)	(44,810)	(107,595)
Purchase of Red Giant Oil, net of cash acquired	(54,179)	—	—
Purchase of PCLI, net of cash acquired	—	(870,627)	—
Purchase of pipeline interests, net of cash acquired - HEP	—	(245,446)	(42,627)
Proceeds from sale of assets	3,100	1,377	849
Purchases of marketable securities	—	(41,565)	(546,632)
Sales and maturities of marketable securities	—	465,716	266,603
Other, net	1,588	3,134	—
Net cash used for investing activities	(360,520)	(959,670)	(801,597)
Cash flows from financing activities:
Borrowings under credit agreements	337,000	995,000	869,000
Repayments under credit agreements	(426,000)	(536,000)	(1,028,000)
Proceeds from issuance of senior notes – HFC	—	—	992,550
Proceeds from issuance of senior notes – HEP	—	101,750	394,000
Proceeds from issuance of term loan - HFC	—	—	350,000
Repayment of term loan - HFC	—	—	(350,000)
Redemption of senior notes - HEP	—	(309,750)	—
Proceeds (repayments) of financing arrangements	32,547	—	(39,500)
Proceeds from issuance of common units - HEP	114,759	52,110	125,870
Purchase of treasury stock	(363,437)	(15,926)	(138,107)
Dividends	(233,544)	(235,508)	(234,004)
Distributions to noncontrolling interest	(125,653)	(110,351)	(92,607)
Other, net	—	(13,955)	(10,507)
Net cash provided by (used for) financing activities	(664,328)	(72,630)	838,695
Effect of exchange rate on cash flow	(5,573)	1,088	—
Cash and cash equivalents:
Increase (decrease) for the period	523,995	(79,822)	644,046
Beginning of period	630,757	710,579	66,533
End of period	$1,154,752	$630,757	$710,579
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(130,106)	$(124,375)	$(54,074)
Income taxes, net	$(252,644)	$(93,272)	$(40,236)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2015	$2,560	$4,011,052	$3,271,189	$(4,155)	$(2,027,231)	$556,358	$5,809,773
Net income (loss)	—	—	(260,453)	—	—	69,508	(190,945)
Dividends	—	—	(234,008)	—	—	—	(234,008)
Distributions to noncontrolling interest holders	—	—	—	—	—	(92,607)	(92,607)
Other comprehensive income (loss), net of tax	—	—	—	14,767	—	(58)	14,709
Equity attributable to HEP common unit issuances, net of tax	—	23,110	—	—	—	88,166	111,276
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(25,982)	—	—	25,982	—	—
Equity-based compensation, inclusive of tax expense	—	18,625	—	—	—	2,727	21,352
Purchase of treasury stock	—	—	—	—	(134,062)	—	(134,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(3,521)	(3,521)
Other	—	—	—	—	—	18	18
Balance at December 31, 2016	$2,560	$4,026,805	$2,776,728	$10,612	$(2,135,311)	$620,591	$5,301,985
Net income	—	—	805,395	—	—	75,847	881,242
Dividends	—	—	(235,508)	—	—	—	(235,508)
Distributions to noncontrolling interest holders	—	—	—	—	—	(110,351)	(110,351)
Other comprehensive income (loss), net of tax	—	—	—	19,495	—	(57)	19,438
Equity attributable to HEP common unit issuances, net of tax	—	69,802	—	(238)	—	(61,390)	8,174
Equity awards issued in PCLI acquisition	—	6,600	—	—	—	—	6,600
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(10,326)	—	—	10,326	—	—
Equity-based compensation	—	39,815	—	—	—	2,522	42,337
Purchase of treasury stock	—	—	—	—	(15,926)	—	(15,926)
Purchase of HEP units for restricted grants	—	—	—	—	—	(605)	(605)
Other	—	—	—	—	—	(446)	(446)
Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940
Net income	—	—	1,097,960	—	—	79,264	1,177,224
Dividends	—	—	(233,544)	—	—	—	(233,544)
Distributions to noncontrolling interest holders	—	—	—	—	—	(125,653)	(125,653)
Other comprehensive loss, net of tax	—	—	—	(22,928)	—	—	(22,928)
Equity attributable to HEP common unit issuances, net of tax	—	42,199	—	—	—	58,134	100,333
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(17,742)	—	—	17,742	—	—
Equity-based compensation	—	38,972	—	—	—	3,200	42,172
Purchase of treasury stock	—	—	—	—	(367,470)	—	(367,470)
Purchase of HEP units for restricted grants	—	—	—	—	—	(568)	(568)
Adoption of accounting standards	—	—	(14,129)	6,682	—	—	(7,447)
Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059

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

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products, and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we own and operate a lubricant production facility with retail and wholesale marketing of its products through a global sales network with locations in Canada, United States, Europe and China. As of December 31, 2018, we:

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

•
owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil with storage and distribution facilities in Iowa, Kansas, Utah and Wyoming, along with a blending and packaging facility in Texas;

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

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn US Holdings Inc. and 100% of the membership rights in Sonneborn Coöperatief U.A. (collectively, “Sonneborn”). The acquisition closed on February 1, 2019.

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil, a privately-owned lubricants company. The acquisition closed on August 1, 2018.

On October 29, 2016, we entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017.

See Note 2 for additional information on these acquisitions.

Principles of Consolidation: Our consolidated financial statements include our accounts and the accounts of partnerships and joint ventures that we control through an ownership interest greater than 50% or through a controlling financial interest with respect to variable interest entities. All significant intercompany transactions and balances have been eliminated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Balance Sheet Offsetting: We purchase and sell inventories of crude oil with certain same-parties that are net settled in accordance with contractual net settlement provisions. Our policy is to present such balances on a net basis since it presents our accounts receivables and payables consistent with our contractual settlement provisions.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.6 million at both December 31, 2018 and 2017.

Accounts receivable attributable to crude oil resales generally represent the sell of excess crude oil to other purchasers and / or users in cases when our crude oil supplies are in excess of our immediate needs as well as certain reciprocal buy / sell exchanges of crude oil. At times we enter into such buy / sell exchanges to facilitate the delivery of quantities to certain locations. In many cases, we enter into net settlement agreements relating to the buy / sell arrangements, which may mitigate credit risk.

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

Inventories of our Petro-Canada Lubricants business are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

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

Our asset retirement obligations were $28.7 million and $24.8 million at December 31, 2018 and 2017, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2018, 2017 and 2016.

Intangibles, Goodwill and Long-lived Assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized, whereas intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit. The carrying amount of our intangible assets and goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill and intangible assets assigned to our Lubricants and Specialty Products segment.

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

See Note 10 for additional information regarding our goodwill and long-lived assets including impairment charges recorded during the years ended December 31, 2017 and 2016.

Investments in Joint Ventures: We account for investments in which we have a noncontrolling interest, yet have significant influence over the entity, using the equity method of accounting, whereby we record our pro-rata share of earnings, and contributions to and distributions from joint ventures as adjustments to our investment balance. HEP has a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”), that are accounted for using the equity method of accounting. As of December 31, 2018, HEP's underlying equity and recorded investment balances in the joint ventures are $39.3 million and $83.8 million, respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Revenue Recognition: Revenue on refined product and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold. Additionally, our lubricants and specialty products business has sales agreements with marketers and distributors that provide certain rights of return or provisions for the repurchase of products previously sold to them. Under these agreements, revenues and cost of revenues are deferred until the products have been sold to end customers. HEP recognizes revenues as products are shipped through its pipelines and terminals and as other services are rendered. Additionally, HEP has certain throughput agreements that specify minimum volume requirements, whereby HEP bills a customer for a minimum level of shipments in the event a customer ships below their contractual requirements. If there are no future performance obligations, HEP recognizes these deficiency payments as revenue. In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. HEP recognizes the service portion of these deficiency payments as revenue when HEP does not expect it will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 30 days of the date of invoice.

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

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $110.9 million, $112.9 million and $110.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the years ended December 31, 2018, 2017 and 2016, we received proceeds of $51.2 million, $47.4 million and $57.0 million and subsequently repaid $52.5 million, $49.8 million and $58.0 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Accumulated Other Comprehensive Income
In February 2018, Accounting Standard Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”),” was issued permitting a reclassification of stranded tax effects caused by the Tax Cuts and Jobs Act enacted on December 22, 2017 between AOCI and retained earnings. We adopted this standard effective in the first quarter of 2018 and recorded a cumulative effect adjustment of $3.6 million as an increase to AOCI and a decrease to retained earnings. During the third quarter of 2018, we completed analysis of the accounting for the stranded tax effects on AOCI and recorded an additional $3.1 million as an increase to AOCI and a decrease to retained earnings.

Hedge Accounting
In August 2017, ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” was issued amending hedge accounting recognition and presentation requirements, including elimination of the requirement to separately measure and report hedge ineffectiveness, and eased certain documentation and assessment requirements. We adopted this standard effective January 1, 2018 and recorded a cumulative effect adjustment of $0.1 million as a decrease to AOCI and an increase to retained earnings to eliminate the separate measurement of hedge ineffectiveness existing at the date of adoption. Our amended presentation and disclosures have been applied prospectively in Note 13.

Stock Compensation
In May 2017, ASU 2017-09, “Stock Compensation: Scope of Modification Accounting,” was issued to provide clarity to accounting for share-based payment awards in the event of a modification in the terms or conditions. We adopted this standard effective January 1, 2018, which did not affect our financial position, results of operations or cash flows.

Post-retirement Benefit Cost
In March 2017, ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost,” was issued amending current GAAP related to the income statement presentation of the components of net periodic pension cost and net periodic post-retirement cost (credit). We adopted this standard effective January 1, 2018 on a retrospective basis with the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on plan assets and amortization of prior service credit have been reclassified from cost of products sold, operating expenses and selling, general and administrative expenses to other, net. The adoption of this standard had no impact on our financial condition, results of operations or cash flows.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The effect of the retrospective presentation change related to the net periodic cost / benefit of our defined benefit pension and other post-retirement plans on our consolidated income statement was as follows:

	Year Ended December 31, 2017
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$11,467,799	$74	$11,467,873
Operating expenses	$1,294,234	$2,435	$1,296,669
Selling, general and administrative expenses	$264,874	$847	$265,721
Other, net	$826	$3,356	$4,182

	Year Ended December 31, 2016
Income Statement	Prior to Adoption	Increase	As Adjusted
	(In thousands)
Cost of products sold	$8,765,927	$100	$8,766,027
Operating expenses	$1,018,839	$2,313	$1,021,152
Selling, general and administrative expenses	$125,648	$282	$125,930
Other, net	$(921)	$2,695	$1,774

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

Revenue Recognition
In May 2014, ASU 2014-09 “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. We adopted this standard effective January 1, 2018, which resulted in changes to our revenue recognition policies on certain customer contracts. We have lubricant product sales agreements with U.S. and European marketers and distributors that provide rights of return provisions under which we repurchase such products and sell directly to end customers. Prior to January 1, 2018, we recognized revenues and costs, net of allowances for expected returns under such agreements when such products were shipped to U.S. and European distributors. Effective with the adoption of ASU 2014-09, revenues and related product costs are no longer recognized when products are shipped to distributors, but rather, revenues and costs are recognized in earnings only when such products are ultimately sold to end customers.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Prior to Adoption	Increase (Decrease)	As Adjusted
	(In thousands)
Accounts receivable: Product and transportation	$659,530	$(8,198)	$651,332
Inventories: Crude oil and refined products	$1,409,538	$5,124	$1,414,662
Accounts payable	$1,220,795	$7,336	$1,228,131
Deferred income taxes	$647,785	$(2,963)	$644,822
Retained earnings	$3,346,615	$(7,447)	$3,339,168

See Note 4 for additional disclosures of revenues.

Accounting Pronouncements - Not Yet Adopted

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we have elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We have also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allows an entity to not recognize leases with a term of 12 months or less on the balance sheet.

NOTE 2:	Acquisitions

Sonneborn
On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the capital stock of Sonneborn. The acquisition closed on February 1, 2019. Cash consideration paid was $660.0 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

This acquisition will be accounted for as a business combination, with the cash purchase price allocated to the acquisition date fair value of assets and liabilities acquired. Due to the short timeframe between the closing of this acquisition and filing of this Annual Report on Form 10-K, we have not completed the detailed valuation studies necessary to arrive at the required fair value estimates of the acquired Sonneborn assets, liabilities assumed and related purchase price allocations.

Red Giant Oil
On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil, a privately-owned lubricants company. The acquisition closed on August 1, 2018. Cash consideration paid was $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa.

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Red Giant Oil assets and liabilities as of the August 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment. This goodwill is deductible for income tax purposes. Fair values are as follows: current assets $14.4 million, properties and equipment $21.3 million, intangible assets $9.7 million, goodwill $10.8 million and current liabilities $2.0 million.

Our consolidated financial and operating results reflect the operations of Red Giant Oil beginning August 1, 2018. Our results of operations for the year ended December 31, 2018 included revenues and income before income taxes of $26.9 million and $1.2 million, respectively, related to these operations.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

PCLI
On October 29, 2016, we entered into a share purchase agreement with Suncor to acquire 100% of the outstanding capital stock of PCLI. The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI is located in Mississauga, Ontario, Canada and is a producer of lubricant products such as base oils, white oils, specialty products and finished lubricants. The operations of our Petro-Canada Lubricants business also include marketing of these products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China.

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

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired PCLI assets and liabilities as of the February 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment. This goodwill is not deductible for income tax purposes. Fair values are as follows: cash and cash equivalents $21.6 million, current assets $333.4 million, properties, plants and equipment $438.0 million, goodwill $194.8 million, intangibles and other noncurrent assets $124.3 million, current liabilities $87.4 million and deferred income tax and other long-term liabilities $118.0 million.

We incurred $3.6 million and $27.9 million, for the years ended December 31, 2018 and 2017, respectively, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses.

NOTE 3:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek’s refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”).

At December 31, 2018, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the year ended December 31, 2018. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

The total consideration of $363.8 million, consisting of cash consideration of $250.0 million and the fair value of HEP's preexisting equity method investments in SLC Pipeline LLC and Frontier Aspen LLC of $112.0 million, and working capital adjustments of $1.8 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill. Fair values were as follows: cash and cash equivalents $4.6 million, current assets $5.2 million, properties and equipment $275.0 million, intangible assets $70.2 million, goodwill $13.8 million and current liabilities $5.0 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2020 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2018, these agreements result in minimum annualized payments to HEP of $314.2 million.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2018, HEP issued 171,246 common units under this program, providing $5.2 million in gross proceeds. As of December 31, 2018, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

NOTE 4:	Revenues

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Disaggregated revenues are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$13,326,654	$11,056,038	$9,098,204
Specialty lubricant products (2)	1,636,859	1,415,842	464,359
Asphalt, fuel oil and other products (3)	985,234	743,394	422,644
Total refined product revenues	15,948,747	13,215,274	9,985,207
Excess crude oil revenues (4)	1,597,321	891,756	436,974
Transportation and logistic services	108,412	77,225	68,927
Other revenues (5)	60,186	67,044	44,592
Total sales and other revenues	$17,714,666	$14,251,299	$10,535,700

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Refined product revenues by market
North America
Mid-Continent	$8,427,200	$7,099,754	$6,077,634
Southwest	3,772,278	2,952,224	2,425,761
Rocky Mountains	2,476,044	2,055,221	1,481,812
Northeast	339,407	259,840	—
Canada	732,321	673,842	—
Europe and Asia	201,497	174,393	—
Total refined product revenues	$15,948,747	$13,215,274	$9,985,207

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $822,587 and $162,647, respectively, for the year ended December 31, 2018, $565,200 and $178,194, respectively, for the year ended December 31, 2017, and $422,644 and zero, respectively, for the year ended December 31, 2016.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements. The following table presents changes to contract liabilities during the year ended December 31, 2018.

	January 1, 2018	Increase	Recognized as Revenue	December 31, 2018
	(In thousands)
Accrued liabilities	$179	$6,748	$(6,795)	$132

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2018, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2021. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	2019	2020	2021	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	23,062	2,180	845	—	26,087
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of December 31, 2018 are presented below:

	2019	2020	2021	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$42,022	$18,073	$10,867	$1,686	$72,648

We have no customers which have accounted for over 10% of our annual revenues for the years ended December 31, 2018, 2017 or 2016.

NOTE 5:	Fair Value Measurements

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of derivative instruments and RINs credit obligations at December 31, 2018 and 2017 were as follows:

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Assets:
NYMEX futures contracts	$2,473	$2,473	$—	$—
Foreign currency forward contracts	25,956	—	25,956	—
Commodity price swaps	10,817	—	10,817	—
Commodity forward contracts	1,034	—	1,034	—
Total assets	$40,280	$2,473	$37,807	$—

Liabilities:
Commodity price swaps	$956	$—	$956	$—
Commodity forward contracts	1,137	—	1,137	—
RINs credit obligations (1)	4,084	—	4,084	—
Total liabilities	$6,177	$—	$6,177	$—

December 31, 2017
Assets:
Commodity forward contracts	$3,840	$—	$3,840	$—
Total assets	$3,840	$—	$3,840	$—

Liabilities:
NYMEX futures contracts	$3,360	$3,360	$—	$—
Commodity price swaps	2,424	—	2,424	—
Commodity forward contracts	1,020	—	1,020	—
RINs credit obligations (1)	8,931	—	8,931	—
Total liabilities	$15,735	$3,360	$12,375	$—

(1) Represent obligations for RINs credits for which we do not have sufficient quantities at December 31, 2018 and December 31, 2017 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Financial Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. RINs credit obligations are valued based on current market RINs prices. The fair value of foreign currency forward contracts are based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$1,097,960	$805,395	$(260,453)
Participating securities’ (restricted stock) share in earnings	3,714	5,047	1,003
Net income (loss) attributable to common shares	$1,094,246	$800,348	$(261,456)
Average number of shares of common stock outstanding	175,009	176,174	176,101
Effect of dilutive variable restricted shares and performance share units (1)	1,652	1,022	—
Average number of shares of common stock outstanding assuming dilution	176,661	177,196	176,101
Basic earnings (loss) per share	$6.25	$4.54	$(1.48)
Diluted earnings (loss) per share	$6.19	$4.52	$(1.48)

(1) Excludes anti-dilutive restricted and performance share units of:	238	543	469

NOTE 7:	Stock-Based Compensation

We have a principal share-based compensation plan (the “Long-Term Incentive Compensation Plan”). The compensation cost charged against income for the plan was $39.0 million, $39.8 million and $22.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $3.2 million, $2.5 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock unit awards with awards generally vesting over a period of three years. We previously granted restricted stock to certain officers and key employees with awards vesting over a period of three years. Certain restricted stock unit award recipients have the right to receive dividends, however, restricted stock units do not have any other rights of absolute ownership. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted stock and restricted stock units lapse at which time they convert to common shares or cash. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period. We account for forfeitures on an estimated basis.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of restricted stock and restricted stock unit activity and changes during the year ended December 31, 2018 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018 (non-vested)	1,726,188	$33.51
Granted	495,360	64.96
Vesting (transfer/conversion to common stock)	(909,755)	33.01
Forfeited	(114,879)	34.59
Outstanding at December 31, 2018 (non-vested)	1,196,914	$46.81	$61,186

For the years ended December 31, 2018, 2017 and 2016, restricted stock and restricted stock units vested having a grant date fair value of $30.0 million, $24.9 million and $18.4 million, respectively. For the years ended December 31, 2017 and 2016, we granted restricted stock and restricted stock units having a weighted average grant date fair value of $35.02 and $21.66, respectively. As of December 31, 2018, there was $34.0 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock or cash upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts.

A summary of performance share unit activity and changes during the year ended December 31, 2018 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2018 (non-vested)	692,661
Granted	139,720
Vesting and transfer of ownership to recipients	(115,596)
Forfeited	(54,354)
Outstanding at December 31, 2018 (non-vested)	662,431

For the year ended December 31, 2018, we issued 115,596 shares of common stock, representing a 100% payout on vested performance share units having a grant date fair value of $8.8 million. For the years ended December 31, 2017 and 2016, we issued common stock upon the vesting of the performance share units having a grant date fair value of $6.6 million and $7.4 million, respectively. As of December 31, 2018, there was $14.2 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $38.00 per unit. That cost is expected to be recognized over a weighted-average period of 1.6 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 8:	Inventories

Inventory consists of the following components:

	December 31,
	2018	2017
	(In thousands)
Crude oil	$503,705	$581,417
Other raw materials and unfinished products(1)	360,124	396,618
Finished products(2)	662,713	655,336
Lower of cost or market reserve	(360,138)	(223,833)
Process chemicals(3)	31,413	24,792
Repairs and maintenance supplies and other (4)	156,562	195,762
Total inventory	$1,354,379	$1,630,092

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $360.1 million and $223.8 million at December 31, 2018 and 2017, respectively. The December 31, 2017 market reserve of $223.8 million was reversed due to the sale of inventory quantities that gave rise to the 2017 reserve. A new market reserve of $360.1 million was established as of December 31, 2018 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold of $136.3 million for the year ended December 31, 2018 and a decrease of $108.7 million and $291.9 million for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2018, 2017 and 2016, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs. For the year ended December 31, 2018, we recognized a charge of $49.6 million to cost of products sold as we liquidated certain quantities of LIFO inventory that were carried at historical acquisition costs above market prices at the time of liquidation.

During the three months ended June 30, 2018, the EPA granted the Woods Cross Refinery a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2017 calendar year end. As a result, the Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation (“RVO”) for 2017. In the second quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $25.3 million, representing the net cost of the Woods Cross Refinery’s RINs charge to cost of products sold in 2017, less the loss incurred for selling 2017 vintage RINs in excess of those which we can use subject to the 20% carryover limit.

During the three months ended March 31, 2018, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the RFS program requirements for the 2015 and 2017 calendar years end. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the RVO for those years. At the date we received the 2017 Cheyenne Refinery exemption, we had not yet retired RINs to satisfy the 2017 RVO, which we intended to satisfy, in part, with 2016 vintage RINs subject to the 20% carryover limit. In the first quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $37.9 million, representing the net cost of the Cheyenne Refinery’s RINs charged to cost of products sold in 2017, less the loss incurred from selling 2016 vintage RINs prior to their expiration in 2018.

In the first quarter of 2018, the EPA provided us 2018 vintage RINs to replace the RINs previously retired to meet the Cheyenne Refinery’s 2015 RVO. In the first quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $33.8 million representing the fair value of the 2018 replacement RINs obtained from the Cheyenne Refinery’s exemption of its 2015 RVO.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In May 2017, the EPA granted the Cheyenne Refinery a one-year small refinery exemption from the RFS program requirements for the 2016 calendar year. As a result, the Cheyenne Refinery’s gasoline and diesel production are not subject to the RVO for 2016. In September 2017, the EPA reinstated the RINs previously retired to meet our Cheyenne Refinery’s 2016 RVO. The cost of the RINs used earlier to satisfy the Cheyenne Refinery’s 2016 RVO of $30.5 million was charged to cost of products sold in 2016. In the second quarter of 2017, we increased our inventory of RINs and reduced our cost of products sold by this amount, representing the cost of the RINs that were reinstated as a result of the RFS exemption received by the Cheyenne Refinery.

Additionally, in December 2017, the EPA granted the Woods Cross Refinery a one-year small refinery exemption from the RFS program requirements for the 2016 calendar year. In the fourth quarter of 2017, we increased our inventory of RINs and reduced our cost of products sold in the amount of $27.3 million, representing the cost of the RINs reinstated as a result of the RFS exemption received by the Woods Cross Refinery.

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

NOTE 9:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2018	2017
	(In thousands)
Land, buildings and improvements	$455,508	$442,214
Refining facilities	4,034,546	3,904,161
Pipelines and terminals	1,729,994	1,484,502
Transportation vehicles	20,311	20,394
Other fixed assets	296,843	467,469
Construction in progress	243,778	205,049
	6,780,980	6,523,789
Accumulated depreciation	(2,098,446)	(1,810,515)
	$4,682,534	$4,713,274

We capitalized interest attributable to construction projects of $4.8 million, $5.0 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Depreciation expense was $309.0 million, $286.5 million and $247.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 10:	Goodwill, Long-lived Assets and Intangibles

Goodwill and long-lived assets
As of December 31, 2018, our goodwill balance was $2.2 billion. During 2018, we recognized $10.8 million in goodwill as a result of our Red Giant Oil acquisition. Also during 2018, HEP recognized $3.6 million in goodwill as a result of the acquisition of HEP's remaining interests in SLC Pipeline and Frontier Pipeline. See Note 20 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment.

The following is a summary of our goodwill by segment:

	Refining	Lubricants and Specialty Products	HEP	Total
	(In thousands)
Balance at December 31, 2017
Goodwill	$2,042,790	$200,662	$310,610	$2,554,062
Accumulated impairment losses	(309,318)	—	—	(309,318)
	1,733,472	200,662	310,610	2,244,744

Additional goodwill acquired	—	10,791	3,619	14,410
Foreign currency translation adjustment	—	(12,719)	—	(12,719)

Balance at December 31, 2018
Goodwill	2,042,790	198,734	314,229	2,555,753
Accumulated impairment losses	(309,318)	—	—	(309,318)
	$1,733,472	$198,734	$314,229	$2,246,435

We performed our annual goodwill impairment testing as of July 1. There was no impairment of goodwill during the years ended December 31, 2018 and 2017. See below for discussion of our goodwill impairment recognized during the year ended December 31, 2016.

In 2017, we incurred long-lived asset impairment charges totaling $23.2 million, including $19.2 million of construction-in-progress that primarily related to engineering work for a planned expansion to add lubricants production capabilities at our Woods Cross Refinery as we concluded to no longer pursue for various reasons including our recent acquisition of PCLI. The remaining $4.0 million in charges relate to property, plant and equipment that we expensed in the form of accelerated depreciation in the income statement.

During the second quarter of 2016, we performed interim impairment testing of our El Dorado and Cheyenne Refinery asset groups (also representing distinct reporting units for goodwill impairment testing) after identifying a combination of events and circumstances that are indicators of potential long-lived asset and goodwill impairment. The indicators included lower than typical gross margins, a decrease in the gross margin outlook and decrease in our market capitalization due to a decline in our common share price. As a result, we determined that the carrying value of the Cheyenne Refinery asset group had been impaired and recorded long-lived asset impairment charges of $344.8 million that principally related to properties, plant and equipment and a goodwill impairment charge of $309.3 million.

Testing initially entailed an assessment of the carrying values of our refining asset groups for recoverability through a comparison of our asset group carrying values relative to its estimated future undiscounted cash flows. This assessment indicated impairment of the Cheyenne Refinery asset group had occurred. The impairment loss was measured as the excess of the carrying amount of the asset group over its respective fair value, which was derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs).Our long-lived asset impairment testing did not identify any impairment related to our El Dorado Refinery asset group.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

There was no impairment of long-lived assets during the year ended December 31, 2018.

Intangibles
The carrying amounts of our intangible assets presented in “Intangibles and other” in our consolidated balance sheet are as follows:

		December 31
	Useful Life	2018	2017
		(In thousands)

Customer relationships	10 - 20 years	$91,941	$84,399
Transportation agreements	30 years	59,933	59,933
Trademarks, patents and other	10 - 20 years	83,326	90,858
		235,200	235,190
Accumulated amortization		(52,834)	(36,201)
Total intangibles		$182,366	$198,989

Amortization expense was $16.6 million, $9.1 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively and expected to approximate $16.7 million for each of the next five years.

NOTE 11:	Environmental

We expensed $14.8 million, $13.1 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $110.2 million and $103.7 million at December 31, 2018 and 2017, respectively, of which $93.8 million and $89.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 12:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2018, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.2 million under the HollyFrontier Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2018, HEP received advances totaling $337.0 million and repaid $426.0 million under the HEP Credit Agreement. At December 31, 2018, HEP was in compliance with all of its covenants, had outstanding borrowings of $923.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings were 4.24% and 3.73% at December 31, 2018 and 2017, respectively.

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. At maturity, we must repurchase the precious metals catalyst at its then fair market value. These financing arrangements are recorded at a Level 2 fair value totaling $32.9 million at December 31, 2018 and included in “Accrued liabilities” in our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

In March 2016, we extinguished a financing arrangement at a cost of $39.5 million and recognized an $8.7 million loss on the early termination. The financing arrangement related to a sale and lease-back of certain crude oil tankage that we sold to an affiliate of Plains in October 2009 for $40.0 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of long-term debt are as follows:

	December 31,
	2018	2017
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(7,360)	(8,315)
	992,640	991,685

HEP Credit Agreement	923,000	1,012,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(4,100)	(4,692)
	495,900	495,308

Total HEP long-term debt	1,418,900	1,507,308

Total long-term debt	$2,411,540	$2,498,993

The fair values of the senior notes are as follows:

	December 31,
	2018	2017
	(In thousands)

HollyFrontier senior notes	$1,019,160	$1,113,470

HEP senior notes	$488,310	$525,120

These fair values are based on estimates provided by a third party using market quotes for similar type instruments, a Level 2 input. See Note 5 for additional information on Level 2 inputs.

Principal maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2019	$—
2020	—
2021	—
2022	923,000
2023	—
Thereafter	1,500,000
Total	$2,423,000

NOTE 13:	Derivative Instruments and Hedging Activities

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Years Ended December 31,			Income Statement Location	Years Ended December 31,
	2018	2017	2016		2018	2017	2016
(In thousands)
Commodity contracts	$11,221	$14,538	$25,139	Sales and other revenues	$(5,093)	$7,836	$(20,293)
				Cost of products sold	—	(299)	—
				Operating expenses	(962)	(19,244)	(21,864)
Interest rate contracts (1)	—	(91)	(99)	Interest expense	—	179	(508)
Total	$11,221	$14,447	$25,040		$(6,055)	$(11,528)	$(42,665)

(1) HEP used interest rate swap contracts to manage its exposure to interest rate risk, which matured in July 2017.

Economic Hedges
We have commodity contracts including forward purchase and sell contracts and NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory, as well as swap contracts to lock in the crack spread of WTI and sub-octane gasoline, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. Additionally, our catalyst financing arrangements discussed in Note 12 could require repayment under certain conditions based on the future pricing of precious metals, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments		Years Ended December 31,
	Income Statement Location	2018	2017	2016
		(In thousands)
Commodity contracts	Cost of products sold	$16,655	$(12,327)	$(6,889)
	Operating expenses	—	(6,697)	7,276
	Interest expense	(198)	—	—
Foreign currency contracts	Gain on foreign currency transactions	41,834	—	—
	Gain (loss) on foreign currency swap contracts (1)	—	24,545	(6,520)
	Total	$58,291	$5,521	$(6,133)

(1) Relates to Canadian currency swap contracts that settled on February 1, 2017 and effectively fixed the conversion rate on our PCLI purchase price.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2018, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	5,400,000	1,800,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	9,503,000	4,745,000	4,758,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	650,000	650,000	—	—	Barrels
Forward gasoline and diesel contracts - long	325,000	325,000	—	—	Barrels
Foreign currency forward contracts	440,460,402	440,460,402	—	—	U. S. dollar
Forward commodity contracts (platinum)	41,147	41,147	—	—	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$11,790	$(973)	$10,817	$1,755	$(799)	$956
	$11,790	$(973)	$10,817	$1,755	$(799)	$956

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$2,473	$—	$2,473	$—	$—	$—
Commodity forward contracts	1,034	—	1,034	1,137	—	1,137
Foreign currency forward contracts	25,956	—	25,956	—	—	—
	$29,463	$—	$29,463	$1,137	$—	$1,137

Total net balance			$40,280			$2,093

Balance sheet classification:	Prepayment and other		$37,982	Accrued liabilities		$1,137
	Intangibles and other		2,298	Other long-term liabilities		956
			$40,280			$2,093

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2017
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$2,424	$—	$2,424
Commodity forward contracts	3,067	—	3,067	418	—	418
	$3,067	$—	$3,067	$2,842	$—	$2,842

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,360	$—	$3,360
Commodity forward contracts	773	—	773	602	—	602
	$773	$—	$773	$3,962	$—	$3,962

Total net balance			$3,840			$6,804

				Accrued liabilities		$5,365
				Other long-term liabilities		1,439
Balance sheet classification:	Prepayment and other		$3,840			$5,365

At December 31, 2018, we had a pre-tax net unrealized gain of $9.9 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized gain of $8.5 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 14:	Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and created new taxes on certain foreign sourced earnings. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and related matters. For the items for which a reasonable estimate had been made, we recognized a provisional tax benefit amount of $307.1 million, which was included as a component of the income tax provision in 2017.

For the year ended December 31, 2018, we completed the analysis of the accounting for the tax effects for which provisional adjustments were made during the fourth quarter of 2017, resulting in our recording during 2018 of an additional tax benefit of $7.8 million. These adjustments to the previously recorded provisional amounts included the effects on existing deferred tax balances, the one-time transition tax and deferred U.S. taxes on foreign subsidiaries earnings and profits.

Deferred Tax Assets and Liabilities: For the year ended December 31, 2017, we remeasured certain deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 25%.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Foreign Tax Effects: The one-time transition tax was based on our foreign subsidiaries’ earnings and profits (“E&P”) arising primarily from our acquisition of PCLI in 2017. This E&P was previously deferred from U.S. income taxes at 35% plus the effect of U.S. state income tax, or together generally 38%. We previously provided deferred U.S. taxes for the repatriation of these deferred amounts. At December 31, 2017, we recorded a provisional amount for our one-time transition tax liability of $6.5 million for our foreign subsidiaries at 15.5% plus the effect of state income tax, or together generally 20%, as we had not yet completed our calculation of the total foreign E&P for these foreign subsidiaries. In the course of preparing our U.S. federal income tax return during 2018, this amount changed slightly upon finalizing the calculation of foreign E&P previously deferred from U.S. federal taxation. Additional income taxes were provided for the remaining outside basis difference inherent in these entities at 21% plus the effect of U.S. state income tax, or together generally 25% as these amounts were not considered to be indefinitely reinvested in foreign operations for which we provided deferred taxes of $1.4 million.

At December 31, 2018, our accounting for these provisional amounts related to foreign tax effects is complete. Our one-time transition tax calculation was finalized during 2018 and the resulting liability determined to be $6.6 million.

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current
Federal	$239,566	$102,786	$(71,878)
State	40,788	2,760	(7,304)
Foreign	(10,080)	19,597	—
Deferred
Federal	46,434	(156,767)	100,208
State	27,845	28,527	(1,615)
Foreign	2,690	(9,282)	—
	$347,243	$(12,379)	$19,411

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense (benefit) as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Tax computed at statutory rate	$320,138	$304,102	$(60,037)
Effect of the Act	(7,800)	(307,101)	—
State income taxes, net of federal tax benefit	56,936	21,343	(14,056)
Domestic production activities deduction	—	(9,937)	4,170
Noncontrolling interest in net income	(20,215)	(29,357)	(26,903)
Goodwill	—	—	119,722
Other	(1,816)	8,571	(3,485)
	$347,243	$(12,379)	$19,411

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(577,133)	$(577,133)
Accrued employee benefits	15,395	—	15,395
Accrued post-retirement benefits	8,482	—	8,482
Accrued environmental costs	29,937	—	29,937
Hedging instruments	—	(4,099)	(4,099)
Inventory differences	—	(22,518)	(22,518)
Deferred turnaround costs	—	(87,360)	(87,360)
Net operating loss and tax credit carryforwards	13,702	—	13,702
Investment in HEP	—	(94,587)	(94,587)
Valuation allowance	—	(3,100)	(3,100)
Other	—	(1,295)	(1,295)
Total	$67,516	$(790,092)	$(722,576)

	December 31, 2017
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(560,957)	$(560,957)
Accrued employee benefits	14,685	—	14,685
Accrued post-retirement benefits	10,358	—	10,358
Accrued environmental costs	28,657	—	28,657
Hedging instruments	16	—	16
Inventory differences	—	(35,501)	(35,501)
Deferred turnaround costs	—	(58,645)	(58,645)
Net operating loss and tax credit carryforwards	23,037	—	23,037
Investment in HEP	—	(62,321)	(62,321)
Valuation allowance	—	(588)	(588)
Other	—	(6,526)	(6,526)
Total	$76,753	$(724,538)	$(647,785)

We have Oklahoma income tax credits of $0.4 million that can be carried forward indefinitely, and Kansas income tax credits of $7.5 million that can be carried forward for 16 tax years. We have a $12.1 million net operating loss in Luxembourg that we do not anticipate utilizing. We have recorded an adjustment to the valuation allowance of $2.5 million and $0.6 million during the years ended December 31, 2018 and 2017, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Balance at January 1	$53,752	$22,137	$—
Additions based on tax positions related to the current year	—	31,615	22,137
Balance at December 31	$53,752	$53,752	$22,137

At December 31, 2018, 2017 and 2016, there were $53.8 million, $53.8 million, and $22.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The 2016 and 2017 additions to unrecognized tax benefits relates to claims filed with the IRS on the federal income tax treatment of refundable biodiesel/ethanol blending tax credits for certain prior years. The issues related to the claims are complex and uncertain, and we cannot conclude that it is more likely than not that we will sustain the claims. Therefore, no tax benefit has been recognized for the filed claims. During the next 12 months, it is reasonably possible that an ultimate resolution regarding these claims could reduce unrecognized tax benefits (due to a court ruling in favor of the IRS). We do not expect these reductions to have a significant impact on our financial statements because such reductions would not significantly affect our annual effective tax rate.

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. and Canadian federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2013. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2013.

NOTE 15:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2018, 2017 and 2016 are presented below:

	Years Ended December 31,
	2018	2017	2016

Common shares outstanding at January 1	177,407,622	177,345,266	180,234,388
Issuance of restricted stock, excluding restricted stock with performance feature	—	55,626	870,378
Vesting of performance units	115,596	138,374	76,404
Vesting of restricted stock with performance feature	543,396	350,063	40,294
Forfeitures of restricted stock	(58,497)	(139,634)	(16,795)
Purchase of treasury stock (1)	(5,886,626)	(342,073)	(3,859,403)
Common shares outstanding at December 31	172,121,491	177,407,622	177,345,266

(1)
Includes 369,255, 342,073 and 147,922 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2018, we had remaining authorization to repurchase up to $787.6 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2018, 2017 and 2016, we withheld shares of our common stock from certain employees in the amounts of $19.6 million, $15.9 million and $4.7 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 16:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2018
Net change in foreign currency translation adjustment	$(38,227)	$(8,064)	$(30,163)
Net unrealized gain on hedging instruments	11,221	2,857	8,364
Net change in pension and other post-retirement benefit obligations	(1,507)	(378)	(1,129)
Other comprehensive loss attributable to HollyFrontier stockholders	$(28,513)	$(5,585)	$(22,928)

Year Ended December 31, 2017
Net change in foreign currency translation adjustment	$22,151	$7,774	$14,377
Net unrealized loss on marketable securities	(4)	(1)	(3)
Net unrealized gain on hedging instruments	14,447	5,613	8,834
Net change in pension and other post-retirement benefit obligations	(5,807)	(2,037)	(3,770)
Other comprehensive income	30,787	11,349	19,438
Less other comprehensive loss attributable to noncontrolling interest	(57)	—	(57)
Other comprehensive income attributable to HollyFrontier stockholders	$30,844	$11,349	$19,495

Year Ended December 31, 2016
Net unrealized gain on marketable securities	$104	$40	$64
Net unrealized gain on hedging instruments	25,040	9,713	15,327
Net change in other post-retirement benefit obligations	(1,113)	(431)	(682)
Other comprehensive income	24,031	9,322	14,709
Less other comprehensive loss attributable to noncontrolling interest	(58)	—	(58)
Other comprehensive income attributable to HollyFrontier stockholders	$24,089	$9,322	$14,767

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Marketable securities	$—	$—	$(23)	Interest income
	—	—	(9)	Income tax benefit
	—	—	(14)	Net of tax

Hedging instruments:
Commodity price swaps	(5,093)	7,836	(20,293)	Sales and other revenues
	—	(299)	—	Cost of products sold
	(962)	(19,244)	(21,864)	Operating expenses
Interest rate swaps	—	179	(508)	Interest expense
	(6,055)	(11,528)	(42,665)
	(1,544)	(4,490)	(16,387)	Income tax benefit
	(4,511)	(7,038)	(26,278)	Net of tax
	—	(74)	320	Noncontrolling interest
	(4,511)	(7,112)	(25,958)	Net of tax and noncontrolling interest

Other post-retirement benefit obligations:
Post-retirement healthcare obligations	3,481	3,481	3,482	Other, net
	888	1,347	1,348	Income tax expense
	2,593	2,134	2,134	Net of tax

Retirement restoration plan	(27)	(17)	(15)	Selling, general and administrative expenses
	(7)	(7)	(6)	Income tax benefit
	(20)	(10)	(9)	Net of tax

Total reclassifications for the period	$(1,938)	$(4,988)	$(23,847)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2018	2017
	(In thousands)
Foreign currency translation adjustment	$(12,676)	$14,377
Unrealized loss on pension obligation	(1,404)	(654)
Unrealized gain on post-retirement benefit obligations	20,358	16,939
Unrealized gain (loss) on hedging instruments	7,345	(793)
Accumulated other comprehensive income	$13,623	$29,869

NOTE 17:	Pension and Post-retirement Plans

In connection with our PCLI acquisition, we agreed to establish employee benefit plans including union and non-union pension plans and a post-retirement healthcare plan for PCLI employees that were previously covered under legacy Suncor plans.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Our agreement with Suncor also provides that pension assets related to the union and non-union pension plans are transferred to to a pension trust, which we established, and are computed in accordance with the share purchase agreement, subject to regulatory approval. The asset transfer to our PCLI pension plan trust was a cash transfer that occurred in September 2018. As of December 31, 2018, these retirement plan assets are all in cash.

The following table sets forth the changes in the benefit obligation and plan assets of our PCLI pension plans for the year ended December 31, 2018 and the eleven months ended December 31, 2017:

	Year Ended December 31, 2018	February 1, 2017 to December 31, 2017
	(In thousands)
Change in plans' benefit obligations
Pension plans' benefit obligation - beginning of period	$63,582	$52,155
Service cost	4,420	3,598
Interest cost	2,249	1,979
Actuarial loss	1,058	4,503
Benefits paid	(1,429)	(966)
Foreign currency exchange rate changes	(5,445)	2,313
Pension plans' benefit obligation - end of year	$64,435	$63,582

Change in pension plans assets
Fair value of plans assets - beginning of period	$59,261	$51,870
Actual return on plans assets	3,599	6,182
Employer contributions	6,239	—
Benefits paid	(1,429)	(966)
Foreign currency exchange rate changes	(5,208)	2,175
Fair value of plans assets - end of year	$62,462	$59,261

Funded status
Under-funded balance	$(1,973)	$(4,321)

Amounts recognized in consolidated balance sheets
Accrued pension liability	$(1,973)	$(4,321)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$1,977	$1,162

The accumulated benefit obligation was $52.5 million and $52.8 million at December 31, 2018 and 2017, respectively, which are also the measurement dates used for our pension plans.

The following table provides information regarding pension plans with a projected benefit obligation in excess of the fair value of plan assets:

	December 31,
	2018	2017
	(In thousands)
Projected benefit obligation	$36,144	$63,582
Plan assets	$34,145	$59,261

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2018	2017

Discount rate	3.70%	3.40%
Rate of future compensation increases	3.00%	3.00%

Net periodic pension expense consisted of the following components:

	Year Ended December 31, 2018	February 1, 2017 to December 31, 2017
	(In thousands)
Service cost - benefit earned during the period	$4,420	$3,598
Interest cost on projected benefit obligations	2,249	1,979
Expected return on plans assets	(3,464)	(2,841)
Net periodic pension expense	$3,205	$2,736

The weighted average assumptions used to determine net periodic pension expense:

	Year Ended December 31, 2018	February 1, 2017 to December 31, 2017

Discount rate	3.40%	3.80%
Rate of future compensation increases	3.00%	3.00%
Expected long-term rate of return on assets	5.75%	5.75%

The expected long-term rate of return on assets is based on a target investment mix of 60% long-term bonds and 40% global equities.

It is estimated that there will be no actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2019.

We expect to contribute $3.3 million to the PCLI pensions plans in 2019. Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.0 million in 2019, $1.3 million in 2020, $1.5 million in 2021, $1.8 million in 2022, $2.0 million in 2023 and $13.1 million in 2024 to 2028.

Post-retirement Healthcare Plans
We have a post-retirement healthcare and other benefits plan that is available to certain of our employees who satisfy certain age and service requirements. This plan is unfunded and provides differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by this plan at December 31, 2018. In addition, we established a post-retirement healthcare and other benefits plan for our PCLI employees.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$29,499	$18,992
PCLI acquisition	—	8,212
Service cost	1,648	1,511
Interest cost	938	987
Participant contributions	178	181
Benefits paid	(1,931)	(1,800)
Actuarial loss (gain)	(2,643)	1,058
Foreign currency exchange rate changes	(809)	358
Post-retirement plans' benefit obligation - end of year	$26,880	$29,499

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	1,676	1,542
Participant contributions	255	258
Benefits paid	(1,931)	(1,800)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(26,880)	$(29,499)

Amounts recognized in consolidated balance sheets
Accrued post-retirement liability	$(26,880)	$(29,499)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial (loss) gain	$2,379	$(287)
Prior service credit	25,473	28,953
Total	$27,852	$28,666

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.9 million in 2019; $1.7 million in 2020; $1.7 million in 2021; $1.8 million in 2022; $1.9 million in 2023; and $9.2 million in 2024 through 2028.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31, 2018		December 31, 2017
	HFC	PCLI	HFC	PCLI

Discount rate	3.95%	3.70%	3.35%	3.40%
Current health care trend rate	6.50%	6.50%	7.00%	6.50%
Ultimate health care trend rate	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2028	2022	2028	2022

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Service cost – benefit earned during the year	$1,648	$1,511	$1,294
Interest cost on projected benefit obligations	938	987	787
Amortization of prior service credit	(3,481)	(3,481)	(3,482)
Net periodic post-retirement credit	$(895)	$(983)	$(1,401)

Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Assumed health care cost trend rates have an effect on the amounts reported for the post-retirement health care benefit plan. The weighted average assumptions used to determine net periodic benefit expense follow:

	Years Ended December 31,
	2018		2017		2016
	HFC	PCLI	HFC	PCLI	HFC

Discount rate	3.35%	3.40%	3.75%	3.80%	3.90%
Current health care trend rate	7.00%	6.50%	7.00%	6.50%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2028	2022	2030	2022	2041

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service cost	$185	$(154)
Interest cost	$65	$(55)
Year-end accumulated post-retirement benefit obligation	$1,719	$(1,462)

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.3 million and $2.7 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, the projected benefit obligation under this plan was $2.3 million. Annual benefit payments of $0.2 million are expected to be paid through 2028, which reflect expected future service.

Defined Contribution Plan
We have a defined contribution “401(k)” plan that covers substantially all U.S. employees. Our contributions are based on an employee's eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $19.1 million, $17.6 million and $17.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with this plan.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 18:	Lease Commitments

We lease certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contain renewal options. At December 31, 2018, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year are as follows:

(In thousands)
2019	$104,362
2020	92,491
2021	84,581
2022	70,874
2023	61,063
Thereafter	88,206
Total	$501,577

Rental expense charged to operations was $84.1 million, $95.7 million and $93.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 19:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

We have made claims with our insurance providers for a business interruption related to a fire at our Woods Cross Refinery that occurred during 2018. These claims are currently being evaluated by our insurance providers. We account for business interruption insurance recoveries as a gain contingency and only recognize such recoveries upon resolution of the claims with insurance providers. No amounts have been recognized to date for these business interruption claims.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2019 through 2025.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2019 through 2039. At December 31, 2018, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2019	$144,756
2020	138,893
2021	123,322
2022	109,083
2023	110,416
Thereafter	784,817
Total	$1,411,287

Transportation and storage costs incurred under these agreements totaled $143.3 million, $140.5 million and $135.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

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

In March 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, has submitted requests for reimbursement of approximately $20.0 million pursuant to contractual indemnity provisions under the APA for various costs incurred. Calumet has also asserted claims related to environmental matters. We have rejected all of the currently pending claims for payment, and selected issues were arbitrated in July 2018. In September 2018, the arbitration panel ruled on the selected issues and held that the APA places a number of important limitations on claims advanced by Calumet. The remaining issues are set to be heard by the arbitration panel in April 2019. We have accrued appropriate costs for this matter, and we believe that any reasonably possible losses beyond the amounts accrued are not material.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2018
Sales and other revenues:
Revenues from external customers	$15,806,304	$1,799,506	$108,412	$444	$17,714,666
Intersegment revenues	370,259	13,197	397,808	(781,264)	—
	$16,176,563	$1,812,703	$506,220	$(780,820)	$17,714,666
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$13,250,849	$1,381,540	$—	$(691,607)	$13,940,782
Lower of cost or market inventory valuation adjustment	$136,305	$—	$—	$—	$136,305
Operating expenses	$1,055,209	$167,820	$146,430	$(83,621)	$1,285,838
Selling, general and administrative expenses	$113,641	$143,750	$11,041	$21,992	$290,424
Depreciation and amortization	$284,439	$43,255	$98,492	$11,138	$437,324
Income (loss) from operations	$1,336,120	$76,338	$250,257	$(38,722)	$1,623,993
Earnings of equity method investments	$—	$—	$5,825	$—	$5,825
Capital expenditures	$202,791	$37,448	$54,141	$16,649	$311,029
Total assets	$6,465,155	$1,506,209	$2,142,027	$881,210	$10,994,601

Year Ended December 31, 2017
Sales and other revenues:
Revenues from external customers	$12,579,672	$1,594,036	$77,225	$366	$14,251,299
Intersegment revenues	338,390	—	377,137	(715,527)	—
	$12,918,062	$1,594,036	$454,362	$(715,161)	$14,251,299
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$11,009,419	$1,093,984	$—	$(635,530)	$11,467,873
Lower of cost or market inventory valuation adjustment	$(107,479)	$(1,206)	$—	$—	$(108,685)
Operating expenses	$1,008,859	$222,461	$137,856	$(72,507)	$1,296,669
Selling, general and administrative expenses	$103,246	$105,666	$14,336	$42,473	$265,721
Depreciation and amortization	$289,434	$31,894	$77,660	$10,949	$409,937
Long-lived asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$595,336	$141,237	$224,510	$(60,546)	$900,537
Earnings of equity method investments	$—	$—	$12,510	$—	$12,510
Capital expenditures	$176,533	$31,464	$44,810	$19,452	$272,259
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154

Year Ended December 31, 2016
Sales and other revenues:
Revenues from external customers	$10,002,831	$464,359	$68,927	$(417)	$10,535,700
Intersegment revenues	317,884	—	333,116	(651,000)	—
	$10,320,715	$464,359	$402,043	$(651,417)	$10,535,700
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$9,003,605	$377,136	$—	$(614,714)	$8,766,027
Lower of cost or market inventory valuation adjustment	$(287,848)	$(4,090)	$—	$—	$(291,938)
Operating expenses	$911,829	$13,867	$124,192	$(28,736)	$1,021,152
Selling, general and administrative expenses	$92,515	$2,899	$12,557	$17,959	$125,930
Depreciation and amortization	$281,701	$620	$68,811	$11,895	$363,027
Goodwill and long-lived asset impairment	$654,084	$—	$—	$—	$654,084
Income (loss) from operations	$(335,171)	$73,927	$196,483	$(37,821)	$(102,582)
Earnings of equity method investments	$—	$—	$14,213	$—	$14,213
Capital expenditures	$357,407	$5,708	$107,595	$9,080	$479,790
Total assets	$6,048,091	$465,715	$1,920,487	$1,001,368	$9,435,661

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 21:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2018
Sales and other revenues	$4,128,427	$4,471,236	$4,770,799	$4,344,204	$17,714,666
Operating costs and expenses	$3,732,580	$3,964,259	$4,267,282	$4,126,552	$16,090,673
Income from operations (1)	$395,847	$506,977	$503,517	$217,652	$1,623,993
Income before income taxes	$373,899	$480,360	$478,390	$191,818	$1,524,467
Net income attributable to HollyFrontier stockholders	$268,091	$345,507	$342,466	$141,896	$1,097,960
Net income per share attributable to HollyFrontier stockholders - basic	$1.51	$1.96	$1.95	$0.82	$6.25
Net income per share attributable to HollyFrontier stockholders - diluted	$1.50	$1.94	$1.93	$0.81	$6.19
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,617	175,899	175,097	172,485	175,009
Diluted	177,954	177,586	176,927	174,259	176,661

Year Ended December 31, 2017
Sales and other revenues	$3,080,483	$3,458,864	$3,719,247	$3,992,705	$14,251,299
Operating costs and expenses	$3,114,019	$3,338,034	$3,270,834	$3,627,875	$13,350,762
Income (loss) from operations (2) (3)	$(33,536)	$120,830	$448,413	$364,830	$900,537
Income (loss) before income taxes	$(54,571)	$106,069	$446,103	$371,262	$868,863
Net income (loss) attributable to HollyFrontier stockholders	$(45,468)	$57,767	$272,014	$521,082	$805,395
Net income (loss) per share attributable to HollyFrontier stockholders - basic	$(0.26)	$0.33	$1.53	$2.94	$4.54
Net income (loss) per share attributable to HollyFrontier stockholders - diluted	$(0.26)	$0.33	$1.53	$2.92	$4.52
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,210	176,147	176,149	176,265	176,174
Diluted	176,210	176,302	176,530	177,457	177,196

(1) For 2018, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $103.8 million and $106.9 million for the first and second quarters, respectively, and a charge of $17.8 million and $329.2 million for the third and fourth quarters, respectively.

(2) For 2017, income from operations reflects long-lived asset impairment charges of $23.2 million in the second quarter.

(3) For 2017, income from operations reflects non-cash lower of cost or market inventory valuation charges of $11.8 million and $84.0 million for the first and second quarters, respectively, and a reduction of $111.1 million and $93.4 million for the third and fourth quarters, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2018 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2019 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 8, 2019 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 105 to 110 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

Table of Content

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

Exhibits are numbered to correspond to the exhibit table
in Item 601 of Regulation S-K

Exhibit Number	Description

2.1†
Asset Sale and Purchase Agreement, dated October 19, 2009, between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed October 21, 2009, File No. 1-03876).

2.2†
Amendment No. 1 to Asset Sale and Purchase Agreement, dated December 1, 2009, between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed December 7, 2009, File No. 1-03876).

2.3†
Asset Sale and Purchase Agreement, dated April 15, 2009, between Holly Refining & Marketing-Midcon, L.L.C. and Sunoco, Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed April 16, 2009, File No. 1-03876).

2.4†
Share Purchase Agreement, dated October 29, 2016, by and between Suncor Energy Inc. and 9952110 Canada Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed October 31, 2016, File No. 1-03876).

2.5†
Equity Restructuring Agreement, dated as of October 18, 2017, by and between HEP Logistics Holdings, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed October 19, 2017, File No. 1-03876).

2.6†
Equity Purchase Agreement, dated November 12, 2018, by and between Sonneborn Holdings, L.P., Sonneborn Co-Op LLC, Sonneborn Coöperatief U.A. and HollyFrontier LSP Holdings LLC (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed November 13, 2018, File No. 1-03846).

2.7*	Waiver and Amendment to Equity Purchase Agreement, dated January 31, 2019, by and between Sonneborn Holdings, L.P., Sonneborn Co-Op LLC, Sonneborn Coöperatief U.A. and HollyFrontier LSP Holdings LLC

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

4.5
Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.6
Supplemental Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

Table of Content

Exhibit Number	Description

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

10.10
First Amendment to Second Amended and Restated Refined Products Pipelines and Terminals Agreement, dated October 29, 2018, effective June 4, 2018, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03846).

10.11
Nineteenth Amended and Restated Omnibus Agreement, dated October 29, 2018, effective June 1, 2018, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

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

Table of Content

Exhibit Number	Description

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

Table of Content

Exhibit Number	Description

10.27
Fourth Amended and Restated Master Throughput Agreement, dated October 29, 2018, effective June 1, 2018, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

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

10.30
Fifth Amended and Restated Master Lease and Access Agreement, dated effective October 29, 2018, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

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

10.33
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

10.34
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

10.35
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03846).

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

10.41
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa, LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

10.42+
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

10.45+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.46+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.47+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.48+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.49+
HollyFrontier Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-03876).

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

10.52+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 10.52 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.53+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 10.53 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.54+*	Form of Performance Share Unit Agreement.

10.55+
Form of Restricted Stock Agreement (time-based vesting) (incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.56+	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.57+
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

10.59+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.58 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.60+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.59 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.61+*	Form of Restricted Stock Unit Agreement (for employees).

10.62+*	Form of Notice of Grant of Restricted Stock Units (for employees).

10.63+
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

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 20, 2019	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ George J. Damiris	Chief Executive Officer, President	February 20, 2019
George J. Damiris	and Director

/s/ Richard L. Voliva III	Executive Vice President and	February 20, 2019
Richard L. Voliva III	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 20, 2019
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 20, 2019
Franklin Myers

/s/ Anne-Marie N. Ainsworth	Director	February 20, 2019
Anne-Marie N. Ainsworth

/s/ Douglas Y. Bech	Director	February 20, 2019
Douglas Y. Bech

/s/ Anna C. Catalano	Director	February 20, 2019
Anna C. Catalano

/s/ Leldon Echols	Director	February 20, 2019
Leldon Echols

/s/ Michael C. Jennings	Director	February 20, 2019
Michael C. Jennings

/s/ R. Craig Knocke	Director	February 20, 2019
R. Craig Knocke

/s/ Robert J. Kostelnik	Director	February 20, 2019
Robert J. Kostelnik

/s/ James H. Lee	Director	February 20, 2019
James H. Lee

/s/ Michael E. Rose	Director	February 20, 2019
Michael E. Rose