Form 10-Q
period 2019-06-30
HollyFrontier Corp
filed 2019-08-01
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Dallas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
164,578,167 shares of Common Stock, par value $.01 per share, were outstanding on July 26, 2019.

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

Table of Content

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $6,941 and $3,045, respectively)	$914,644	$1,154,752

Accounts receivable: Product and transportation (HEP: $15,074 and $12,332, respectively)	747,725	635,623
Crude oil resales	51,643	36,078
	799,368	671,701
Inventories: Crude oil and refined products	1,439,685	1,166,404
Materials, supplies and other (HEP: $900 and $858, respectively)	196,896	187,975
	1,636,581	1,354,379
Income taxes receivable	64,574	34,040
Prepayments and other (HEP: $2,983 and $3,452, respectively)	51,230	81,507
Total current assets	3,466,397	3,296,379

Properties, plants and equipment, at cost (HEP: $2,071,467 and $2,058,388, respectively)	7,066,375	6,780,980
Less accumulated depreciation (HEP: $(535,019) and $(489,217), respectively)	(2,263,405)	(2,098,446)
	4,802,970	4,682,534
Operating lease right-of-use assets (HEP: $76,551)	449,745	—

Other assets: Turnaround costs	372,198	339,861
Goodwill (HEP: $312,873 and $314,229, respectively)	2,375,651	2,246,435
Intangibles and other (HEP: $169,678 and $176,291, respectively)	637,530	429,392
	3,385,379	3,015,688
Total assets	$12,104,491	$10,994,601

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $10,659 and $16,723, respectively)	$1,199,311	$872,627
Income taxes payable	25,820	17,636
Operating lease liabilities (HEP: $5,346)	93,991	—
Accrued liabilities (HEP: $29,444 and $27,240, respectively)	344,905	277,892
Total current liabilities	1,664,027	1,168,155

Long-term debt (HEP: $1,437,710 and $1,418,900, respectively)	2,430,832	2,411,540
Noncurrent operating lease liabilities (HEP: $71,550)	357,635	—
Deferred income taxes (HEP: $423 and $488, respectively)	877,456	722,576
Other long-term liabilities (HEP: $61,195 and $63,534, respectively)	243,542	233,271

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,036,760 and 256,036,788 shares issued as of June 30, 2019 and December 31, 2018, respectively	2,560	2,560
Additional capital	4,216,305	4,196,125
Retained earnings	4,533,364	4,196,902
Accumulated other comprehensive income	30,202	13,623
Common stock held in treasury, at cost – 90,138,137 and 83,915,297 shares as of June 30, 2019 and December 31, 2018, respectively	(2,769,284)	(2,490,639)
Total HollyFrontier stockholders’ equity	6,013,147	5,918,571
Noncontrolling interest	517,852	540,488
Total equity	6,530,999	6,459,059
Total liabilities and equity	$12,104,491	$10,994,601

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2019 and December 31, 2018. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales and other revenues	$4,782,615	$4,471,236	$8,679,862	$8,599,663
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,704,884	3,595,916	6,904,089	6,943,041
Lower of cost or market inventory valuation adjustment	47,801	(106,926)	(184,545)	(210,764)
	3,752,685	3,488,990	6,719,544	6,732,277
Operating expenses (exclusive of depreciation and amortization)	333,252	296,215	664,844	616,503
Selling, general and administrative expenses (exclusive of depreciation and amortization)	85,317	68,675	173,351	133,339
Depreciation and amortization	126,908	110,379	248,329	214,720
Goodwill impairment	152,712	—	152,712	—
Total operating costs and expenses	4,450,874	3,964,259	7,958,780	7,696,839
Income from operations	331,741	506,977	721,082	902,824
Other income (expense):
Earnings of equity method investments	1,783	1,734	3,883	3,013
Interest income	4,588	2,934	10,963	5,524
Interest expense	(34,264)	(32,324)	(70,911)	(65,047)
Gain (loss) on foreign currency transactions	2,213	(325)	4,478	5,235
Other, net	92	1,364	649	2,710
	(25,588)	(26,617)	(50,938)	(48,565)
Income before income taxes	306,153	480,360	670,144	854,259
Income tax expense:
Current	63,364	88,283	118,648	145,934
Deferred	25,972	29,164	58,193	56,550
	89,336	117,447	176,841	202,484
Net income	216,817	362,913	493,303	651,775
Less net income attributable to noncontrolling interest	19,902	17,406	43,333	38,177
Net income attributable to HollyFrontier stockholders	$196,915	$345,507	$449,970	$613,598
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$1.96	$2.64	$3.47
Diluted	$1.15	$1.94	$2.62	$3.44
Average number of common shares outstanding:
Basic	169,356	175,899	170,100	176,256
Diluted	170,547	177,586	171,264	177,820

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$216,817	$362,913	$493,303	$651,775
Other comprehensive income (loss):
Foreign currency translation adjustment	9,160	(11,503)	13,523	(23,443)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(693)	(4,077)	14,897	(8,402)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(5,321)	5,598	(6,963)	4,407
Net unrealized gain (loss) on hedging instruments	(6,014)	1,521	7,934	(3,995)
Post-retirement benefit obligations:
Gain on pension plans	72	—	—	—
Gain on post-retirement healthcare plan	2	—	—	—
Net change in post-retirement benefit obligations	74	—	—	—
Other comprehensive income (loss) before income taxes	3,220	(9,982)	21,457	(27,438)
Income tax expense (benefit)	416	(2,034)	4,878	(5,910)
Other comprehensive income (loss)	2,804	(7,948)	16,579	(21,528)
Total comprehensive income	219,621	354,965	509,882	630,247
Less noncontrolling interest in comprehensive income	19,902	17,406	43,333	38,177
Comprehensive income attributable to HollyFrontier stockholders	$199,719	$337,559	$466,549	$592,070

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$493,303	$651,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,329	214,720
Goodwill impairment	152,712	—
Lower of cost or market inventory valuation adjustment	(184,545)	(210,764)
Earnings of equity method investments, inclusive of distributions	—	228
(Gain) loss on sale of assets	73	(107)
Deferred income taxes	58,193	56,550
Equity-based compensation expense	21,562	17,306
Change in fair value – derivative instruments	31,454	(17,807)
(Increase) decrease in current assets:
Accounts receivable	(72,300)	(121,144)
Inventories	(6,708)	21,255
Income taxes receivable	(26,835)	24,512
Prepayments and other	14,020	(6,053)
Increase (decrease) in current liabilities:
Accounts payable	292,893	61,425
Income taxes payable	7,826	72,822
Accrued liabilities	38,003	35,161
Turnaround expenditures	(110,273)	(76,384)
Other, net	11,843	4,650
Net cash provided by operating activities	969,550	728,145

Cash flows from investing activities:
Additions to properties, plants and equipment	(102,717)	(117,907)
Additions to properties, plants and equipment – HEP	(17,752)	(31,570)
Purchase of Sonneborn, net of cash acquired	(662,665)	—
Other, net	825	3,399
Net cash used for investing activities	(782,309)	(146,078)

Cash flows from financing activities:
Borrowings under credit agreements	175,000	305,500
Repayments under credit agreements	(156,500)	(417,500)
Proceeds from issuance of common units - HEP	—	114,831
Purchase of treasury stock	(266,996)	(53,743)
Dividends	(113,508)	(117,500)
Distributions to noncontrolling interest	(66,703)	(60,759)
Payments on finance leases	(783)	—
Other, net	(374)	(544)
Net cash used for financing activities	(429,864)	(229,715)

Effect of exchange rate on cash flow	2,515	(3,237)

Cash and cash equivalents:
Increase (decrease) for the period	(240,108)	349,115
Beginning of period	1,154,752	630,757
End of period	$914,644	$979,872

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(67,620)	$(64,711)
Income taxes, net	$(138,587)	$(48,561)

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	253,055	—	—	23,431	276,486
Dividends ($0.33 declared per common share)	—	—	(56,849)	—	—	—	(56,849)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,673)	(33,673)
Other comprehensive income, net of tax	—	—	—	13,775	—	—	13,775
Issuance of common stock under incentive compensation plans, net of tax	—	3	—	—	(3)	—	—
Equity-based compensation	—	8,713	—	—	—	661	9,374
Purchase of treasury stock	—	—	—	—	(73,225)	—	(73,225)
Purchase of HEP units for restricted grants	—	—	—	—	—	(373)	(373)
Balance at March 31, 2019	$2,560	$4,204,841	$4,393,108	$27,398	$(2,563,867)	$530,534	$6,594,574
Net income	—	—	196,915	—	—	19,902	216,817
Dividends ($0.33 declared per common share)	—	—	(56,659)	—	—	—	(56,659)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,030)	(33,030)
Other comprehensive income, net of tax	—	—	—	2,804	—	—	2,804
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(140)	(140)
Issuance of common stock under incentive compensation plans, net of tax	—	(138)	—	—	138	—	—
Equity-based compensation	—	11,602	—	—	—	586	12,188
Purchase of treasury stock	—	—	—	—	(205,555)	—	(205,555)
Balance at June 30, 2019	$2,560	$4,216,305	$4,533,364	$30,202	$(2,769,284)	$517,852	$6,530,999

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940
Net income	—	—	268,091	—	—	20,771	288,862
Dividends ($0.33 declared per common share)	—	—	(58,856)	—	—	—	(58,856)
Distributions to noncontrolling interest holders	—	—	—	—	—	(29,237)	(29,237)
Other comprehensive loss, net of tax	—	—	—	(13,580)	—	—	(13,580)
Equity attributable to HEP common unit issuances, net of tax	—	41,980	—	—	—	58,031	100,011
Issuance of common stock under incentive compensation plans, net of tax	—	1,057	—	—	(1,057)	—	—
Equity-based compensation	—	7,961	—	—	—	836	8,797
Purchase of treasury stock	—	—	—	—	(27,520)	—	(27,520)
Purchase of HEP units for restricted grants	—	—	—	—	—	(58)	(58)
Adoption of accounting standards	—	—	(11,019)	3,572	—	—	(7,447)
Other	—	1	(1)	—	—	—	—
Balance at March 31, 2018	$2,560	$4,183,695	$3,544,830	$19,861	$(2,169,488)	$576,454	$6,157,912
Net income	—	—	345,507	—	—	17,406	362,913
Dividends ($0.33 declared per common share)	—	—	(58,644)	—	—	—	(58,644)
Distributions to noncontrolling interest holders	—	—	—	—	—	(31,522)	(31,522)
Other comprehensive loss, net of tax	—	—	—	(7,948)	—	—	(7,948)
Equity attributable to HEP common unit issuances, net of tax	—	221	—	—	—	232	453
Issuance of common stock under incentive compensation plans, net of tax	—	335	—	—	(335)	—	—
Equity-based compensation	—	7,797	—	—	—	712	8,509
Purchase of treasury stock	—	—	—	—	(28,030)	—	(28,030)
Other	—	(3)	3	—	—	—	—
Balance at June 30, 2018	$2,560	$4,192,045	$3,831,696	$11,913	$(2,197,853)	$563,282	$6,403,643

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel and other specialty products. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America. As of June 30, 2019, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2019, the consolidated results of operations, comprehensive income and statements of equity for the three and six months ended June 30, 2019 and 2018 and consolidated cash flows for the six months ended June 30, 2019 and 2018 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2019.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $4.4 million at June 30, 2019 and $3.6 million at December 31, 2018.

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

Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet and lease expense is accounted for on a straight-line basis. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, HEP, as a lessor, does not separate the non-lease (service) component in contracts in which the lease component is the dominant component. HEP treats these combined components as an operating lease.

Goodwill and Long-lived Assets: As of June 30, 2019, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $329.3 million and $312.9 million, respectively. During the six months ended June 30, 2019, we recognized $283.6 million in goodwill as a result of our Sonneborn acquisition, all of which has been assigned to our Lubricants and Specialty Products segment. See Note 17 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

Our long-lived assets principally consist of our refining assets that are organized as refining asset groups and the assets of our Lubricants and Specialty Products asset groups. The refinery asset groups also constitute our individual refinery reporting units that are used for testing and measuring goodwill impairments. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

Goodwill impairment
During the second quarter of 2019, we performed interim goodwill impairment testing of the PCLI reporting unit included in our Lubricants and Specialty Products segment. We elected to perform this interim assessment due to the recent reorganization of our reporting unit structure within the Lubricants and Specialty Products segment, combined with the identification of events and circumstances which were indicators of potential goodwill impairment at PCLI, including recent declines in gross margins to lower than historic levels. These recent lower gross margins are in the base oil market which is largely attributed to the increase in global supply of base oils with a current outlook for continued near-term softness.

Our interim goodwill impairment testing was performed as of May 31, 2019. The estimated fair values of our goodwill reporting units within our Lubricants and Specialty Products segment were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimated future production volumes, selling prices, gross margins, operating costs and capital expenditures. Our market approach includes both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

As a result of our impairment testing, we determined that the carrying value of the PCLI reporting unit’s goodwill within our Lubricants and Specialty Products segment was fully impaired and a goodwill impairment charge of $152.7 million was recorded. Our testing did not identify any other impairments.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2019 and 2018, we received proceeds of $12.6 million and $23.6 million, respectively, and repaid $12.9 million and $24.1 million, respectively, under these sell / buy transactions.

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

Accounting Pronouncements - Recently Adopted

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard resulted in no change to the amount of goodwill impairment recorded in the second quarter of 2019.

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding ROU asset on the balance sheet. We adopted this standard effective January 1, 2019 using the optional transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients, whereby we did not reassess lease classification or initial indirect lease cost under the new standard. In addition, we elected to exclude short-term leases, which at inception have a lease term of 12 months or less, from the amounts recognized on our balance sheet. In addition, HEP elected an expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain contracts. Under this expedient, HEP treated the combined components of its leases with third parties (i.e., the contracts that are not eliminated upon consolidation of HEP by HFC) as an operating lease in which the dominant component was a lease in accordance with ASC 842. Upon adoption of this standard, we recognized $433.4 million of lease liabilities and corresponding ROU assets on our consolidated balance sheet. Adoption of this standard did not have a material impact on our results of operations or cash flows. In addition, upon our acquisition of Sonneborn on February 1, 2019, we recognized $15.9 million of lease liabilities and corresponding ROU assets.

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and we are currently evaluating the impact of this standard.

NOTE 2:	Acquisitions

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the capital stock of Sonneborn. The acquisition closed on February 1, 2019. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

Aggregate consideration totaled $701.6 million and consisted of $662.7 million in cash paid at acquisition, net of cash acquired. Working capital settlement pursuant to the purchase agreement has been finalized.

This transaction is accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Sonneborn assets and liabilities as of the February 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment.

The following summarizes our preliminary value estimates of the Sonneborn assets and liabilities acquired on February 1, 2019:

(In millions)
Cash and cash equivalents	$38.9
Accounts receivable and other current assets	58.6
Inventories	81.3
Properties, plants and equipment	166.1
Goodwill	283.6
Intangibles and other noncurrent assets	228.6
Accounts payable and accrued liabilities	(47.0)
Deferred income tax liabilities	(84.5)
Other long-term liabilities	(24.0)
$701.6

The preliminary purchase price allocation resulted in the recognition of $283.6 million in goodwill, which relates to the established workforce and global market presence of the acquired business as well as the expected synergies to be gained upon combining with our existing operations to form an expanded lubricants and specialty products business.

Intangibles include customer relationships, trademarks, patents and technical know-how totaling $209.6 million that are being amortized on a straight-line basis over a 12-year period.

These values, including deferred taxes, are preliminary and, therefore, may change once we complete our valuations.

Our consolidated financial and operating results reflect the Sonneborn operations beginning February 1, 2019. Our results of operations for the three months ended June 30, 2019 included revenues and income before income taxes of $101.0 million and $5.4 million, respectively, and revenue and loss before income taxes of $165.4 million and $(1.7) million, respectively, for the period from February 1, 2019 through June 30, 2019 related to these operations.

As of June 30, 2019, we have incurred $16.2 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses.

The following unaudited pro forma information for the six months ended June 30, 2019 and the three and six months ended June 30, 2018 presents the revenues and operating income for our Lubricants and Specialty Products segment assuming the acquisition of Sonneborn had occurred as of January 1, 2018. The proforma effects on consolidated HFC revenue and operating income are not material.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
	(In thousands)
Sales and other revenues	$567,814	$1,070,930	$1,107,869
Operating income (1)	$38,027	$(143,215)	$70,928

(1) For the six months ended June 30, 2019, includes goodwill impairment of $152.7 million from the PCLI reporting unit of our Lubricants and Specialty Products segment. See Note 1 for additional information on this goodwill impairment.

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

June 30, 2019
(In thousands)
Operating leases:
Operating lease right-of-use assets	$449,745

Operating lease liabilities	93,991
Noncurrent operating lease liabilities	357,635
Total operating lease liabilities	$451,626

Finance leases:
Properties, plants and equipment, at cost	$12,035
Accumulated amortization	(6,127)
Properties, plants and equipment, net	$5,908

Accrued liabilities	$1,649
Other long-term liabilities	4,580
Total finance lease liabilities	$6,229

Supplemental balance sheet information related to our leases was as follows:

June 30, 2019

Weighted average remaining lease term (in years)
Operating leases	7.9
Finance leases	8.6

Weighted average discount rate
Operating leases	4.3%
Finance leases	5.1%

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Operating lease expense	$27,759	$55,383
Finance lease expense:
Amortization of right-of-use assets	375	775
Interest on lease liabilities	83	171
Variable lease cost	774	1,389
Total lease expense	$28,991	$57,718

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,252
Operating cash flows from finance leases	$171
Financing cash flows from finance leases	$783

As of June 30, 2019, we have no right-of-use assets that were obtained in exchange for lease obligation.

As of June 30, 2019, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance
	(In thousands)
Remainder of 2019	$61,224	$1,066
2020	101,811	1,710
2021	79,523	910
2022	67,029	640
2023	61,768	635
2024 and thereafter	168,121	2,790
Future minimum lease payments	539,476	7,751
Less: imputed interest	87,850	1,522
Total lease obligations	451,626	6,229
Less: current obligations	93,991	1,649
Long-term lease obligations	$357,635	$4,580

As of June 30, 2019, we have no additional operating and finance lease commitments that have not yet commenced.

Our consolidated income statement reflects lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor. Lease income recognized was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Operating lease revenues	$8,267	$16,466

Annual minimum undiscounted lease payments in which HEP is a lessor to third-party contracts as of June 30, 2019 were as follows:

(In thousands)
Remainder of 2019	$16,123
2020	8,166
2021	1,546
2022	129
2023	—
Thereafter	—
Total	$25,964

NOTE 4:	Holly Energy Partners

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

As of June 30, 2019, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 78% of HEP’s total revenues for the six months ended June 30, 2019. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2019, HEP did not issue any common units under this program. As of June 30, 2019, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2020 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2019, these agreements result in minimum annualized payments to HEP of $349.1 million.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,633,966	$3,520,014	$6,441,407	$6,594,402
Specialty lubricant products (2)	507,183	417,177	951,525	816,216
Asphalt, fuel oil and other products (3)	248,861	243,396	467,718	451,153
Total refined product revenues	4,390,010	4,180,587	7,860,650	7,861,771
Excess crude oil revenues (4)	350,683	256,090	733,313	652,806
Transportation and logistic services	28,382	24,746	59,520	52,203
Other revenues (5)	13,540	9,813	26,379	32,883
Total sales and other revenues	$4,782,615	$4,471,236	$8,679,862	$8,599,663

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Refined product revenues by market
North America
Mid-Continent	$2,361,969	$2,231,700	$4,092,474	$4,121,246
Southwest	1,008,806	1,002,075	1,858,955	1,848,553
Rocky Mountains	613,063	610,970	1,128,398	1,241,872
Northeast	148,116	93,179	276,007	176,036
Canada	174,772	191,939	352,127	372,361
Europe and Asia	83,284	50,724	152,689	101,703
Total refined product revenues	$4,390,010	$4,180,587	$7,860,650	$7,861,771

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $210.7 million and $38.2 million, respectively, for the three months ended June 30, 2019, $380.6 million and $87.2 million, respectively, for the six months ended June 30, 2019, $192,884 and $50,512, respectively, for the three months ended June 30, 2018, and $354,840 and $96,313, respectively, for the six months ended June 30, 2018.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to our contract liabilities during the six months ended June 30, 2019.

	January 1, 2019	Sonneborn Acquisition	Increase	Recognized as Revenue	June 30, 2019
	(In thousands)
Accrued liabilities	$132	6,463	$10,813	$(12,906)	$4,502

As of June 30, 2019, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2021. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2019	2020	2021	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	15,173	7,456	1,847	—	24,476

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2019 are presented below:

	Remainder of 2019	2020	2021	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$21,493	$18,862	$11,574	$2,019	$53,948

NOTE 6:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at June 30, 2019 and December 31, 2018 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2019
Assets:
Commodity price swaps	$20,412	$—	$20,412	$—
Commodity forward contracts	456	—	456	—
Total assets	$20,868	$—	$20,868	$—

Liabilities:
NYMEX futures contracts	$2,645	$2,645	$—	$—
Foreign currency forward contracts	1,553	—	1,553	—
RINs credit obligations (1)	3,485	—	3,485	—
Total liabilities	$7,683	$2,645	$5,038	$—

December 31, 2018
Assets:
NYMEX futures contracts	$2,473	$2,473	$—	$—
Foreign currency forward contracts	25,956	—	25,956	—
Commodity price swaps	10,817	—	10,817	—
Commodity forward contracts	1,034	—	1,034	$—
Total assets	$40,280	$2,473	$37,807	$—

Liabilities:
Commodity price swaps	$956	$—	$956	$—
Commodity forward contracts	1,137	—	1,137	—
RINs credit obligations (1)	4,084	—	4,084	—
Total liabilities	$6,177	$—	$6,177	$—

(1)
Represent obligations for RINs credits for which we do not have sufficient quantities at June 30, 2019 and December 31, 2018 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$196,915	$345,507	$449,970	$613,598
Participating securities’ (restricted stock) share in earnings	283	1,196	647	2,147
Net income attributable to common shares	$196,632	$344,311	$449,323	$611,451
Average number of shares of common stock outstanding	169,356	175,899	170,100	176,256
Effect of dilutive variable restricted shares and performance share units (1)	1,191	1,687	1,164	1,564
Average number of shares of common stock outstanding assuming dilution	170,547	177,586	171,264	177,820
Basic earnings per share	$1.16	$1.96	$2.64	$3.47
Diluted earnings per share	$1.15	$1.94	$2.62	$3.44
(1) Excludes anti-dilutive restricted and performance share units of:	160	648	131	753

NOTE 8:	Stock-Based Compensation

We have a principal share-based compensation plan (the “Long-Term Incentive Compensation Plan”). The compensation cost charged against income for the plan was $11.9 million and $7.8 million for the three months ended June 30, 2019 and 2018, respectively, and $20.8 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.6 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

A summary of restricted stock and restricted stock unit activity during the six months ended June 30, 2019 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2019 (non-vested)	1,196,914	$46.81
Granted	40,056	53.27
Vesting (transfer/conversion to common stock)	(10,723)	49.58
Forfeited	(21,119)	45.76
Outstanding at June 30, 2019 (non-vested)	1,205,128	47.02	$55,773

For the six months ended June 30, 2019, restricted stock and restricted stock units vested having a grant date fair value of $0.5 million. As of June 30, 2019, there was $20.7 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of performance share unit activity during the six months ended June 30, 2019 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2019 (non-vested)	662,431
Granted	6,086
Forfeited	(4,516)
Outstanding at June 30, 2019 (non-vested)	664,001

As of June 30, 2019, there was $10.7 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $47.24 per unit. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 9:	Inventories

Inventories consist of the following components:

	June 30, 2019	December 31, 2018
	(In thousands)
Crude oil	$526,419	$503,705
Other raw materials and unfinished products(1)	341,708	360,124
Finished products(2)	747,151	662,713
Lower of cost or market reserve	(175,593)	(360,138)
Process chemicals(3)	35,852	31,413
Repair and maintenance supplies and other (4)	161,044	156,562
Total inventory	$1,636,581	$1,354,379

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $175.6 million and $360.1 million at June 30, 2019 and December 31, 2018, respectively. The December 31, 2018 market reserve of $360.1 million was reversed due to the sale of inventory quantities that gave rise to the 2018 reserve. A new market reserve of $175.6 million was established as of June 30, 2019 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of products sold totaling $47.8 million for the three months ended June 30, 2019 and a decrease of $106.9 million for the three months ended June 30, 2018 and a decrease to cost of products sold totaling $184.5 million and $210.8 million for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

Various subsidiaries of HollyFrontier have intervened in three lawsuits brought by renewable fuel interest groups against the EPA in federal appellate courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We believe the EPA correctly applied applicable law to the matters at issue and will vigorously defend the EPA’s position on small refinery exemptions. It is too early to assess whether the cases are expected to have any impact on us.

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

We incurred expense of $2.3 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $110.4 million and $110.2 million at June 30, 2019 and December 31, 2018, respectively, of which $92.8 million and $93.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 11:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2019, HEP received advances totaling $175.0 million and repaid $156.5 million under the HEP Credit Agreement. At June 30, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $941.5 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. At maturity, we must repurchase the precious metals catalyst at its then fair market value. These financing arrangements are recorded at a Level 2 fair value totaling $34.8 million at June 30, 2019 and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

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

The carrying amounts of long-term debt are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(6,878)	(7,360)
	993,122	992,640

HEP Credit Agreement	941,500	923,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(3,790)	(4,100)
	496,210	495,900

Total HEP long-term debt	1,437,710	1,418,900

Total long-term debt	$2,430,832	$2,411,540

The fair values of the senior notes are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)

HollyFrontier senior notes	$1,095,910	$1,019,160

HEP senior notes	$517,375	$488,310

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.5 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of derivatives designated as hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2019	2018		2019	2018
	(In thousands)
Commodity contracts	$(6,014)	$1,521	Sales and other revenues	$—	$(5,317)
			Cost of products sold	5,674	—
			Operating expenses	(353)	(281)
Total	$(6,014)	$1,521		$5,321	$(5,598)

	Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2019	2018		2019	2018
	(In thousands)
Commodity contracts	$7,934	$(3,995)	Sales and other revenues	$(1,799)	$(3,671)
			Cost of products sold	9,295	—
			Operating expenses	(533)	(736)
Total	$7,934	$(3,995)		$6,963	$(4,407)

Economic Hedges
We have commodity contracts including contracts to lock in basis spread differentials on forecasted purchases of crude oil, forward purchase and sell contracts and NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 11 could require repayment under certain conditions based on the futures price of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(In thousands)
Commodity contracts	Cost of products sold	$338	$(7,461)	$(7,079)	$(12,328)
	Interest expense	741	—	(1,275)	—
Foreign currency contracts	Gain (loss) on foreign currency transactions	(7,090)	9,359	(14,696)	25,556
	Total	$(6,011)	$1,898	$(23,050)	$13,228

As of June 30, 2019, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	4,500,000	900,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	7,150,000	2,392,000	4,758,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	924,000	924,000	—	—	Barrels
Crude oil price swaps (basis spread) - long	1,464,000	—	1,464,000	—	Barrels
Forward gasoline and diesel contracts - long	400,000	400,000	—	—	Barrels
Foreign currency forward contracts	435,734,135	223,084,671	212,649,464	—	U.S. dollar
Forward commodity contracts (platinum)	41,147	41,147	—	—	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$20,460	$(2,665)	$17,795	$—	$—	$—
	$20,460	$(2,665)	$17,795	$—	$—	$—

Derivatives not designated as cash flow hedging instruments:
Foreign currency forward contracts	$—	$—	$—	$1,553	$—	$1,553
NYMEX futures contracts	—	—	—	2,645	—	2,645
Commodity price swap contracts	2,617	—	2,617	—	—	—
Commodity forward contracts	456	—	456	—	—	—
	$3,073	$—	$3,073	$4,198	$—	$4,198

Total net balance			$20,868			$4,198

Balance sheet classification:	Prepayment and other		$17,615	Accrued liabilities		$4,198
	Intangibles and other		3,253	Other long-term liabilities		—
			$20,868			$4,198

December 31, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$11,790	$(973)	$10,817	$1,755	$(799)	$956
	$11,790	$(973)	$10,817	$1,755	$(799)	$956

Derivatives not designated as cash flow hedging instruments:
Foreign currency forward contracts	$25,956	$—	$25,956	$—	$—	$—
NYMEX futures contracts	2,473	—	2,473	—	—	—
Commodity forward contracts	1,034	—	1,034	1,137	—	1,137
	$29,463	$—	$29,463	$1,137	$—	$1,137

Total net balance			$40,280			$2,093

Balance sheet classification:	Prepayment and other		$37,982	Accrued liabilities		$1,137
	Intangibles and other		2,298	Other long-term liabilities		956
			$40,280			$2,093

At June 30, 2019, we had a pre-tax net unrealized gain of $17.8 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized gain of $15.7 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 13:	Equity

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2019, we had remaining authorization to repurchase up to $508.9 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the six months ended June 30, 2019 and 2018, we withheld 2,484 and 12,469, respectively, shares of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

NOTE 14:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2019
Net change in foreign currency translation adjustment	$9,160	$1,950	$7,210
Net unrealized loss on hedging instruments	(6,014)	(1,534)	(4,480)
Net change in pension and other post-retirement benefit obligations	74	—	74
Other comprehensive income attributable to HollyFrontier stockholders	$3,220	$416	$2,804

Three Months Ended June 30, 2018
Net change in foreign currency translation adjustment	$(11,503)	$(2,422)	$(9,081)
Net unrealized gain on hedging instruments	1,521	388	1,133
Other comprehensive loss attributable to HollyFrontier stockholders	$(9,982)	$(2,034)	$(7,948)

Six Months Ended June 30, 2019
Net change in foreign currency translation adjustment	$13,523	$2,855	$10,668
Net unrealized gain on hedging instruments	7,934	2,023	5,911
Other comprehensive income attributable to HollyFrontier stockholders	$21,457	$4,878	$16,579

Six Months Ended June 30, 2018
Net change in foreign currency translation adjustment	$(23,443)	$(4,886)	$(18,557)
Net unrealized loss on hedging instruments	(3,995)	(1,024)	(2,971)
Other comprehensive loss attributable to HollyFrontier stockholders	$(27,438)	$(5,910)	$(21,528)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended June 30,
	2019	2018

Hedging instruments:
Commodity price swaps	$—	$(5,317)	Sales and other revenues
	5,674	—	Cost of products sold
	(353)	(281)	Operating expenses
	5,321	(5,598)
	1,357	(1,427)	Income tax expense (benefit)
Total reclassifications for the period	$3,964	$(4,171)	Net of tax

	Six Months Ended June 30,
	2019	2018

Hedging instruments:
Commodity price swaps	$(1,799)	$(3,671)	Sales and other revenues
	9,295	—	Cost of products sold
	(533)	(736)	Operating expenses
	6,963	(4,407)
	1,776	(1,124)	Income tax expense (benefit)
Total reclassifications for the period	$5,187	$(3,283)	Net of tax

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2019	December 31, 2018
	(In thousands)
Foreign currency translation adjustment	$(2,008)	$(12,676)
Unrealized loss on pension obligation	(1,404)	(1,404)
Unrealized gain on post-retirement benefit obligations	20,358	20,358
Unrealized gain on hedging instruments	13,256	7,345
Accumulated other comprehensive income	$30,202	$13,623

NOTE 15:	Post-retirement Plans

Our net periodic pension expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost - benefit earned during the period	$1,198	$1,106	$2,397	$2,235
Interest cost on projected benefit obligations	440	563	877	1,138
Expected return on plan assets	(811)	(867)	(1,621)	(1,752)
Amortization of loss	830	—	1,660	—
Net periodic pension expense	$1,657	$802	$3,313	$1,621

The expected long-term annual rates of return on plan assets are 5.00% and 2.2% for the PCLI and Sonneborn plans, respectively. These rates were used in measuring 2019 net periodic benefit costs.

The net periodic benefit credit of our post-retirement healthcare and other benefits plans consisted of the following components

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost – benefit earned during the period	$386	$412	$771	$826
Interest cost on projected benefit obligations	266	234	531	471
Amortization of prior service credit	(870)	(870)	(1,741)	(1,741)
Amortization of gain	(22)	—	(44)	—
Net periodic post-retirement credit	$(240)	$(224)	$(483)	$(444)

The components, other than service cost, of our net periodic pension expense and net periodic post-retirement credit are recorded in Other, net in our consolidated statements of income.

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

We have a crude oil supply contract that requires the supplier to deliver a specified volume of crude oil or pay a shortfall fee for the difference in the actual barrels delivered to us less the specified barrels per the supply contract. For the contract year ended August 31, 2017, the actual number of barrels delivered to us was substantially less than the specified barrels, and we recorded a reduction to cost of products sold and accumulated a shortfall fee receivable of $26.0 million during this period. In September 2017, the supplier notified us they are disputing the shortfall fee owed and in October 2017 notified us of their demand for arbitration. We offset the receivable with payments of invoices for deliveries of crude oil received subsequent to August 31, 2017, which is permitted under the supply contract. For the second contract year ended August 31, 2018, the actual number of barrels delivered to us was less than the specified barrels, and we recorded a reduction to cost of products sold and accumulated a shortfall fee receivable of $8.0 million during this period. We offset the receivable with payments of invoices for deliveries of crude oil received subsequent to August 31, 2018, which is permitted under the supply contract. The shortfall fees owed for the second contract year are now also part of the arbitration proceedings. In February 2019, the arbitration panel ruled in our favor on our motion for summary judgment. In May 2019, we and the supplier reached a settlement agreement, and this matter is now closed.

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

We filed a business interruption claim with our insurance carriers related to a fire at our Woods Cross Refinery that occurred in the first quarter 2018. As of June 30, 2019, we have collected interim payments totaling $56.0 million, but have not reached a final agreement regarding the amounts owed to us pursuant to our business interruption coverage. We have accounted for this claim as a gain contingency and accordingly, we have deferred revenue recognition for the interim payments received until such time that uncertainties regarding the amounts owed to us have been resolved.

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

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2019
Sales and other revenues:
Revenues from external customers	$4,208,776	$545,346	$28,382	$111	$4,782,615
Intersegment revenues	88,484	—	102,369	(190,853)	—
	$4,297,260	$545,346	$130,751	$(190,742)	$4,782,615
Cost of products sold (exclusive of lower of cost or market inventory)	$3,458,832	$415,353	$—	$(169,301)	$3,704,884
Lower of cost or market inventory valuation adjustment	$47,801	$—	$—	$—	$47,801
Operating expenses	$252,715	$59,122	$40,608	$(19,193)	$333,252
Selling, general and administrative expenses	$29,638	$42,087	$1,988	$11,604	$85,317
Depreciation and amortization	$76,225	$23,020	$24,241	$3,422	$126,908
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$432,049	$(146,948)	$63,914	$(17,274)	$331,741
Earnings of equity method investments	$—	$—	$1,783	$—	$1,783
Capital expenditures	$33,899	$9,331	$7,034	$6,470	$56,734

Three Months Ended June 30, 2018
Sales and other revenues:
Revenues from external customers	$3,987,115	$459,405	$24,746	$(30)	$4,471,236
Intersegment revenues	91,866	8,284	94,014	(194,164)	—
	$4,078,981	$467,689	$118,760	$(194,194)	$4,471,236
Cost of products sold (exclusive of lower of cost or market inventory) (1)	$3,394,853	$373,141	$—	$(172,078)	$3,595,916
Lower of cost or market inventory valuation adjustment	$(106,926)	$—	$—	$—	$(106,926)
Operating expenses (1)	$262,558	$19,905	$34,533	$(20,781)	$296,215
Selling, general and administrative expenses	$26,201	$35,257	$2,673	$4,544	$68,675
Depreciation and amortization	$72,989	$10,020	$24,609	$2,761	$110,379
Income (loss) from operations	$429,306	$29,366	$56,945	$(8,640)	$506,977
Earnings of equity method investments	$—	$—	$1,734	$—	$1,734
Capital expenditures	$42,188	$16,842	$18,957	$1,950	$79,937

(1) During the three months ended June 30, 2018, we recognized an adjustment in our Lubricants and Specialty Products segment to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2019
Sales and other revenues:
Revenues from external customers	$7,581,442	$1,038,680	$59,520	$220	$8,679,862
Intersegment revenues	163,228	—	205,728	(368,956)	—
	$7,744,670	$1,038,680	$265,248	$(368,736)	$8,679,862
Cost of products sold (exclusive of lower of cost or market inventory)	$6,421,372	$804,370	$—	$(321,653)	$6,904,089
Lower of cost or market inventory valuation adjustment	$(184,545)	$—	$—	$—	$(184,545)
Operating expenses	$517,212	$112,681	$78,121	$(43,170)	$664,844
Selling, general and administrative expenses	$56,615	$81,806	$4,608	$30,322	$173,351
Depreciation and amortization	$150,640	$43,191	$48,071	$6,427	$248,329
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$783,376	$(156,080)	$134,448	$(40,662)	$721,082
Earnings of equity method investments	$—	$—	$3,883	$—	$3,883
Capital expenditures	$75,662	$17,190	$17,752	$9,865	$120,469

Six Months Ended June 30, 2018
Sales and other revenues:
Revenues from external customers	$7,645,262	$902,271	$52,203	$(73)	$8,599,663
Intersegment revenues	182,904	10,258	195,441	(388,603)	—
	$7,828,166	$912,529	$247,644	$(388,676)	$8,599,663
Cost of products sold (exclusive of lower of cost or market inventory)	$6,606,557	$680,672	$—	$(344,188)	$6,943,041
Lower of cost or market inventory valuation adjustment	$(210,764)	$—	$—	$—	$(210,764)
Operating expenses	$502,405	$84,813	$70,736	$(41,451)	$616,503
Selling, general and administrative expenses	$52,572	$65,911	$5,795	$9,061	$133,339
Depreciation and amortization	$140,164	$18,884	$49,750	$5,922	$214,720
Income (loss) from operations	$737,232	$62,249	$121,363	$(18,020)	$902,824
Earnings of equity method investments	$—	$—	$3,013	$—	$3,013
Capital expenditures	$84,962	$25,380	$31,570	$7,565	$149,477

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
June 30, 2019
Cash and cash equivalents	$7,213	$170,593	$6,941	$729,897	$914,644
Total assets	$7,075,770	$2,247,858	$2,188,139	$592,724	$12,104,491
Long-term debt	$—	$—	$1,437,710	$993,122	$2,430,832

December 31, 2018
Cash and cash equivalents	$7,236	$80,931	$3,045	$1,063,540	$1,154,752
Total assets	$6,465,155	$1,506,209	$2,142,027	$881,210	$10,994,601
Long-term debt	$—	$—	$1,418,900	$992,640	$2,411,540

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn US Holdings Inc. and 100% of the membership rights in Sonneborn Coöperatief U.A. (collectively, “Sonneborn”). The acquisition closed on February 1, 2019. Cash consideration paid was $662.7 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

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

For the three months ended June 30, 2019, net income attributable to HollyFrontier stockholders was $196.9 million compared to $345.5 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net income attributable to HollyFrontier stockholders was $450.0 million compared to $613.6 million for the six months ended June 30, 2018. Overall gross refining margins per produced barrel sold for the three months ended June 30, 2019 increased 19% over the same period of 2018 due to higher 2019 crude differentials. Included in our financial results for the second quarter was a goodwill impairment charge of $152.7 million related to our Lubricants and Specialty Products segment and an inventory reserve adjustment that decreased pre-tax earnings by $47.8 million.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS significantly increases our cost of products sold, with RINs costs totaling $31.0 million for the three months ended June 30, 2019.

OUTLOOK

For the third quarter of 2019, despite tightening crude differentials, we expect crack spreads to experience typical seasonal strength based on continued demand growth for gasoline and diesel. Operationally, we have no major planned downtime until September, and we expect to run between 440,000 to 450,000 barrels per day of crude oil.

Table of Content

In our Lubricants and Specialty Products segment, we expect the Rack Forward business to perform well based on the seasonal uptick in demand for finished products. We expect this to be offset somewhat by further cyclical weakness and oversupply in the base oil markets which will depress Rack Back earnings in the third quarter.

At HEP, we anticipate seasonal weakness in the third quarter and an annual distribution growth rate of 2% and coverage to average 1.0x for the full year of 2019.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2019 and 2018 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2018
	2019	2018	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,782,615	$4,471,236	$311,379	7%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,704,884	3,595,916	108,968	3
Lower of cost or market inventory valuation adjustment	47,801	(106,926)	154,727	(145)
	3,752,685	3,488,990	263,695	8
Operating expenses (exclusive of depreciation and amortization)	333,252	296,215	37,037	13
Selling, general and administrative expenses (exclusive of depreciation and amortization)	85,317	68,675	16,642	24
Depreciation and amortization	126,908	110,379	16,529	15
Goodwill impairment	152,712	—	152,712	—
Total operating costs and expenses	4,450,874	3,964,259	486,615	12
Income from operations	331,741	506,977	(175,236)	(35)
Other income (expense):
Earnings of equity method investments	1,783	1,734	49	3
Interest income	4,588	2,934	1,654	56
Interest expense	(34,264)	(32,324)	(1,940)	6
Gain (loss) on foreign currency transactions	2,213	(325)	2,538	(781)
Other, net	92	1,364	(1,272)	(93)
	(25,588)	(26,617)	1,029	(4)
Income before income taxes	306,153	480,360	(174,207)	(36)
Income tax expense	89,336	117,447	(28,111)	(24)
Net income	216,817	362,913	(146,096)	(40)
Less net income attributable to noncontrolling interest	19,902	17,406	2,496	14
Net income attributable to HollyFrontier stockholders	$196,915	$345,507	$(148,592)	(43)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.16	$1.96	$(0.80)	(41)%
Diluted	$1.15	$1.94	$(0.79)	(41)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	169,356	175,899	(6,543)	(4)%
Diluted	170,547	177,586	(7,039)	(4)%

Table of Content

	Six Months Ended June 30,		Change from 2018
	2019	2018	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$8,679,862	$8,599,663	$80,199	1%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,904,089	6,943,041	(38,952)	(1)
Lower of cost or market inventory valuation adjustment	(184,545)	(210,764)	26,219	(12)
	6,719,544	6,732,277	(12,733)	—
Operating expenses (exclusive of depreciation and amortization)	664,844	616,503	48,341	8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	173,351	133,339	40,012	30
Depreciation and amortization	248,329	214,720	33,609	16
Goodwill impairment	152,712	—	152,712	—
Total operating costs and expenses	7,958,780	7,696,839	261,941	3
Income from operations	721,082	902,824	(181,742)	(20)
Other income (expense):
Earnings of equity method investments	3,883	3,013	870	29
Interest income	10,963	5,524	5,439	98
Interest expense	(70,911)	(65,047)	(5,864)	9
Gain on foreign currency transactions	4,478	5,235	(757)	(14)
Other, net	649	2,710	(2,061)	(76)
	(50,938)	(48,565)	(2,373)	5
Income before income taxes	670,144	854,259	(184,115)	(22)
Income tax expense	176,841	202,484	(25,643)	(13)
Net income	493,303	651,775	(158,472)	(24)
Less net income attributable to noncontrolling interest	43,333	38,177	5,156	14
Net income attributable to HollyFrontier stockholders	$449,970	$613,598	$(163,628)	(27)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$2.64	$3.47	$(0.83)	(24)%
Diluted	$2.62	$3.44	$(0.82)	(24)%
Cash dividends declared per common share	$0.66	$0.66	$—	—%
Average number of common shares outstanding:
Basic	170,100	176,256	(6,156)	(3)%
Diluted	171,264	177,820	(6,556)	(4)%

Balance Sheet Data

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$914,644	$1,154,752
Working capital	$1,802,370	$2,128,224
Total assets	$12,104,491	$10,994,601
Long-term debt	$2,430,832	$2,411,540
Total equity	$6,530,999	$6,459,059

Table of Content

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$752,734	$394,361	$969,550	$728,145
Net cash used for investing activities	$(55,584)	$(79,997)	$(782,309)	$(146,078)
Net cash used for financing activities	$(279,736)	$(114,004)	$(429,864)	$(229,715)
Capital expenditures	$56,734	$79,938	$120,469	$149,477
EBITDA (1)	$442,835	$602,723	$935,088	$1,090,325

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	264,290	289,820	238,890	258,930
Refinery throughput (BPD) (2)	278,710	300,030	254,520	273,200
Sales of produced refined products (BPD) (3)	273,010	270,710	245,450	261,950
Refinery utilization (4)	101.7%	111.5%	91.9%	99.6%

Average per produced barrel (5)
Refinery gross margin	$17.17	$11.90	$14.51	$11.30
Refinery operating expenses (6)	5.02	4.89	5.74	5.02
Net operating margin	$12.15	$7.01	$8.77	$6.28

Refinery operating expenses per throughput barrel (7)	$4.92	$4.41	$5.54	$4.82

Feedstocks:
Sweet crude oil	57%	58%	54%	51%
Sour crude oil	22%	23%	23%	26%
Heavy sour crude oil	16%	16%	17%	18%
Other feedstocks and blends	5%	3%	6%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales of produced refined products:
Gasolines	51%	49%	52%	51%
Diesel fuels	34%	35%	31%	33%
Jet fuels	6%	6%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	3%	3%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	109,080	111,900	107,560	109,020
Refinery throughput (BPD) (2)	119,480	120,340	117,860	118,510
Sales of produced refined products (BPD) (3)	122,090	118,240	122,730	120,240
Refinery utilization (4)	109.1%	111.9%	107.6%	109.0%

Average per produced barrel (5)
Refinery gross margin	$23.45	$21.04	$19.70	$15.38
Refinery operating expenses (6)	4.53	5.34	4.73	4.68
Net operating margin	$18.92	$15.70	$14.97	$10.70

Refinery operating expenses per throughput barrel (7)	$4.63	$5.25	$4.93	$4.75

Feedstocks:
Sweet crude oil	24%	34%	20%	32%
Sour crude oil	67%	59%	71%	60%
Other feedstocks and blends	9%	7%	9%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	48%	47%	51%	51%
Diesel fuels	40%	41%	38%	39%
Fuel oil	4%	3%	3%	2%
Asphalt	6%	5%	5%	4%
LPG and other	2%	4%	3%	4%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	79,660	61,760	80,440	71,560
Refinery throughput (BPD) (2)	86,700	69,830	87,080	79,570
Sales of produced refined products (BPD) (3)	74,000	64,870	78,000	77,460
Refinery utilization (4)	82.1%	63.7%	82.9%	73.8%

Average per produced barrel (6)
Refinery gross margin (8)	$22.48	$27.89	$17.07	$25.05
Refinery operating expenses (9)	11.53	14.34	11.11	11.58
Net operating margin (8)	$10.95	$13.55	$5.96	$13.47

Refinery operating expenses per throughput barrel (10)	$9.84	$13.33	$9.95	$11.28

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Feedstocks:
Sweet crude oil	34%	18%	35%	26%
Heavy sour crude oil	35%	51%	35%	43%
Black wax crude oil	23%	20%	22%	21%
Other feedstocks and blends	8%	11%	8%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	57%	52%	57%
Diesel fuels	37%	32%	35%	33%
Fuel oil	4%	3%	4%	2%
Asphalt	6%	5%	6%	4%
LPG and other	3%	3%	3%	4%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	453,030	463,480	426,890	439,510
Refinery throughput (BPD) (2)	484,890	490,200	459,460	471,280
Sales of produced refined products (BPD) (3)	469,100	453,830	446,190	459,640
Refinery utilization (4)	99.1%	101.4%	93.4%	96.2%

Average per produced barrel (5)
Refinery gross margin	$19.64	$16.57	$16.39	$14.68
Refinery operating expenses (6)	5.92	6.36	6.40	6.04
Net operating margin	$13.72	$10.21	$9.99	$8.64

Refinery operating expenses per throughput barrel (7)	$5.73	$5.89	$6.22	$5.89

Feedstocks:
Sweet crude oil	44%	46%	42%	42%
Sour crude oil	29%	29%	31%	30%
Heavy sour crude oil	16%	17%	16%	18%
Black wax crude oil	4%	3%	4%	3%
Other feedstocks and blends	7%	5%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	50%	52%	52%
Diesel fuels	36%	36%	34%	35%
Jet fuels	4%	4%	4%	3%
Fuel oil	2%	1%	2%	2%
Asphalt	4%	4%	4%	3%
Base oils	2%	2%	2%	2%
LPG and other	2%	3%	2%	3%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

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

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lubricants and Specialty Products
Throughput (BPD)	16,990	18,610	18,390	20,100
Sales of produced refined products (BPD)	34,660	31,000	34,050	31,400

Sales of produced refined products:
Finished products	52%	48%	50%	48%
Base oils	32%	32%	29%	32%
Other	16%	20%	21%	20%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended June 30, 2019
Sales and other revenues	$133,225	$507,183	$(95,062)	$545,346
Cost of products sold	$131,725	$378,690	$(95,062)	$415,353
Operating expenses	$30,585	$28,537	$—	$59,122
Selling, general and administrative expenses	$6,366	$35,721	$—	$42,087
Depreciation and amortization	$11,075	$11,945	$—	$23,020
Goodwill impairment (4)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(199,238)	$52,290	$—	$(146,948)

Three months ended June 30, 2018
Sales and other revenues	$175,642	$425,461	$(133,414)	$467,689
Cost of products sold	$153,040	$353,515	$(133,414)	$373,141
Operating expenses (5)	$27,210	$(7,305)	$—	$19,905
Selling, general and administrative expenses	$7,888	$27,369	$—	$35,257
Depreciation and amortization	$6,013	$4,007	$—	$10,020
Income (loss) from operations	$(18,509)	$47,875	$—	$29,366

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Six months ended June 30, 2019
Sales and other revenues	$289,680	$951,525	$(202,525)	$1,038,680
Cost of products sold	$277,543	$729,352	$(202,525)	$804,370
Operating expenses	$60,145	$52,536	$—	$112,681
Selling, general and administrative expenses	$19,845	$61,961	$—	$81,806
Depreciation and amortization	$21,601	$21,590	$—	$43,191
Goodwill impairment (4)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(242,166)	$86,086	$—	$(156,080)

Six months ended June 30, 2018
Sales and other revenues	$349,074	$824,500	$(261,045)	$912,529
Cost of products sold	$305,094	$636,623	$(261,045)	$680,672
Operating expenses	$55,981	$28,832	$—	$84,813
Selling, general and administrative expenses	$14,707	$51,204	$—	$65,911
Depreciation and amortization	$11,641	$7,243	$—	$18,884
Income (loss) from operations	$(38,349)	$100,598	$—	$62,249

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
(4) During the three months ended June 30, 2019, a goodwill impairment charge of $152.7 million was recorded in the PCLI reporting unit within the Lubricants and Specialty Products segment. We have separately allocated this charge for purposes of management’s discussion and analysis presentation of Rack Back and Rack Forward results entirely to Rack Back.
(5) During the three months ended June 30, 2018, we recognized an adjustment in our Rack Forward activities to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2019 was $196.9 million ($1.16 per basic and $1.15 per diluted share), a $148.6 million decrease compared to net income of $345.5 million ($1.96 per basic and $1.94 per diluted share) for the three months ended June 30, 2018. Net income decreased due principally to a goodwill impairment charge of $152.7 million, offset by an increase in gross refining margins and higher refining segment sales volumes. For the three months ended June 30, 2019, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $47.8 million compared to an increase of $106.9 million for the three months ended June 30, 2018. Refinery gross margins for the three months ended June 30, 2019 increased to $19.64 per barrel sold from $16.57 for the three months ended June 30, 2018.

Sales and Other Revenues
Sales and other revenues increased 7% from $4,471.2 million for the three months ended June 30, 2018 to $4,782.6 million for the three months ended June 30, 2019 due to higher refined product sales volumes and a year-over-year increase in second quarter sales prices. Sales and other revenues for the three months ended June 30, 2019 and 2018 included $28.4 million and $24.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $545.3 million and $459.4 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended June 30, 2019 and 2018, respectively. Sonneborn contributed $101.0 million in sales and other revenues for the three months ended June 30, 2019.

Table of Content

Cost of Products Sold
Total cost of products sold increased 8% from $3,489.0 million for the three months ended June 30, 2018 to $3,752.7 million for the three months ended June 30, 2019, due principally to higher refined product sales volumes, partially offset by higher crude oil costs. Additionally during the second quarter of 2019, we recognized a lower of cost or market inventory valuation charge of $47.8 million compared a benefit of $106.9 million for the same period of 2018, resulting in a new $175.6 million inventory reserve at June 30, 2019. The reserve at June 30, 2019 is based on market conditions and prices at that time. Current period cost of products sold includes $64.9 million in costs attributable to our Sonneborn operations. During the second quarter of 2018, we recorded a $25.3 million RINs cost reduction as a result of our Woods Cross refinery small refinery exemption.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 19% from $16.57 for the three months ended June 30, 2018 to $19.64 for the three months ended June 30, 2019. This was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 13% from $296.2 million for the three months ended June 30, 2018 to $333.3 million for the three months ended June 30, 2019 due principally to higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery. During the three months ended June 30, 2018, we recognized an adjustment to correct an expense misclassification related to the three months ended March 31, 2018, whereby $24 million of inventory transportation costs were classified as operating expenses, which should have been included in cost of products sold. Also, prior year period operating expenses included higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018. Current period operating expenses include $13.8 million in costs attributable to our Sonneborn operations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 24% from $68.7 million for the three months ended June 30, 2018 to $85.3 million for the three months ended June 30, 2019 due principally to higher legal and professional fees and salary costs. Current period selling, general and administrative expenses include $8.0 million in costs attributable to our Sonneborn operations. Additionally, direct acquisition and integration costs of our recently acquired Sonneborn operations were $3.6 million for the three months ended June 30, 2019.

Depreciation and Amortization Expenses
Depreciation and amortization increased 15% from $110.4 million for the three months ended June 30, 2018 to $126.9 million for the three months ended June 30, 2019. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Current period depreciation and amortization expenses include $9.0 million in costs attributable to our Sonneborn operations.

Goodwill Impairment
During the three months ended June 30, 2019, we recorded goodwill impairment charges of $152.7 million that relate to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the PCLI impairment.

Interest Income
Interest income for the three months ended June 30, 2019 was $4.6 million compared to $2.9 million for the three months ended June 30, 2018. This increase was due to higher interest rates during the current year quarter.

Interest Expense
Interest expense was $34.3 million for the three months ended June 30, 2019 compared to $32.3 million for the three months ended June 30, 2018. This increase was due to interest attributable to higher HEP debt levels and market interest rate increases during the current year quarter relative to the same period of 2018. For the three months ended June 30, 2019 and 2018, interest expense included $19.2 million and $17.6 million, respectively, in interest costs attributable to HEP operations.

Table of Content

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $2.2 million gain and a $0.3 million loss for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, gain (loss) on foreign currency translation included a loss of $7.1 million and a gain of $9.4 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended June 30, 2019, we recorded income tax expense of $89.3 million compared to $117.4 million for the three months ended June 30, 2018. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 29.2% and 24.4% for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2019 was $450.0 million ($2.64 per basic and $2.62 per diluted share), a $163.6 million decrease compared to net income attributable to HollyFrontier stockholders of $613.6 million ($3.47 per basic and $3.44 per diluted share) for the six months ended June 30, 2018. Net income decreased due principally to a goodwill impairment charge of $152.7 million and lower refining segment sales volumes, offset by an increase in gross refining margins. For the six months ended June 30, 2019, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $184.5 million compared to $210.8 million for the six months ended June 30, 2018. Refinery gross margins for the six months ended June 30, 2019 increased to $16.39 per produced barrel from $14.68 for the six months ended June 30, 2018. During the six months ended June 30, 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold.

Sales and Other Revenues
Sales and other revenues increased 1% from $8,599.7 million for the six months ended June 30, 2018 to $8,679.9 million for the six months ended June 30, 2019 due to a year-over-year increase in sales prices, partially offset by lower refined product volumes. Sales and other revenues for the six months ended June 30, 2019 and 2018 include $59.5 million and $52.2 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,038.7 million and $902.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the six months ended June 30, 2019 and 2018, respectively. Sonneborn contributed $165.4 million in sales and other revenues for the six months ended June 30, 2019.

Cost of Products Sold
Total cost of products sold decreased slightly from $6,732.3 million for the six months ended June 30, 2018 to $6,719.5 million for the six months ended June 30, 2019, due principally to lower refined product sales volumes. Additionally, during the six months ended June 30, 2019, we recognized a $184.5 million lower of cost or market inventory valuation benefit compared to $210.8 million for the same period of last year, resulting in a new $175.6 million inventory reserve at June 30, 2019. The reserve at June 30, 2019 is based on market conditions and prices at that time. Cost of products sold includes $115.3 million in costs attributable to our Sonneborn operations for the six months ended June 30, 2019. During the six months ended June 30, 2018, we recorded a $97.0 million RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 12% from $14.68 for the six months ended June 30, 2018 to $16.39 for the six months ended June 30, 2019. This was due to the effects of an increase in the average per barrel sold sales price, partially offset by increased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 8% from $616.5 million for the six months ended June 30, 2018 to $664.8 million for the six months ended June 30, 2019 due principally to higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery. Prior year period operating expenses included higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018. Current year operating expenses include $23.5 million in costs attributable to our Sonneborn operations.

Table of Content

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 30% from $133.3 million for the six months ended June 30, 2018 to $173.4 million for the six months ended June 30, 2019 due principally to higher legal and professional fees and salary costs. Current year selling, general and administrative expenses include $13.1 million in costs attributable to our Sonneborn operations. Additionally, direct acquisition and integration costs of our recently acquired Sonneborn operations were $16.2 million for the six months ended June 30, 2019. We incurred $3.6 million in integration costs of our PCLI business during the six months ended June 30, 2018.

Depreciation and Amortization Expenses
Depreciation and amortization increased 16% from $214.7 million for the six months ended June 30, 2018 to $248.3 million for the six months ended June 30, 2019. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Current year depreciation and amortization expenses include $15.3 million in costs attributable to our Sonneborn operations.

Goodwill Impairment
During the six months ended June 30, 2019, we recorded goodwill impairment charges of $152.7 million that relate to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the PCLI impairment.

Interest Income
Interest income for the six months ended June 30, 2019 was $11.0 million compared to $5.5 million for the six months ended June 30, 2018. This increase was due to higher interest rates and higher cash balances during the current year-to-date period.

Interest Expense
Interest expense was $70.9 million for the six months ended June 30, 2019 compared to $65.0 million for the six months ended June 30, 2018. This increase was due to interest attributable to higher HEP debt levels and market interest rate increases during the current year relative to the same period of 2018. For the six months ended June 30, 2019 and 2018, interest expense included $38.3 million and $35.2 million, respectively, in interest costs attributable to HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $4.5 million gain for the six months ended June 30, 2019, and a $5.2 million gain for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, gain on foreign currency translation included a loss of $14.7 million and a gain of $25.6 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the six months ended June 30, 2019, we recorded income tax expense of $176.8 million compared to $202.5 million for the six months ended June 30, 2018. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 26.4% and 23.7% for the six months ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.4 million under the HollyFrontier Credit Agreement.

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

Table of Content

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2019, HEP received advances totaling $175.0 million and repaid $156.5 million under the HEP Credit Agreement. At June 30, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $941.5 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2019, HEP did not issue any common units under this program. As of June 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

As of June 30, 2019, our cash and cash equivalents totaled $914.6 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2019, we had remaining authorization to repurchase up to $508.9 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $240.1 million for the six months ended June 30, 2019. Net cash used for investing and financing activities of $782.3 million, and $429.9 million, respectively, exceeded net cash provided by operating activities of $969.6 million.

Cash Flows – Operating Activities

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net cash flows provided by operating activities were $969.6 million for the six months ended June 30, 2019 compared to $728.1 million for the six months ended June 30, 2018, an increase of $241.4 million. Net income for the six months ended June 30, 2019 was $493.3 million, a decrease of $158.5 million compared to $651.8 million for the six months ended June 30, 2018. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain / loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $327.8 million for the six months ended June 30, 2019 compared to $60.1 million for the same period in 2018. Adjusted for non-cash items, changes in working capital increased operating cash flows by $246.9 million and $88.0 million, for the six months ended June 30, 2019 and 2018, respectively. Additionally, for the six months ended June 30, 2019, turnaround expenditures increased to $110.3 million from $76.4 million from the same period of 2018.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net cash flows used for investing activities were $782.3 million for the six months ended June 30, 2019 compared to $146.1 million for the six months ended June 30, 2018, an increase of $636.2 million. Current year investing activities reflect a net cash outflow of $662.7 million upon the acquisition of Sonneborn. Cash expenditures for properties, plants and equipment for the first six months of 2019 decreased to $120.5 million from $149.5 million for the same period in 2018. These include HEP capital expenditures of $17.8 million and $31.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

Table of Content

Cash Flows – Financing Activities

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net cash flows used for financing activities were $429.9 million for the six months ended June 30, 2019 compared to $229.7 million for the six months ended June 30, 2018, an increase of $200.1 million. During the six months ended June 30, 2019, we purchased $267.0 million of treasury stock and paid $113.5 million in dividends. Also during this period, HEP received $175.0 million and repaid $156.5 million under the HEP Credit Agreement and paid distributions of $66.7 million to noncontrolling interests. During the six months ended June 30, 2018, we purchased $53.7 million of treasury stock and paid $117.5 million in dividends. Also during this period, HEP received $305.5 million and repaid $417.5 million under the HEP Credit Agreement, received $114.8 million in proceeds from the issuance of its common units and paid distributions of $60.8 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the six months ended June 30, 2019.

HEP

During the six months ended June 30, 2019, HEP had net borrowings of $18.5 million resulting in $941.5 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2019. There were no other significant changes to HEP’s long-term contractual obligations during this period.

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

At June 30, 2019, our lower of cost or market inventory valuation reserve was $175.6 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Table of Content

Goodwill and Long-lived Assets: As of June 30, 2019, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $329.3 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

Goodwill impairment
During the second quarter of 2019, we performed interim goodwill impairment testing of the PCLI reporting unit included in our Lubricants and Specialty Products segment. We elected to perform this interim assessment due to the recent reorganization of our reporting unit structure within the Lubricants and Specialty Products segment, combined with the identification of events and circumstances which were indicators of potential goodwill impairment at PCLI, including recent declines in gross margins to lower than historic levels. These recent lower gross margins are in the base oil market which is largely attributed to the increase in global supply of base oils with a current outlook for continued near-term softness.

Our interim goodwill impairment testing was performed as of May 31, 2019. The estimated fair values of our goodwill reporting units within our Lubricants and Specialty Products segment were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on estimated future production volumes, selling prices, gross margins, operating costs and capital expenditures. Our market approach includes both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets.

As a result of our impairment testing, we determined that the carrying value of the PCLI reporting unit’s goodwill within our Lubricants and Specialty Products segment was fully impaired and a goodwill impairment charge of $152.7 million was recorded. Our testing did not identify any other impairments.

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

As of June 30, 2019, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	4,500,000	900,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	8,614,000	2,392,000	6,222,000	—	Barrels
NYMEX futures (WTI) - short	924,000	924,000	—	—	Barrels
Forward gasoline and diesel contracts - long	400,000	400,000	—	—	Barrels
Foreign currency forward contracts	435,734,135	223,084,671	212,649,464	—	U.S. dollar
Forward commodity contracts (platinum) (1)	41,147	41,147	—	—	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2019	2018
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$2,902	$8,650

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2019 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,095,910	$26,176
HEP Senior Notes	$500,000	$517,375	$11,869

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2019, outstanding borrowings under the HEP Credit Agreement were $941.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to HollyFrontier stockholders	$196,915	$345,507	$449,970	$613,598
Add income tax expense	89,336	117,447	176,841	202,484
Add interest expense	34,264	32,324	70,911	65,047
Subtract interest income	(4,588)	(2,934)	(10,963)	(5,524)
Add depreciation and amortization	126,908	110,379	248,329	214,720
EBITDA	$442,835	$602,723	$935,088	$1,090,325

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$13.72	$10.21	$9.99	$8.64
Add average refinery operating expenses per produced barrel sold	5.92	6.36	6.40	6.04
Refinery gross margin per produced barrel sold	19.64	16.57	16.39	14.68
Times produced barrels sold (BPD)	469,100	453,830	446,190	459,640
Times number of days in period	91	91	181	181
Refining segment gross margin	838,394	684,317	1,323,663	1,221,300
Add (subtract) rounding	34	(189)	(365)	309
Total refining segment gross margin	838,428	684,128	1,323,298	1,221,609
Add refining segment cost of products sold	3,458,832	3,394,853	6,421,372	6,606,557
Refining segment sales and other revenues	4,297,260	4,078,981	7,744,670	7,828,166
Add lubricants and specialty products segment sales and other revenues	545,346	467,689	1,038,680	912,529
Add HEP segment sales and other revenues	130,751	118,760	265,248	247,644
Subtract corporate, other and eliminations	(190,742)	(194,194)	(368,736)	(388,676)
Sales and other revenues	$4,782,615	$4,471,236	$8,679,862	$8,599,663

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.92	$6.36	$6.40	$6.04
Times produced barrels sold (BPD)	469,100	453,830	446,190	459,640
Times number of days in period	91	91	181	181
Refinery operating expenses	252,714	262,659	516,866	502,497
Add (subtract) rounding	1	(101)	346	(92)
Total refining segment operating expenses	252,715	262,558	517,212	502,405
Add lubricants and specialty products segment operating expenses	59,122	19,905	112,681	84,813
Add HEP segment operating expenses	40,608	34,533	78,121	70,736
Subtract corporate, other and eliminations	(19,193)	(20,781)	(43,170)	(41,451)
Operating expenses (exclusive of depreciation and amortization)	$333,252	$296,215	$664,844	$616,503

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve. While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel and information currently available to us, management believes that the resolution of these proceedings and investigations through settlement or adverse judgment will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

The environmental proceedings are reported to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.

Environmental Matters

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

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) is engaged in discussions with, and has responded to document requests from, the EPA and the U.S. Department of Justice (“DOJ”) regarding potential Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions include (a) three information requests for activities beginning in January 2009, (b) Risk Management Program compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017 and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018. HFEDR is currently in a dialogue with the EPA about a possible settlement of potential and alleged civil violations for the foregoing items. We are currently unable to estimate the final amount of civil penalties that might be included in any settlement. HFEDR will continue to work with the EPA and DOJ to resolve these civil matters. Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event.

The Occupational Safety and Health Administration (“OSHA”) has an ongoing investigation of the March 2019 event. HFEDR settled the OSHA claims related to an investigation of the September 2017 event. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. We are cooperating with this investigation.

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West refineries. On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations relate to Clean Air Act regulated fuel gas and flare operations. On July 1, 2019, ODEQ issued a demand letter for stipulated penalties under the East Refinery Consent Decree as proposed in the 2017 meeting. Payment of penalties is due within 60 days after receipt of the demand letter. A second demand letter from ODEQ is anticipated under the West Refinery Consent Decree. Additionally, on April 3, 2019, during a meeting between the parties, the EPA notified HFTR of potential monitoring violations of the Consent Decrees. HFTR is working with the ODEQ and the EPA to document a settlement agreement.

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) received a settlement demand from the Utah Department of Environmental Quality’s Division of Air Quality (“DAQ”) for alleged violations associated with operation of HFWCR’s diesel-fired emergency engines. HFWCR is engaged in discussions with the DAQ to resolve this matter.

Table of Content

Federal Trade Commission

On July 23, 2019, the Federal Trade Commission (“FTC”) issued a subpoena requesting we provide specified information relating to the Sonneborn acquisition that closed on February 1, 2019. We are in the process of responding to the FTC request. Based on the limited information that we have at this time, we are unable to predict the outcome of this request. On December 14, 2018, we received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act from the FTC and Department of Justice with respect to the Sonneborn acquisition. On January 17, 2019, we received early termination of the applicable waiting period under the German antitrust laws with respect to the Sonneborn acquisition. Early termination is granted to transactions that the antitrust agencies determine raise no substantive competition concerns.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier have intervened in three lawsuits brought by renewable fuel interest groups against the EPA in federal appellate courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We believe the EPA correctly applied applicable law to the matters at issue and will vigorously defend the EPA’s position on small refinery exemptions.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	—	$—	—	$714,419,895
May 2019	1,170,000	$43.03	1,170,000	$664,075,326
June 2019	3,700,000	$41.94	3,700,000	$508,881,726
Total for April to June 2019	4,870,000		4,870,000

Item 6.	Exhibits

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

10.1
First Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement, dated April 22, 2019, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 1-03876).

10.2*+	Form of HollyFrontier Corporation Indemnification Agreement to be entered into with officers and directors of HollyFrontier Corporation and its subsidiaries.

10.3
Fifth Amended and Restated Master Throughput Agreement, dated as of July 1, 2019, by and between HollyFrontier Refining and Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed July 2, 2019, File No. 1-03876).

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

101+
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 1, 2019	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2019	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)