Form 10-Q
period 2019-09-30
HollyFrontier Corp
filed 2019-10-31
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
161,389,721 shares of Common Stock, par value $.01 per share, were outstanding on October 25, 2019.

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

Table of Content

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $7,469 and $3,045, respectively)	$981,856	$1,154,752

Accounts receivable: Product and transportation (HEP: $16,182 and $12,332, respectively)	811,355	635,623
Crude oil resales	28,476	36,078
	839,831	671,701
Inventories: Crude oil and refined products	1,429,911	1,166,404
Materials, supplies and other (HEP: $883 and $858, respectively)	207,148	187,975
	1,637,059	1,354,379
Income taxes receivable	23,591	34,040
Prepayments and other (HEP: $3,896 and $3,452, respectively)	50,429	81,507
Total current assets	3,532,766	3,296,379

Properties, plants and equipment, at cost (HEP: $2,042,185 and $2,058,388, respectively)	7,134,025	6,780,980
Less accumulated depreciation (HEP: $(535,215) and $(489,217), respectively)	(2,336,637)	(2,098,446)
	4,797,388	4,682,534
Operating lease right-of-use assets (HEP: $3,454)	453,377	—

Other assets: Turnaround costs	405,043	339,861
Goodwill (HEP: $312,873 and $314,229, respectively)	2,370,406	2,246,435
Intangibles and other (HEP: $166,743 and $176,291, respectively)	632,348	429,392
	3,407,797	3,015,688
Total assets	$12,191,328	$10,994,601

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $12,809 and $16,723, respectively)	$1,229,767	$872,627
Income taxes payable	18,782	17,636
Operating lease liabilities (HEP: $5,384)	99,622	—
Accrued liabilities (HEP: $28,669 and $27,240, respectively)	357,175	277,892
Total current liabilities	1,705,346	1,168,155

Long-term debt (HEP: $1,431,869 and $1,418,900, respectively)	2,425,234	2,411,540
Noncurrent operating lease liabilities (HEP: $71,022)	355,410	—
Deferred income taxes (HEP: $423 and $488, respectively)	916,520	722,576
Other long-term liabilities (HEP: $60,482 and $63,534, respectively)	247,455	233,271

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,036,760 and 256,036,788 shares issued as of September 30, 2019 and December 31, 2018, respectively	2,560	2,560
Additional capital	4,224,770	4,196,125
Retained earnings	4,740,677	4,196,902
Accumulated other comprehensive income	17,217	13,623
Common stock held in treasury, at cost – 94,174,173 and 83,915,297 shares as of September 30, 2019 and December 31, 2018, respectively	(2,965,016)	(2,490,639)
Total HollyFrontier stockholders’ equity	6,020,208	5,918,571
Noncontrolling interest	521,155	540,488
Total equity	6,541,363	6,459,059
Total liabilities and equity	$12,191,328	$10,994,601
Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2019 and December 31, 2018. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales and other revenues	$4,424,828	$4,770,799	$13,104,690	$13,370,462
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,403,767	3,752,234	10,307,856	10,695,275
Lower of cost or market inventory valuation adjustment	34,062	17,837	(150,483)	(192,927)
	3,437,829	3,770,071	10,157,373	10,502,348
Operating expenses (exclusive of depreciation and amortization)	345,578	317,196	1,010,422	933,699
Selling, general and administrative expenses (exclusive of depreciation and amortization)	87,626	71,130	260,977	204,469
Depreciation and amortization	127,016	108,885	375,345	323,605
Goodwill impairment	—	—	152,712	—
Total operating costs and expenses	3,998,049	4,267,282	11,956,829	11,964,121
Income from operations	426,779	503,517	1,147,861	1,406,341
Other income (expense):
Earnings of equity method investments	1,334	1,114	5,217	4,127
Interest income	6,164	5,136	17,127	10,660
Interest expense	(36,027)	(32,399)	(106,938)	(97,446)
Gain on foreign currency transactions	395	281	4,873	5,516
Other, net	2,356	741	3,005	3,451
	(25,778)	(25,127)	(76,716)	(73,692)
Income before income taxes	401,001	478,390	1,071,145	1,332,649
Income tax expense:
Current	58,255	70,595	176,903	216,529
Deferred	44,766	45,663	102,959	102,213
	103,021	116,258	279,862	318,742
Net income	297,980	362,132	791,283	1,013,907
Less net income attributable to noncontrolling interest	36,167	19,666	79,500	57,843
Net income attributable to HollyFrontier stockholders	$261,813	$342,466	$711,783	$956,064
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.60	$1.95	$4.23	$5.42
Diluted	$1.58	$1.93	$4.20	$5.37
Average number of common shares outstanding:
Basic	163,676	175,097	167,935	175,865
Diluted	165,011	176,927	169,125	177,557

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$297,980	$362,132	$791,283	$1,013,907
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,311)	8,325	4,212	(15,118)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(1,989)	4,161	12,909	(4,242)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(5,573)	1,631	(12,537)	6,038
Net unrealized gain (loss) on hedging instruments	(7,562)	5,792	372	1,796
Other comprehensive income (loss) before income taxes	(16,873)	14,117	4,584	(13,322)
Income tax expense (benefit)	(3,888)	3,234	990	(2,677)
Other comprehensive income (loss)	(12,985)	10,883	3,594	(10,645)
Total comprehensive income	284,995	373,015	794,877	1,003,262
Less noncontrolling interest in comprehensive income	36,167	19,666	79,500	57,843
Comprehensive income attributable to HollyFrontier stockholders	$248,828	$353,349	$715,377	$945,419

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$791,283	$1,013,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375,345	323,605
Goodwill impairment	152,712	—
Lower of cost or market inventory valuation adjustment	(150,483)	(192,927)
Earnings of equity method investments, inclusive of distributions	280	463
(Gain) loss on sale of assets	202	(52)
Deferred income taxes	102,959	102,213
Equity-based compensation expense	30,635	26,096
Change in fair value – derivative instruments	19,880	(3,007)
(Increase) decrease in current assets:
Accounts receivable	(116,793)	(136,764)
Inventories	(47,409)	(33,856)
Income taxes receivable	13,704	27,792
Prepayments and other	17,710	(14,089)
Increase (decrease) in current liabilities:
Accounts payable	321,537	(37,160)
Income taxes payable	808	76,277
Accrued liabilities	54,779	84,328
Turnaround expenditures	(152,431)	(114,593)
Other, net	(3,314)	7,664
Net cash provided by operating activities	1,411,404	1,129,897

Cash flows from investing activities:
Additions to properties, plants and equipment	(171,229)	(167,967)
Additions to properties, plants and equipment – HEP	(23,828)	(41,111)
Purchase of Sonneborn, net of cash acquired	(662,665)	—
Purchase of Red Giant Oil, net of cash acquired	—	(54,088)
Other, net	958	3,999
Net cash used for investing activities	(856,764)	(259,167)

Cash flows from financing activities:
Borrowings under credit agreements	269,500	256,000
Repayments under credit agreements	(257,000)	(347,000)
Proceeds from issuance of common units - HEP	—	114,887
Purchase of treasury stock	(471,976)	(177,710)
Dividends	(168,008)	(175,921)
Distributions to noncontrolling interest	(100,095)	(93,128)
Payments on finance leases	(1,158)	—
Other, net	(600)	(544)
Net cash used for financing activities	(729,337)	(423,416)

Effect of exchange rate on cash flow	1,801	(2,394)

Cash and cash equivalents:
Increase (decrease) for the period	(172,896)	444,920
Beginning of period	1,154,752	630,757
End of period	$981,856	$1,075,677

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(93,929)	$(89,553)
Income taxes, net	$(163,232)	$(112,520)

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock	Non-controlling Interest	Total Equity

Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	253,055	—	—	23,431	276,486
Dividends ($0.33 declared per common share)	—	—	(56,849)	—	—	—	(56,849)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,673)	(33,673)
Other comprehensive income, net of tax	—	—	—	13,775	—	—	13,775
Issuance of common stock under incentive compensation plans, net of tax	—	3	—	—	(3)	—	—
Equity-based compensation	—	8,713	—	—	—	661	9,374
Purchase of treasury stock	—	—	—	—	(73,225)	—	(73,225)
Purchase of HEP units for restricted grants	—	—	—	—	—	(373)	(373)
Balance at March 31, 2019	$2,560	$4,204,841	$4,393,108	$27,398	$(2,563,867)	$530,534	$6,594,574
Net income	—	—	196,915	—	—	19,902	216,817
Dividends ($0.33 declared per common share)	—	—	(56,659)	—	—	—	(56,659)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,030)	(33,030)
Other comprehensive income, net of tax	—	—	—	2,804	—	—	2,804
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(140)	(140)
Issuance of common stock under incentive compensation plans, net of tax	—	(138)	—	—	138	—	—
Equity-based compensation	—	11,602	—	—	—	586	12,188
Purchase of treasury stock	—	—	—	—	(205,555)	—	(205,555)
Balance at June 30, 2019	$2,560	$4,216,305	$4,533,364	$30,202	$(2,769,284)	$517,852	$6,530,999
Net income	—	—	261,813	—	—	36,167	297,980
Dividends ($0.33 declared per common share)	—	—	(54,500)	—	—	—	(54,500)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,392)	(33,392)
Other comprehensive loss, net of tax	—	—	—	(12,985)	—	—	(12,985)
Issuance of common stock under incentive compensation plans, net of tax	—	(80)	—	—	80	—	—
Equity-based compensation	—	8,545	—	—	—	528	9,073
Purchase of treasury stock	—	—	—	—	(195,812)	—	(195,812)
Balance at September 30, 2019	$2,560	$4,224,770	$4,740,677	$17,217	$(2,965,016)	$521,155	$6,541,363

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock	Non-controlling Interest	Total Equity

Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940
Net income	—	—	268,091	—	—	20,771	288,862
Dividends ($0.33 declared per common share)	—	—	(58,856)	—	—	—	(58,856)
Distributions to noncontrolling interest holders	—	—	—	—	—	(29,237)	(29,237)
Other comprehensive loss, net of tax	—	—	—	(13,580)	—	—	(13,580)
Equity attributable to HEP common unit issuances, net of tax	—	41,980	—	—	—	58,031	100,011
Issuance of common stock under incentive compensation plans, net of tax	—	1,057	—	—	(1,057)	—	—
Equity-based compensation	—	7,961	—	—	—	836	8,797
Purchase of treasury stock	—	—	—	—	(27,520)	—	(27,520)
Purchase of HEP units for restricted grants	—	—	—	—	—	(58)	(58)
Adoption of accounting standards	—	—	(11,019)	3,572	—	—	(7,447)
Other	—	1	(1)	—	—	—	—
Balance at March 31, 2018	$2,560	$4,183,695	$3,544,830	$19,861	$(2,169,488)	$576,454	$6,157,912
Net income	—	—	345,507	—	—	17,406	362,913
Dividends ($0.33 declared per common share)	—	—	(58,644)	—	—	—	(58,644)
Distributions to noncontrolling interest holders	—	—	—	—	—	(31,522)	(31,522)
Other comprehensive loss, net of tax	—	—	—	(7,948)	—	—	(7,948)
Equity attributable to HEP common unit issuances, net of tax	—	221	—	—	—	232	453
Issuance of common stock under incentive compensation plans, net of tax	—	335	—	—	(335)	—	—
Equity-based compensation	—	7,797	—	—	—	712	8,509
Purchase of treasury stock	—	—	—	—	(28,030)	—	(28,030)
Other	—	(3)	3	—	—	—	—
Balance at June 30, 2018	$2,560	$4,192,045	$3,831,696	$11,913	$(2,197,853)	$563,282	$6,403,643
Net income	—	—	342,466	—	—	19,666	362,132
Dividends ($0.33 declared per common share)	—	—	(58,421)	—	—	—	(58,421)
Distributions to noncontrolling interest holders	—	—	—	—	—	(32,369)	(32,369)
Other comprehensive income, net of tax	—	—	—	10,883	—	—	10,883
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(61)	(61)
Issuance of common stock under incentive compensation plans, net of tax	—	(188)	—	—	188	—	—
Equity-based compensation	—	8,082	—	—	—	708	8,790
Purchase of treasury stock	—	—	—	—	(131,082)	—	(131,082)
Adoption of accounting standards	—	—	(3,110)	3,110	—	—	—
Other	—	(1)	(2)	—	—	—	(3)
Balance at September 30, 2018	$2,560	$4,199,938	$4,112,629	$25,906	$(2,328,747)	$551,226	$6,563,512

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel and other specialty products. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America. As of September 30, 2019, we:

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2019, the consolidated results of operations, comprehensive income and statements of equity for the three and nine months ended September 30, 2019 and 2018 and consolidated cash flows for the nine months ended September 30, 2019 and 2018 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2019.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $4.4 million at September 30, 2019 and $3.6 million at December 31, 2018.

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

Goodwill and Long-lived Assets: As of September 30, 2019, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $324.1 million and $312.9 million, respectively. During the nine months ended September 30, 2019, we recognized $279.2 million in goodwill as a result of our Sonneborn acquisition, all of which has been assigned to our Lubricants and Specialty Products segment. See Note 17 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

We performed our annual goodwill impairment testing as of July 1, 2019 and determined there was no additional impairment of goodwill attributable to our reporting units.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2019 and 2018, we received proceeds of $13.2 million and $38.4 million, respectively, and repaid $12.5 million and $39.3 million, respectively, under these sell / buy transactions.

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

Leases
In February 2016, ASU 2016-02, “Leases,” was issued requiring leases to be measured and recognized as a lease liability, with a corresponding ROU asset on the balance sheet. We adopted this standard effective January 1, 2019 using the optional transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients, whereby we did not reassess lease classification or initial indirect lease cost under the new standard. In addition, we elected to exclude short-term leases, which at inception have a lease term of 12 months or less, from the amounts recognized on our balance sheet. In addition, HEP elected an expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain contracts. Under this expedient, HEP treated the combined components of its leases with third parties (i.e., the contracts that are not eliminated upon consolidation of HEP by HFC) as an operating lease in which the dominant component was a lease in accordance with ASC 842. Upon adoption of this standard, we recognized $433.4 million of lease liabilities and corresponding ROU assets on our consolidated balance sheet. Adoption of this standard did not have a material impact on our results of operations or cash flows. In addition, upon our acquisition of Sonneborn on February 1, 2019, we recognized $15.6 million of lease liabilities and corresponding ROU assets.

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and our preliminary review of historic and expected credit losses indicates the amount of expected credit losses upon adoption would not be materially different from the current allowance for doubtful accounts balance.

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

The following summarizes our preliminary value estimates of the Sonneborn assets and liabilities acquired on February 1, 2019:

(In millions)
Cash and cash equivalents	$38.9
Accounts receivable and other current assets	58.6
Inventories	81.0
Properties, plants and equipment	168.2
Goodwill	279.2
Intangibles and other noncurrent assets	231.5
Accounts payable and accrued liabilities	(47.0)
Deferred income tax liabilities	(84.5)
Other long-term liabilities	(24.3)
$701.6

The preliminary purchase price allocation resulted in the recognition of $279.2 million in goodwill, which relates to the established workforce and global market presence of the acquired business as well as the expected synergies to be gained upon combining with our existing operations to form an expanded lubricants and specialty products business.

Intangibles include customer relationships, trademarks, patents and technical know-how totaling $214.6 million that are being amortized on a straight-line basis over a 12-year period.

These values, including deferred taxes, are preliminary and, therefore, may change once we complete our valuations.

Our consolidated financial and operating results reflect the Sonneborn operations beginning February 1, 2019. Our results of operations for the three months ended September 30, 2019 included revenues and income before income taxes of $88.1 million and $6.6 million, respectively, and revenue and income before income taxes of $253.5 million and $5.0 million, respectively, for the period from February 1, 2019 through September 30, 2019 related to these operations.

As of September 30, 2019, we have incurred $20.1 million in incremental direct integration and regulatory costs that principally relate to legal, advisory, regulatory and other professional fees and are presented as selling, general and administrative expenses.

The following unaudited pro forma information for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 presents the revenues and operating income for our Lubricants and Specialty Products segment assuming the acquisition of Sonneborn had occurred as of January 1, 2018. The proforma effects on consolidated HFC revenue and operating income are not material.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
	(In thousands)
Sales and other revenues	$571,685	$1,608,648	$1,679,554
Operating income (1)	$39,496	$(127,972)	$110,424

(1) For the nine months ended September 30, 2019, includes goodwill impairment of $152.7 million from the PCLI reporting unit of our Lubricants and Specialty Products segment. See Note 1 for additional information on this goodwill impairment.

NOTE 3:	Leases

We have operating and finance leases for land, buildings, pipelines, storage tanks, transportation and other equipment for our operations. Our leases have remaining terms of one to 60 years, some of which include options to extend the leases for up to 10 years. Certain of our leases for pipeline assets include provisions for variable payments which are based on a measure of throughput and also contain a provision for the lessor to adjust the rate per barrel periodically over the life of the lease. These variable costs are not included in the initial measurement of ROU assets and lease liabilities.

The following table presents the amounts and balance sheet locations of our operating and financing leases recorded on our consolidated balance sheet.

September 30, 2019
(In thousands)
Operating leases:
Operating lease right-of-use assets	$453,377

Operating lease liabilities	99,622
Noncurrent operating lease liabilities	355,410
Total operating lease liabilities	$455,032

Finance leases:
Properties, plants and equipment, at cost	$12,830
Accumulated amortization	(6,375)
Properties, plants and equipment, net	$6,455

Accrued liabilities	$1,663
Other long-term liabilities	4,929
Total finance lease liabilities	$6,592

Supplemental balance sheet information related to our leases was as follows:

September 30, 2019

Weighted average remaining lease term (in years)
Operating leases	7.6
Finance leases	8.2

Weighted average discount rate
Operating leases	4.2%
Finance leases	5.3%

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating lease expense	$28,263	$83,646
Finance lease expense:
Amortization of right-of-use assets	375	1,150
Interest on lease liabilities	84	255
Variable lease cost	1,862	3,251
Total lease expense	$30,584	$88,302

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88,500
Operating cash flows from finance leases	$255
Financing cash flows from finance leases	$1,158

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$80,211

As of September 30, 2019, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance
	(In thousands)
Remainder of 2019	$29,036	$500
2020	107,362	1,945
2021	89,194	1,123
2022	75,923	859
2023	70,194	895
2024 and thereafter	172,200	2,772
Future minimum lease payments	543,909	8,094
Less: imputed interest	88,877	1,502
Total lease obligations	455,032	6,592
Less: current obligations	99,622	1,663
Long-term lease obligations	$355,410	$4,929

As of September 30, 2019, we have entered into certain leases that have not yet commenced. Such leases include a 15-year lease for plant equipment, with estimated future lease payments of $6.8 million, expected to commence in the second quarter of 2020, and a 5-year lease for office equipment, with estimated future lease payments of $0.4 million, expected to commence in the fourth quarter of 2019.

Our consolidated income statement reflects lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor. Lease income recognized was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating lease revenues	$8,374	$24,840

Annual minimum undiscounted lease payments in which HEP is a lessor to third-party contracts as of September 30, 2019 were as follows:

(In thousands)
Remainder of 2019	$8,010
2020	17,542
2021	12,794
2022	11,376
2023	11,248
Thereafter	14,060
Total	$75,030

NOTE 4:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek’s refinery in Big Spring, Texas. Additionally, as of September 30, 2019, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and had a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”).

As of September 30, 2019, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 78% of HEP’s total revenues for the nine months ended September 30, 2019. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2019, HEP did not issue any common units under this program. As of September 30, 2019, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Cushing Connect Joint Venture
On October 2, 2019, HEP Cushing (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “JV Terminal”). The JV Terminal is expected to be in service during the second quarter of 2020, and the Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Joint Venture assets.

The Joint Venture will contract with an affiliate of HEP to manage the construction and operation of the Pipeline and with an affiliate of Plains to manage the operation of the JV Terminal. The total Joint Venture investment will be shared proportionately among the partners, and HEP estimates its share of the cost of the JV Terminal contributed by Plains and Pipeline construction costs are approximately $65.0 million.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2019, these agreements result in minimum annualized payments to HEP of $349.0 million.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,354,927	$3,598,815	$9,796,334	$10,193,218
Specialty lubricant products (2)	461,669	422,760	1,413,194	1,237,002
Asphalt, fuel oil and other products (3)	299,305	288,013	767,023	741,139
Total refined product revenues	4,115,901	4,309,588	11,976,551	12,171,359
Excess crude oil revenues (4)	264,675	422,122	997,988	1,074,928
Transportation and logistic services	29,868	25,596	89,388	77,799
Other revenues (5)	14,384	13,493	40,763	46,376
Total sales and other revenues	$4,424,828	$4,770,799	$13,104,690	$13,370,462

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,191,014	$2,337,689	$6,283,488	$6,458,935
Southwest	913,326	1,016,771	2,772,281	2,865,324
Rocky Mountains	611,003	627,542	1,739,401	1,869,414
Northeast	151,919	85,344	427,926	261,380
Canada	184,784	190,727	536,911	563,088
Europe, Asia and Latin America	63,855	51,515	216,544	153,218
Total refined product revenues	$4,115,901	$4,309,588	$11,976,551	$12,171,359

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $231.4 million and $67.9 million, respectively, for the three months ended September 30, 2019, $612.0 million and $155.0 million, respectively, for the nine months ended September 30, 2019, $234.9 million and $53.1 million, respectively, for the three months ended September 30, 2018, and $589.7 million and $151.4 million, respectively, for the nine months ended September 30, 2018.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to our contract liabilities during the nine months ended September 30, 2019.

	January 1, 2019	Sonneborn Acquisition	Increase	Recognized as Revenue	September 30, 2019
	(In thousands)
Accrued liabilities	$132	6,463	$19,255	$(21,135)	$4,715

As of September 30, 2019, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2021. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2019	2020	2021	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	5,610	7,964	1,847	—	15,421

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2022. Annual minimum revenues attributable to HEP’s third-party contracts as of September 30, 2019 are presented below:

	Remainder of 2019	2020	2021	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$10,695	$28,238	$22,822	$38,575	$100,330

NOTE 6:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at September 30, 2019 and December 31, 2018 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2019
Assets:
NYMEX futures contracts	$2,976	$2,976	$—	$—
Foreign currency forward contracts	2,511	—	2,511	—
Commodity price swaps	18,007	—	18,007	—
Commodity forward contracts	1,453	—	1,453	—
Total assets	$24,947	$2,976	$21,971	$—

Liabilities:
Foreign currency forward contracts	$17	$—	$17	$—
Commodity price swaps	1,094	—	1,094	—
Commodity forward contracts	1,367	—	1,367	—
Total liabilities	$2,478	$—	$2,478	$—

		Fair Value by Input Level
Financial Instrument	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Assets:
NYMEX futures contracts	$2,473	$2,473	$—	$—
Foreign currency forward contracts	25,956	—	25,956	—
Commodity price swaps	10,817	—	10,817	—
Commodity forward contracts	1,034	—	1,034	$—
Total assets	$40,280	$2,473	$37,807	$—

Liabilities:
Commodity price swaps	$956	$—	$956	$—
Commodity forward contracts	1,137	—	1,137	—
RINs credit obligations (1)	4,084	—	4,084	—
Total liabilities	$6,177	$—	$6,177	$—

(1)	Represent obligations for RINs credits for which we did not have sufficient quantities at December 31, 2018 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$261,813	$342,466	$711,783	$956,064
Participating securities’ (restricted stock) share in earnings	385	1,171	1,033	3,321
Net income attributable to common shares	$261,428	$341,295	$710,750	$952,743
Average number of shares of common stock outstanding	163,676	175,097	167,935	175,865
Effect of dilutive variable restricted shares and performance share units (1)	1,335	1,830	1,190	1,692
Average number of shares of common stock outstanding assuming dilution	165,011	176,927	169,125	177,557
Basic earnings per share	$1.60	$1.95	$4.23	$5.42
Diluted earnings per share	$1.58	$1.93	$4.20	$5.37
(1) Excludes anti-dilutive restricted and performance share units of:	109	—	120	2

NOTE 8:	Stock-Based Compensation

We have a principal share-based compensation plan (the “Long-Term Incentive Compensation Plan”). The compensation cost charged against income for the plan was $9.2 million and $8.1 million for the three months ended September 30, 2019 and 2018, respectively, and $30.0 million and $23.8 million for the nine months ended September 30, 2019 and 2018, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

A summary of restricted stock and restricted stock unit activity during the nine months ended September 30, 2019 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2019 (non-vested)	1,196,914	$46.81
Granted	45,006	52.97
Vesting (transfer/conversion to common stock)	(17,374)	49.32
Forfeited	(38,600)	47.97
Outstanding at September 30, 2019 (non-vested)	1,185,946	46.97	$63,614

For the nine months ended September 30, 2019, restricted stock and restricted stock units vested having a grant date fair value of $0.9 million. As of September 30, 2019, there was $14.4 million of total unrecognized compensation cost related to non-vested restricted stock and restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

A summary of performance share unit activity during the nine months ended September 30, 2019 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2019 (non-vested)	662,431
Granted	6,086
Forfeited	(4,516)
Outstanding at September 30, 2019 (non-vested)	664,001

As of September 30, 2019, there was $7.9 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $47.24 per unit. That cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 9:	Inventories

Inventories consist of the following components:

	September 30, 2019	December 31, 2018
	(In thousands)
Crude oil	$472,932	$503,705
Other raw materials and unfinished products(1)	306,504	360,124
Finished products(2)	860,130	662,713
Lower of cost or market reserve	(209,655)	(360,138)
Process chemicals(3)	29,040	31,413
Repair and maintenance supplies and other (4)	178,108	156,562
Total inventory	$1,637,059	$1,354,379

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $209.7 million and $360.1 million at September 30, 2019 and December 31, 2018, respectively. The December 31, 2018 market reserve of $360.1 million was reversed due to the sale of inventory quantities that gave rise to the 2018 reserve. A new market reserve of $209.7 million was established as of September 30, 2019 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of products sold totaling $34.1 million and $17.8 million for the three months ended September 30, 2019 and 2018, respectively, and a decrease to cost of products sold totaling $150.5 million and $192.9 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

During the three months ended September 30, 2019, the EPA granted the Cheyenne Refinery and the Woods Cross Refinery each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2018 calendar year end. As a result, the Cheyenne Refinery’s and the Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation (“RVO”) for 2018. In the third quarter of 2019, we increased our inventory of RINs and reduced our cost of products sold by $36.6 million representing the net cost of the RINs charge to cost of products sold in 2018, less the loss incurred for selling 2018 vintage RINs in excess of those which we can use subject to the 20% carryover limit.

During the three months ended June 30, 2018, the EPA granted the Woods Cross Refinery a one-year small refinery exemption from the RFS program requirements for the 2017 calendar year end. As a result, the Woods Cross Refinery’s gasoline and diesel production are not subject to the RVO for 2017. In the second quarter of 2018, we increased our inventory of RINs and reduced our cost of products sold by $25.3 million, representing the net cost of the Woods Cross Refinery’s RINs charge to cost of products sold in 2017, less the loss incurred for selling 2017 vintage RINs in excess of those which we can use subject to the 20% carryover limit.

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

We incurred expense of $1.8 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $109.9 million and $110.2 million at September 30, 2019 and December 31, 2018, respectively, of which $92.4 million and $93.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 11:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2019, HEP received advances totaling $269.5 million and repaid $257.0 million under the HEP Credit Agreement. At September 30, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $935.5 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. At maturity, we must repurchase the precious metals catalyst at its then fair market value. These financing arrangements are recorded at a Level 2 fair value totaling $36.5 million at September 30, 2019 and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

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

The carrying amounts of long-term debt are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(6,635)	(7,360)
	993,365	992,640

HEP Credit Agreement	935,500	923,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(3,631)	(4,100)
	496,369	495,900

Total HEP long-term debt	1,431,869	1,418,900

Total long-term debt	$2,425,234	$2,411,540

The fair values of the senior notes are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)

HollyFrontier senior notes	$1,121,460	$1,019,160

HEP senior notes	$523,220	$488,310

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.7 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of derivatives designated as hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2019	2018		2019	2018
	(In thousands)
Commodity contracts	$(7,562)	$5,792	Sales and other revenues	$—	$(1,422)
			Cost of products sold	6,027	—
			Operating expenses	(454)	(209)
Total	$(7,562)	$5,792		$5,573	$(1,631)

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2019	2018		2019	2018
	(In thousands)
Commodity contracts	$372	$1,796	Sales and other revenues	$(1,799)	$(5,093)
			Cost of products sold	15,323	—
			Operating expenses	(987)	(945)
Total	$372	$1,796		$12,537	$(6,038)

Economic Hedges
We have commodity contracts including contracts to lock in basis spread differentials on forecasted purchases of crude oil, swap contracts to lock in the crack spread of WTI and gasoline, NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 11 could require repayment under certain conditions based on the futures price of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(In thousands)
Commodity contracts	Cost of products sold	$8,640	$(8,252)	$1,561	$(20,580)
	Interest expense	(1,720)	—	(2,995)	—
Foreign currency contracts	Gain on foreign currency transactions	5,713	(7,052)	(8,983)	18,504
	Total	$12,633	$(15,304)	$(10,417)	$(2,076)

As of September 30, 2019, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2019	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	4,050,000	450,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	5,954,000	1,196,000	4,758,000	—	Barrels
Forward crude oil contracts - short	423,739	423,739	—	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,825,000	1,713,000	112,000	—	Barrels
Crude oil price swaps (basis spread) - long	1,464,000	—	1,464,000	—	Barrels
WTI and gasoline crack spread swaps - short	200,000	200,000	—	—	Barrels
Forward gasoline and diesel contracts - long	538,500	538,500	—	—	Barrels
Forward crude oil contracts - long	140,849	140,849	—	—	Barrels
Physical contracts - long	350,000	350,000	—	—	Barrels
Physical contracts - short	350,000	350,000	—	—	Barrels
Foreign currency forward contracts	434,443,896	114,213,501	320,230,395	—	U.S. dollar
Forward commodity contracts (platinum)	41,147	41,147	—	—	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$13,182	$(1,576)	$11,606	$1,614	$(500)	$1,114
Commodity forward contracts	—	—	—	258	—	258
	$13,182	$(1,576)	$11,606	$1,872	$(500)	$1,372

Derivatives not designated as cash flow hedging instruments:
Foreign currency forward contracts	$2,511	$—	$2,511	$17	$—	$17
NYMEX futures contracts	2,976	—	2,976	—	—	—
Commodity price swap contracts	6,401	—	6,401	—	(20)	(20)
Commodity forward contracts	1,453	—	1,453	1,109	—	1,109
	$13,341	$—	$13,341	$1,126	$(20)	$1,106

Total net balance			$24,947			$2,478

Balance sheet classification:	Prepayment and other		$23,295	Accrued liabilities		$1,922
	Intangibles and other		1,652	Other long-term liabilities		556
			$24,947			$2,478

December 31, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$11,790	$(973)	$10,817	$1,755	$(799)	$956
	$11,790	$(973)	$10,817	$1,755	$(799)	$956

Derivatives not designated as cash flow hedging instruments:
Foreign currency forward contracts	$25,956	$—	$25,956	$—	$—	$—
NYMEX futures contracts	2,473	—	2,473	—	—	—
Commodity forward contracts	1,034	—	1,034	1,137	—	1,137
	$29,463	$—	$29,463	$1,137	$—	$1,137

Total net balance			$40,280			$2,093

Balance sheet classification:	Prepayment and other		$37,982	Accrued liabilities		$1,137
	Intangibles and other		2,298	Other long-term liabilities		956
			$40,280			$2,093

At September 30, 2019, we had a pre-tax net unrealized gain of $10.2 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized gain of $10.3 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 13:	Equity

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2019, we had remaining authorization to repurchase up to $313.2 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the nine months ended September 30, 2019 and 2018, we withheld 5,359 and 12,593, respectively, shares of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

NOTE 14:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2019
Net change in foreign currency translation adjustment	$(9,311)	$(1,959)	$(7,352)
Net unrealized loss on hedging instruments	(7,562)	(1,929)	(5,633)
Other comprehensive loss attributable to HollyFrontier stockholders	$(16,873)	$(3,888)	$(12,985)

Three Months Ended September 30, 2018
Net change in foreign currency translation adjustment	$8,325	$1,756	$6,569
Net unrealized gain on hedging instruments	5,792	1,478	4,314
Other comprehensive income attributable to HollyFrontier stockholders	$14,117	$3,234	$10,883

Nine Months Ended September 30, 2019
Net change in foreign currency translation adjustment	$4,212	$896	$3,316
Net unrealized gain on hedging instruments	372	94	278
Other comprehensive income attributable to HollyFrontier stockholders	$4,584	$990	$3,594

Nine Months Ended September 30, 2018
Net change in foreign currency translation adjustment	$(15,118)	$(3,130)	$(11,988)
Net unrealized gain on hedging instruments	1,796	453	1,343
Other comprehensive loss attributable to HollyFrontier stockholders	$(13,322)	$(2,677)	$(10,645)

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	(In thousands)
	Three Months Ended September 30,
	2019	2018

Hedging instruments:
Commodity price swaps	$—	$(1,422)	Sales and other revenues
	6,027	—	Cost of products sold
	(454)	(209)	Operating expenses
	5,573	(1,631)
	1,421	(416)	Income tax expense (benefit)
Total reclassifications for the period	$4,152	$(1,215)	Net of tax

	Nine Months Ended September 30,
	2019	2018

Hedging instruments:
Commodity price swaps	$(1,799)	$(5,093)	Sales and other revenues
	15,323	—	Cost of products sold
	(987)	(945)	Operating expenses
	12,537	(6,038)
	3,197	(1,540)	Income tax expense (benefit)
Total reclassifications for the period	$9,340	$(4,498)	Net of tax

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2019	December 31, 2018
	(In thousands)
Foreign currency translation adjustment	$(9,360)	$(12,676)
Unrealized loss on pension obligation	(1,404)	(1,404)
Unrealized gain on post-retirement benefit obligations	20,358	20,358
Unrealized gain on hedging instruments	7,623	7,345
Accumulated other comprehensive income	$17,217	$13,623

NOTE 15:	Post-retirement Plans

Our net periodic pension expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost - benefit earned during the period	$1,209	$1,093	$3,605	$3,337
Interest cost on projected benefit obligations	450	556	1,325	1,698
Expected return on plan assets	(822)	(856)	(2,441)	(2,615)
Amortization of loss	15	—	45	—
Net periodic pension expense	$852	$793	$2,534	$2,420

The expected long-term annual rates of return on plan assets are 5.00% and 2.20% for the PCLI and Sonneborn plans, respectively. These rates were used in measuring 2019 net periodic benefit costs.

The net periodic benefit credit of our post-retirement healthcare and other benefits plans consisted of the following components

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost – benefit earned during the period	$387	$411	$1,161	$1,238
Interest cost on projected benefit obligations	267	234	801	705
Amortization of prior service credit	(870)	(870)	(2,611)	(2,611)
Amortization of gain	(22)	—	(66)	—
Net periodic post-retirement credit	$(238)	$(225)	$(715)	$(668)

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

In March 2006, a subsidiary of ours sold the assets of Montana Refining Company under an Asset Purchase Agreement (“APA”). Calumet Montana Refining LLC, the current owner of the assets, submitted requests for reimbursement of approximately $20.0 million pursuant to contractual indemnity provisions under the APA for various costs incurred. Calumet also asserted claims related to environmental matters. We rejected all of the currently pending claims for payment, and selected issues were arbitrated in July 2018. In September 2018, the arbitration panel ruled on the selected issues and held that the APA places a number of important limitations on claims advanced by Calumet. In a ruling dated August 16, 2019, as amended on October 3, 2019, the arbitration panel determined that, with regard to all claims asserted by Calumet, we do not owe any amounts to Calumet. Accordingly, during the third quarter of 2019, estimated costs previously accrued for this matter were reversed into income.

We filed a business interruption claim with our insurance carriers related to a fire at our Woods Cross Refinery that occurred in the first quarter 2018. As of September 30, 2019, we have collected interim payments totaling $56.0 million, but have not reached a final agreement regarding the amounts owed to us pursuant to our business interruption coverage. We have accounted for this claim as a gain contingency and accordingly, we have deferred revenue recognition for the interim payments received until such time that uncertainties regarding the amounts owed to us have been resolved.

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of September 30, 2019, the HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interests in each of the Osage Pipeline and the Cheyenne Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2019
Sales and other revenues:
Revenues from external customers	$3,865,399	$529,561	$29,868	$—	$4,424,828
Intersegment revenues	81,571	8,157	106,027	(195,755)	—
	$3,946,970	$537,718	$135,895	$(195,755)	$4,424,828
Cost of products sold (exclusive of lower of cost or market inventory)	$3,177,167	$397,926	$—	$(171,326)	$3,403,767
Lower of cost or market inventory valuation adjustment	$34,062	$—	$—	$—	$34,062
Operating expenses	$276,869	$57,974	$44,924	$(34,189)	$345,578
Selling, general and administrative expenses	$31,707	$43,875	$2,714	$9,330	$87,626
Depreciation and amortization	$76,765	$22,700	$24,121	$3,430	$127,016
Income (loss) from operations	$350,400	$15,243	$64,136	$(3,000)	$426,779
Earnings of equity method investments	$—	$—	$1,334	$—	$1,334
Capital expenditures	$53,506	$8,697	$6,076	$6,310	$74,589

Three Months Ended September 30, 2018
Sales and other revenues:
Revenues from external customers	$4,270,835	$474,260	$25,596	$108	$4,770,799
Intersegment revenues	101,334	1,626	100,188	(203,148)	—
	$4,372,169	$475,886	$125,784	$(203,040)	$4,770,799
Cost of products sold (exclusive of lower of cost or market inventory)	$3,572,593	$359,742	$—	$(180,101)	$3,752,234
Lower of cost or market inventory valuation adjustment	$17,837	$—	$—	$—	$17,837
Operating expenses	$262,010	$40,288	$35,995	$(21,097)	$317,196
Selling, general and administrative expenses	$30,394	$33,514	$2,498	$4,724	$71,130
Depreciation and amortization	$70,793	$11,139	$24,367	$2,586	$108,885
Income (loss) from operations	$418,542	$31,203	$62,924	$(9,152)	$503,517
Earnings of equity method investments	$—	$—	$1,114	$—	$1,114
Capital expenditures	$47,088	$8,094	$9,541	$5,214	$69,937

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2019
Sales and other revenues:
Revenues from external customers	$11,446,841	$1,568,241	$89,388	$220	$13,104,690
Intersegment revenues	244,799	8,157	311,755	(564,711)	—
	$11,691,640	$1,576,398	$401,143	$(564,491)	$13,104,690
Cost of products sold (exclusive of lower of cost or market inventory)	$9,598,539	$1,202,296	$—	$(492,979)	$10,307,856
Lower of cost or market inventory valuation adjustment	$(150,483)	$—	$—	$—	$(150,483)
Operating expenses	$794,081	$170,655	$123,045	$(77,359)	$1,010,422
Selling, general and administrative expenses	$88,322	$125,681	$7,322	$39,652	$260,977
Depreciation and amortization	$227,405	$65,891	$72,192	$9,857	$375,345
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$1,133,776	$(140,837)	$198,584	$(43,662)	$1,147,861
Earnings of equity method investments	$—	$—	$5,217	$—	$5,217
Capital expenditures	$129,167	$25,887	$23,828	$16,175	$195,057

Nine Months Ended September 30, 2018
Sales and other revenues:
Revenues from external customers	$11,915,797	$1,376,531	$77,799	$335	$13,370,462
Intersegment revenues	284,538	11,884	295,629	(592,051)	—
	$12,200,335	$1,388,415	$373,428	$(591,716)	$13,370,462
Cost of products sold (exclusive of lower of cost or market inventory)	$10,179,509	$1,040,414	$—	$(524,648)	$10,695,275
Lower of cost or market inventory valuation adjustment	$(192,927)	$—	$—	$—	$(192,927)
Operating expenses	$764,415	$125,101	$106,731	$(62,548)	$933,699
Selling, general and administrative expenses	$82,966	$99,425	$8,293	$13,785	$204,469
Depreciation and amortization	$210,957	$30,023	$74,117	$8,508	$323,605
Income (loss) from operations	$1,155,415	$93,452	$184,287	$(26,813)	$1,406,341
Earnings of equity method investments	$—	$—	$4,127	$—	$4,127
Capital expenditures	$132,050	$23,138	$41,111	$12,779	$209,078

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
September 30, 2019
Cash and cash equivalents	$21,443	$170,116	$7,469	$782,828	$981,856
Total assets	$7,321,741	$2,139,092	$2,089,110	$641,385	$12,191,328
Long-term debt	$—	$—	$1,431,869	$993,365	$2,425,234

December 31, 2018
Cash and cash equivalents	$7,236	$80,931	$3,045	$1,063,540	$1,154,752
Total assets	$6,465,155	$1,506,209	$2,142,027	$881,210	$10,994,601
Long-term debt	$—	$—	$1,418,900	$992,640	$2,411,540

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended September 30, 2019, net income attributable to HollyFrontier stockholders was $261.8 million compared to $342.5 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net income attributable to HollyFrontier stockholders was $711.8 million compared to $956.1 million for the nine months ended September 30, 2018. Overall gross refining margins per produced barrel sold for the three months ended September 30, 2019 decreased 11% over the same period of 2018 due to a decrease in the average per barrel sold sales price during the current year quarter, partially offset by decreased crude oil and feedstock prices. Included in our financial results for the third quarter was an inventory reserve adjustment that decreased pre-tax earnings by $34.1 million.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS significantly increases our cost of products sold, with RINs costs totaling $8.4 million for the three months ended September 30, 2019, which is net of the $36.6 million cost reduction resulting from small refinery RINs waivers granted by the EPA in 2019 as described in Note 9 “Inventories” in the Notes to Consolidated Financial Statements.

Table of Content

OUTLOOK

For the fourth quarter of 2019, we expect crack spreads to experience typical seasonal weakness as demand for refined products softens. Operationally, we are currently undergoing turnarounds at our El Dorado and Cheyenne refineries, and we expect to run between 380,000 to 390,000 barrels per day of crude oil.

In our Lubricants and Specialty Products segment, we expect the Rack Forward business to perform well based on steady demand for finished products. We expect this to be offset somewhat by oversupply in the base oil markets which will depress Rack Back earnings in the fourth quarter.

At HEP, we anticipate typical seasonal strengthening in the fourth quarter around the UNEV pipeline to drive higher sequential earnings. For 2019 and through 2020, HEP expects to hold the quarterly distribution constant at $0.6725 per unit, or $2.69 on an annualized basis, while maintaining a distribution coverage ratio of 1.0x. HEP’s 2020 distribution guidance reflects growth from contractual tariff escalators and the recently announced Cushing Connect joint venture, offset by lower revenues from Delek and elevated maintenance capital expenditures due to one-time events.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2019 and 2018 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2018
	2019	2018	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,424,828	$4,770,799	$(345,971)	(7)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,403,767	3,752,234	(348,467)	(9)
Lower of cost or market inventory valuation adjustment	34,062	17,837	16,225	91
	3,437,829	3,770,071	(332,242)	(9)
Operating expenses (exclusive of depreciation and amortization)	345,578	317,196	28,382	9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	87,626	71,130	16,496	23
Depreciation and amortization	127,016	108,885	18,131	17
Total operating costs and expenses	3,998,049	4,267,282	(269,233)	(6)
Income from operations	426,779	503,517	(76,738)	(15)
Other income (expense):
Earnings of equity method investments	1,334	1,114	220	20
Interest income	6,164	5,136	1,028	20
Interest expense	(36,027)	(32,399)	(3,628)	11
Gain on foreign currency transactions	395	281	114	41
Other, net	2,356	741	1,615	218
	(25,778)	(25,127)	(651)	3
Income before income taxes	401,001	478,390	(77,389)	(16)
Income tax expense	103,021	116,258	(13,237)	(11)
Net income	297,980	362,132	(64,152)	(18)
Less net income attributable to noncontrolling interest	36,167	19,666	16,501	84
Net income attributable to HollyFrontier stockholders	$261,813	$342,466	$(80,653)	(24)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$1.60	$1.95	$(0.35)	(18)%
Diluted	$1.58	$1.93	$(0.35)	(18)%
Cash dividends declared per common share	$0.33	$0.33	$—	—%
Average number of common shares outstanding:
Basic	163,676	175,097	(11,421)	(7)%
Diluted	165,011	176,927	(11,916)	(7)%

Table of Content

	Nine Months Ended September 30,		Change from 2018
	2019	2018	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$13,104,690	$13,370,462	$(265,772)	(2)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	10,307,856	10,695,275	(387,419)	(4)
Lower of cost or market inventory valuation adjustment	(150,483)	(192,927)	42,444	(22)
	10,157,373	10,502,348	(344,975)	(3)
Operating expenses (exclusive of depreciation and amortization)	1,010,422	933,699	76,723	8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	260,977	204,469	56,508	28
Depreciation and amortization	375,345	323,605	51,740	16
Goodwill impairment	152,712	—	152,712	—
Total operating costs and expenses	11,956,829	11,964,121	(7,292)	—
Income from operations	1,147,861	1,406,341	(258,480)	(18)
Other income (expense):
Earnings of equity method investments	5,217	4,127	1,090	26
Interest income	17,127	10,660	6,467	61
Interest expense	(106,938)	(97,446)	(9,492)	10
Gain on foreign currency transactions	4,873	5,516	(643)	(12)
Other, net	3,005	3,451	(446)	(13)
	(76,716)	(73,692)	(3,024)	4
Income before income taxes	1,071,145	1,332,649	(261,504)	(20)
Income tax expense	279,862	318,742	(38,880)	(12)
Net income	791,283	1,013,907	(222,624)	(22)
Less net income attributable to noncontrolling interest	79,500	57,843	21,657	37
Net income attributable to HollyFrontier stockholders	$711,783	$956,064	$(244,281)	(26)%
Earnings per share attributable to HollyFrontier stockholders:
Basic	$4.23	$5.42	$(1.19)	(22)%
Diluted	$4.20	$5.37	$(1.17)	(22)%
Cash dividends declared per common share	$0.99	$0.99	$—	—%
Average number of common shares outstanding:
Basic	167,935	175,865	(7,930)	(5)%
Diluted	169,125	177,557	(8,432)	(5)%

Balance Sheet Data

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$981,856	$1,154,752
Working capital	$1,827,420	$2,128,224
Total assets	$12,191,328	$10,994,601
Long-term debt	$2,425,234	$2,411,540
Total equity	$6,541,363	$6,459,059

Table of Content

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$441,854	$401,752	$1,411,404	$1,129,897
Net cash used for investing activities	$(74,455)	$(113,089)	$(856,764)	$(259,167)
Net cash used for financing activities	$(299,473)	$(193,701)	$(729,337)	$(423,416)
Capital expenditures	$74,588	$69,937	$195,057	$209,078
EBITDA (1)	$521,713	$594,872	$1,456,801	$1,685,197

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	294,380	262,550	257,590	260,150
Refinery throughput (BPD) (2)	307,720	276,560	272,440	274,330
Sales of produced refined products (BPD) (3)	290,930	255,840	260,780	259,890
Refinery utilization (4)	113.2%	101.0%	99.1%	100.1%

Average per produced barrel (5)
Refinery gross margin	$14.61	$16.43	$14.55	$12.99
Refinery operating expenses (6)	5.05	5.48	5.48	5.18
Net operating margin	$9.56	$10.95	$9.07	$7.81

Refinery operating expenses per throughput barrel (7)	$4.77	$5.07	$5.25	$4.90

Feedstocks:
Sweet crude oil	59%	59%	56%	54%
Sour crude oil	21%	21%	23%	24%
Heavy sour crude oil	16%	15%	16%	17%
Other feedstocks and blends	4%	5%	5%	5%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	49%	49%	51%	51%
Diesel fuels	34%	34%	32%	33%
Jet fuels	6%	6%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	4%	3%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	106,860	109,560	107,330	109,200
Refinery throughput (BPD) (2)	117,250	117,880	117,660	118,300
Sales of produced refined products (BPD) (3)	116,890	122,210	120,760	120,900
Refinery utilization (4)	106.9%	109.6%	107.3%	109.2%

Average per produced barrel (5)
Refinery gross margin	$18.61	$22.60	$19.35	$17.84
Refinery operating expenses (6)	5.25	4.53	4.90	4.63
Net operating margin	$13.36	$18.07	$14.45	$13.21

Refinery operating expenses per throughput barrel (7)	$5.23	$4.69	$5.03	$4.73

Feedstocks:
Sweet crude oil	22%	28%	21%	31%
Sour crude oil	69%	65%	70%	61%
Other feedstocks and blends	9%	7%	9%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	49%	51%	50%
Diesel fuels	40%	41%	39%	40%
Fuel oil	3%	3%	3%	3%
Asphalt	5%	5%	5%	4%
LPG and other	2%	2%	2%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	74,790	69,880	78,530	71,000
Refinery throughput (BPD) (2)	81,830	76,120	85,300	78,410
Sales of produced refined products (BPD) (3)	77,680	69,720	77,890	74,850
Refinery utilization (4)	77.1%	72.0%	81.0%	73.2%

Average per produced barrel (6)
Refinery gross margin (8)	$24.97	$24.75	$19.73	$24.95
Refinery operating expenses (9)	11.95	12.80	11.39	11.97
Net operating margin (8)	$13.02	$11.95	$8.34	$12.98

Refinery operating expenses per throughput barrel (10)	$11.34	$11.72	$10.40	$11.42

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	38%	24%	36%	25%
Heavy sour crude oil	30%	44%	33%	44%
Black wax crude oil	23%	24%	23%	22%
Other feedstocks and blends	9%	8%	8%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	54%	53%	56%
Diesel fuels	32%	34%	34%	33%
Fuel oil	4%	2%	4%	3%
Asphalt	5%	7%	5%	5%
LPG and other	5%	3%	4%	3%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	476,030	441,990	443,450	440,350
Refinery throughput (BPD) (2)	506,800	470,560	475,400	471,040
Sales of produced refined products (BPD) (3)	485,500	447,770	459,440	455,640
Refinery utilization (4)	104.2%	96.7%	97.0%	96.4%

Average per produced barrel (5)
Refinery gross margin	$17.23	$19.41	$16.69	$16.25
Refinery operating expenses (6)	6.20	6.36	6.33	6.15
Net operating margin	$11.03	$13.05	$10.36	$10.10

Refinery operating expenses per throughput barrel (7)	$5.94	$6.05	$6.12	$5.94

Feedstocks:
Sweet crude oil	47%	45%	44%	43%
Sour crude oil	29%	29%	30%	30%
Heavy sour crude oil	14%	16%	15%	17%
Black wax crude oil	4%	4%	4%	4%
Other feedstocks and blends	6%	6%	7%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	50%	51%	52%
Diesel fuels	35%	36%	35%	35%
Jet fuels	4%	3%	4%	3%
Fuel oil	2%	2%	2%	2%
Asphalt	4%	5%	4%	4%
Base oils	2%	2%	2%	2%
LPG and other	3%	2%	2%	2%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

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

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lubricants and Specialty Products
Throughput (BPD)	23,190	21,410	19,920	20,530
Sales of produced refined products (BPD)	36,160	31,970	34,740	21,340

Sales of produced refined products:
Finished products	50%	49%	50%	48%
Base oils	24%	28%	27%	31%
Other	26%	23%	23%	21%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended September 30, 2019
Sales and other revenues	$196,355	$477,261	$(135,898)	$537,718
Cost of products sold	$175,976	$357,848	$(135,898)	$397,926
Operating expenses	$27,825	$30,149	$—	$57,974
Selling, general and administrative expenses	$5,862	$38,013	$—	$43,875
Depreciation and amortization	$11,390	$11,310	$—	$22,700
Income (loss) from operations	$(24,698)	$39,941	$—	$15,243

Three months ended September 30, 2018
Sales and other revenues	$197,226	$424,386	$(145,726)	$475,886
Cost of products sold	$177,748	$327,720	$(145,726)	$359,742
Operating expenses	$26,748	$13,540	$—	$40,288
Selling, general and administrative expenses	$7,439	$26,075	$—	$33,514
Depreciation and amortization	$6,345	$4,794	$—	$11,139
Income (loss) from operations	$(21,054)	$52,257	$—	$31,203

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Nine months ended September 30, 2019
Sales and other revenues	$486,035	$1,428,786	$(338,423)	$1,576,398
Cost of products sold	$453,519	$1,087,200	$(338,423)	$1,202,296
Operating expenses	$87,970	$82,685	$—	$170,655
Selling, general and administrative expenses	$25,707	$99,974	$—	$125,681
Depreciation and amortization	$32,991	$32,900	$—	$65,891
Goodwill impairment (4)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(266,864)	$126,027	$—	$(140,837)

Nine months ended September 30, 2018
Sales and other revenues	$546,300	$1,248,886	$(406,771)	$1,388,415
Cost of products sold	$482,842	$964,343	$(406,771)	$1,040,414
Operating expenses	$82,729	$42,372	$—	$125,101
Selling, general and administrative expenses	$22,146	$77,279	$—	$99,425
Depreciation and amortization	$17,986	$12,037	$—	$30,023
Income (loss) from operations	$(59,403)	$152,855	$—	$93,452

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

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2019 was $261.8 million ($1.60 per basic and $1.58 per diluted share), a $80.7 million decrease compared to net income of $342.5 million ($1.95 per basic and $1.93 per diluted share) for the three months ended September 30, 2018. Net income decreased due principally to lower gross refining margins offset by higher refining segment sales volumes. For the three months ended September 30, 2019, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $34.1 million compared to a decrease of $17.8 million for the three months ended September 30, 2018. Refinery gross margins for the three months ended September 30, 2019 decreased to $17.23 per barrel sold from $19.41 for the three months ended September 30, 2018. During the three months ended September 30, 2019, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA for the 2018 calendar year, at which time we recorded a total $36.6 million reduction to cost of products sold.

Sales and Other Revenues
Sales and other revenues decreased 7% from $4,770.8 million for the three months ended September 30, 2018 to $4,424.8 million for the three months ended September 30, 2019 due to a year-over-year decrease in third quarter sales prices offset by higher refined product sales volumes. Sales and other revenues for the three months ended September 30, 2019 and 2018 included $29.9 million and $25.6 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $529.6 million and $474.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended September 30, 2019 and 2018, respectively. Sonneborn contributed $88.1 million in sales and other revenues for the three months ended September 30, 2019.

Table of Content

Cost of Products Sold
Total cost of products sold decreased 9% from $3,770.1 million for the three months ended September 30, 2018 to $3,437.8 million for the three months ended September 30, 2019, due principally to lower crude oil costs, partially offset by higher refined product sales volumes. Additionally during the third quarter of 2019, we recognized a lower of cost or market inventory valuation charge of $34.1 million compared to $17.8 million for the same period of 2018, resulting in a new $209.7 million inventory reserve at September 30, 2019. The reserve at September 30, 2019 is based on market conditions and prices at that time. Current period cost of products sold includes $48.4 million in costs attributable to our Sonneborn operations. During the third quarter of 2019, we recorded a $36.6 million RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 11% from $19.41 for the three months ended September 30, 2018 to $17.23 for the three months ended September 30, 2019. This was due to the effects of a decrease in the average per barrel sold sales price during the current year quarter, partially offset by decreased crude oil and feedstock prices. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 9% from $317.2 million for the three months ended September 30, 2018 to $345.6 million for the three months ended September 30, 2019 due principally to higher repair and maintenance costs. Current period operating expenses include $15.2 million in costs attributable to our Sonneborn operations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 23% from $71.1 million for the three months ended September 30, 2018 to $87.6 million for the three months ended September 30, 2019 due principally to higher legal and professional fees and salary costs. Current period selling, general and administrative expenses include $7.9 million in costs attributable to our Sonneborn operations. Additionally, direct integration and regulatory costs of our recently acquired Sonneborn operations were $3.9 million for the three months ended September 30, 2019.

Depreciation and Amortization Expenses
Depreciation and amortization increased 17% from $108.9 million for the three months ended September 30, 2018 to $127.0 million for the three months ended September 30, 2019. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Current period depreciation and amortization expenses include $9.1 million in costs attributable to our Sonneborn operations.

Interest Income
Interest income for the three months ended September 30, 2019 was $6.2 million compared to $5.1 million for the three months ended September 30, 2018. This increase was due to higher average cash balances on hand during the current year quarter.

Interest Expense
Interest expense was $36.0 million for the three months ended September 30, 2019 compared to $32.4 million for the three months ended September 30, 2018. This increase was due to interest attributable to higher HEP debt levels during the current year quarter relative to the same period of 2018. For the three months ended September 30, 2019 and 2018, interest expense included $18.8 million and $18.0 million, respectively, in interest costs attributable to HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in gains of $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, gain on foreign currency translation included a gain of $5.7 million and a loss of $7.1 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended September 30, 2019, we recorded income tax expense of $103.0 million compared to $116.3 million for the three months ended September 30, 2018. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 25.7% and 24.3% for the three months ended September 30, 2019 and 2018, respectively.

Table of Content

Results of Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2019 was $711.8 million ($4.23 per basic and $4.20 per diluted share), a $244.3 million decrease compared to net income attributable to HollyFrontier stockholders of $956.1 million ($5.42 per basic and $5.37 per diluted share) for the nine months ended September 30, 2018. Net income decreased due principally to a goodwill impairment charge of $152.7 million, offset by an increase in gross refining margins and refining segment sales volumes. For the nine months ended September 30, 2019, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $150.5 million compared to $192.9 million for the nine months ended September 30, 2018. Refinery gross margins for the nine months ended September 30, 2019 increased to $16.69 per produced barrel from $16.25 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA for the 2018 calendar year, at which time we recorded a total $36.6 million reduction to cost of products sold. During the nine months ended September 30, 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold in 2018.

Sales and Other Revenues
Sales and other revenues decreased 2% from $13,370.5 million for the nine months ended September 30, 2018 to $13,104.7 million for the nine months ended September 30, 2019 due to a year-over-year decrease in sales prices, partially offset by higher refined product volumes. Sales and other revenues for the nine months ended September 30, 2019 and 2018 include $89.4 million and $77.8 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,568.2 million and $1,376.5 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the nine months ended September 30, 2019 and 2018, respectively. Sonneborn contributed $253.5 million in sales and other revenues for the nine months ended September 30, 2019.

Cost of Products Sold
Total cost of products sold decreased from $10,502.3 million for the nine months ended September 30, 2018 to $10,157.4 million for the nine months ended September 30, 2019, due principally to lower crude oil costs. Additionally, during the nine months ended September 30, 2019, we recognized a $150.5 million lower of cost or market inventory valuation benefit compared to $192.9 million for the same period of last year, resulting in a new $209.7 million inventory reserve at September 30, 2019. The reserve at September 30, 2019 is based on market conditions and prices at that time. Cost of products sold includes $163.7 million in costs attributable to our Sonneborn operations for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we recorded a $36.6 million RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions. During the nine months ended September 30, 2018, we recorded a $97.0 million RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 3% from $16.25 for the nine months ended September 30, 2018 to $16.69 for the nine months ended September 30, 2019. This was primarily due to the effects of decreased crude oil and feedstock prices during the current year-to-date period. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 8% from $933.7 million for the nine months ended September 30, 2018 to $1,010.4 million for the nine months ended September 30, 2019 due principally to higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery. Prior year period operating expenses included higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018. Current year operating expenses include $38.6 million in costs attributable to our Sonneborn operations.

Table of Content

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 28% from $204.5 million for the nine months ended September 30, 2018 to $261.0 million for the nine months ended September 30, 2019 due principally to higher legal and professional fees and salary costs. Current year selling, general and administrative expenses include $21.0 million in costs attributable to our Sonneborn operations. Additionally, direct integration and regulatory costs of our recently acquired Sonneborn operations were $20.1 million for the nine months ended September 30, 2019. We incurred $3.6 million in integration costs of our PCLI business during the nine months ended September 30, 2018.

Depreciation and Amortization Expenses
Depreciation and amortization increased 16% from $323.6 million for the nine months ended September 30, 2018 to $375.3 million for the nine months ended September 30, 2019. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Current year depreciation and amortization expenses include $24.4 million in costs attributable to our Sonneborn operations.

Goodwill Impairment
During the nine months ended September 30, 2019, we recorded goodwill impairment charges of $152.7 million that relate to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on the PCLI impairment.

Interest Income
Interest income for the nine months ended September 30, 2019 was $17.1 million compared to $10.7 million for the nine months ended September 30, 2018. This increase was due to higher average cash balances during the current year-to-date period.

Interest Expense
Interest expense was $106.9 million for the nine months ended September 30, 2019 compared to $97.4 million for the nine months ended September 30, 2018. This increase was due to interest attributable to higher HEP debt levels during the current year relative to the same period of 2018. For the nine months ended September 30, 2019 and 2018, interest expense included $57.1 million and $53.2 million, respectively, in interest costs attributable to HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in a $4.9 million gain for the nine months ended September 30, 2019, and a $5.5 million gain for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, gain on foreign currency translation included a loss of $9.0 million and a gain of $18.5 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the nine months ended September 30, 2019, we recorded income tax expense of $279.9 million compared to $318.7 million for the nine months ended September 30, 2018. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 26.1% and 23.9% for the nine months ended September 30, 2019 and 2018, respectively. Our current year effective tax rate reflects the effects of the $152.7 million goodwill impairment charge that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

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

Table of Content

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the nine months ended September 30, 2019, HEP received advances totaling $269.5 million and repaid $257.0 million under the HEP Credit Agreement. At September 30, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $935.5 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the nine months ended September 30, 2019, HEP did not issue any common units under this program. As of September 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

HEP intends to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under HEP’s credit facility may be reborrowed from time to time.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. In addition, components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for repurchases of our common stock under our share repurchase program, support of our master limited partnership and the payment of cash dividends.

As of September 30, 2019, our cash and cash equivalents totaled $981.9 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In September 2018, our Board of Directors approved a $1 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2019, we had remaining authorization to repurchase up to $313.2 million under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $172.9 million for the nine months ended September 30, 2019. Net cash used for investing and financing activities of $856.8 million, and $729.3 million, respectively, exceeded net cash provided by operating activities of $1,411.4 million.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net cash flows provided by operating activities were $1,411.4 million for the nine months ended September 30, 2019 compared to $1,129.9 million for the nine months ended September 30, 2018, an increase of $281.5 million. Net income for the nine months ended September 30, 2019 was $791.3 million, a decrease of $222.6 million compared to $1,013.9 million for the nine months ended September 30, 2018. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, gain / loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $531.5 million for the nine months ended September 30, 2019 compared to $256.4 million for the same period in 2018. Adjusted for non-cash items, changes in working capital increased operating cash flows by $244.3 million and decreased operating cash flows by $33.5 million, for the nine months ended September 30, 2019 and 2018, respectively. Additionally, for the nine months ended September 30, 2019, turnaround expenditures increased to $152.4 million from $114.6 million from the same period of 2018.

Table of Content

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net cash flows used for investing activities were $856.8 million for the nine months ended September 30, 2019 compared to $259.2 million for the nine months ended September 30, 2018, an increase of $597.6 million. Current year investing activities reflect a net cash outflow of $662.7 million upon the acquisition of Sonneborn, and prior year investing activities reflect a net cash outflow of $54.1 million upon the acquisition of Red Giant Oil. Cash expenditures for properties, plants and equipment for the first nine months of 2019 decreased to $195.1 million from $209.1 million for the same period in 2018. These include HEP capital expenditures of $23.8 million and $41.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Planned Capital Expenditures

HollyFrontier Corporation
Each year our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. During 2019, we expect to spend approximately $600.0 million to $640.0 million in cash for capital projects and refinery turnarounds appropriated in 2019 and prior years. Refinery turnaround spending is amortized over the useful life of the turnaround. Our expected capital and turnaround cash spending for 2019 is as follows:

	Expected Cash Spending Range
	(In millions)
Type:
Capital	$300.0	-	$320.0
Turnarounds	300.0	-	320.0
Total	$600.0	-	$640.0

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2019 HEP capital budget is comprised of $7.0 million to $8.0 million for maintenance capital expenditures and $35.0 million expansion capital expenditures. HEP expects the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks and enhanced blending capabilities at its racks. In addition, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining live of the related service agreements.

Table of Content

Cash Flows – Financing Activities

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net cash flows used for financing activities were $729.3 million for the nine months ended September 30, 2019 compared to $423.4 million for the nine months ended September 30, 2018, an increase of $305.9 million. During the nine months ended September 30, 2019, we purchased $472.0 million of treasury stock and paid $168.0 million in dividends. Also during this period, HEP received $269.5 million and repaid $257.0 million under the HEP Credit Agreement and paid distributions of $100.1 million to noncontrolling interests. During the nine months ended September 30, 2018, we purchased $177.7 million of treasury stock and paid $175.9 million in dividends. Also during this period, HEP received $256.0 million and repaid $347.0 million under the HEP Credit Agreement, received $114.9 million in proceeds from the issuance of its common units and paid distributions of $93.1 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the nine months ended September 30, 2019.

HEP

During the nine months ended September 30, 2019, HEP had net borrowings of $12.5 million resulting in $935.5 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2019. There were no other significant changes to HEP’s long-term contractual obligations during this period.

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

At September 30, 2019, our lower of cost or market inventory valuation reserve was $209.7 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Table of Content

Goodwill and Long-lived Assets: As of September 30, 2019, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $324.1 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

We performed our annual goodwill impairment testing as of July 1, 2019 and determined there was no additional impairment of goodwill attributable to our reporting units.

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

Table of Content

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

As of September 30, 2019, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2019	2020	2021	Unit of Measure

Natural gas price swaps - long	4,050,000	450,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	7,418,000	1,196,000	6,222,000	—	Barrels
WTI and gasoline crack spread swaps - short	200,000	200,000	—	—	Barrels
NYMEX futures (WTI) - short	1,825,000	1,713,000	112,000	—	Barrels
Forward gasoline and diesel contracts - long	538,500	538,500	—	—	Barrels
Forward crude oil contracts -short	423,739	423,739	—	—	Barrels
Forward crude oil contracts - long	140,849	140,849	—	—	Barrels
Physical contracts - long	350,000	350,000	—	—	Barrels
Physical contracts - short	350,000	350,000	—	—	Barrels
Foreign currency forward contracts	434,443,896	114,213,501	320,230,395	—	U.S. dollar
Forward commodity contracts (platinum) (1)	41,147	41,147	—	—	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2019	2018
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$8,432	$14,837

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2019 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,121,460	$23,042
HEP Senior Notes	$500,000	$523,220	$10,800

Table of Content

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2019, outstanding borrowings under the HEP Credit Agreement were $935.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to HollyFrontier stockholders	$261,813	$342,466	$711,783	$956,064
Add income tax expense	103,021	116,258	279,862	318,742
Add interest expense	36,027	32,399	106,938	97,446
Subtract interest income	(6,164)	(5,136)	(17,127)	(10,660)
Add depreciation and amortization	127,016	108,885	375,345	323,605
EBITDA	$521,713	$594,872	$1,456,801	$1,685,197

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$11.03	$13.05	$10.36	$10.10
Add average refinery operating expenses per produced barrel sold	6.20	6.36	6.33	6.15
Refinery gross margin per produced barrel sold	17.23	19.41	16.69	16.25
Times produced barrels sold (BPD)	485,500	447,770	459,440	455,640
Times number of days in period	92	92	273	273
Refining segment gross margin	769,595	799,592	2,093,379	2,021,333
Add (subtract) rounding	208	(16)	(278)	(507)
Total refining segment gross margin	769,803	799,576	2,093,101	2,020,826
Add refining segment cost of products sold	3,177,167	3,572,593	9,598,539	10,179,509
Refining segment sales and other revenues	3,946,970	4,372,169	11,691,640	12,200,335
Add lubricants and specialty products segment sales and other revenues	537,718	475,886	1,576,398	1,388,415
Add HEP segment sales and other revenues	135,895	125,784	401,143	373,428
Subtract corporate, other and eliminations	(195,755)	(203,040)	(564,491)	(591,716)
Sales and other revenues	$4,424,828	$4,770,799	$13,104,690	$13,370,462

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.20	$6.36	$6.33	$6.15
Times produced barrels sold (BPD)	485,500	447,770	459,440	455,640
Times number of days in period	92	92	273	273
Refinery operating expenses	276,929	261,999	793,954	764,997
Add (subtract) rounding	(60)	11	127	(582)
Total refining segment operating expenses	276,869	262,010	794,081	764,415
Add lubricants and specialty products segment operating expenses	57,974	40,288	170,655	125,101
Add HEP segment operating expenses	44,924	35,995	123,045	106,731
Subtract corporate, other and eliminations	(34,189)	(21,097)	(77,359)	(62,548)
Operating expenses (exclusive of depreciation and amortization)	$345,578	$317,196	$1,010,422	$933,699

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Environmental Matters

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) relating to Notices of Violations issued in late 2016 and 2018 for possible violations of air quality standards related to operation of certain refinery units at the Cheyenne Refinery. On July 18, 2019, HFCR and WDEQ entered into a consent decree pursuant to which HFCR agreed to pay penalties related to alleged violations of air quality limits that occurred during the second quarter of 2016 through the second quarter of 2017. HFCR and WDEQ are in discussions to resolve alleged violations of air quality limits that occurred during the third quarter of 2017 through calendar year 2018.

On August 19, 2019 and October 30, 2019, HFCR received letters from the EPA providing a preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through the second quarter of 2019 pursuant to HFCR’s federal consent decree. HFCR responded to the EPA preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through calendar year 2018 in a letter dated September 18, 2019 and is in dialogue with the EPA and the WDEQ to discuss an appropriate resolution of all alleged violations.

Separately, on October 23, 2019, HFCR received a Notice of Violation from the WDEQ for possible violations of air quality standards during the first and second quarters of 2019, which are not addressed by the federal consent decree. No penalty demand has yet been made by the WDEQ relating to such possible violations.  HFCR and WDEQ are working towards settlement of these alleged violations.

It is too soon to predict the outcome of the negotiations and the ultimate penalty amount.

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

The Occupational Safety and Health Administration (“OSHA”) completed an investigation of the March 2019 event and issued one citation to HFEDR on August 29, 2019. HFEDR is currently in dialogue with OSHA about possible settlement. HFEDR previously settled the OSHA claims related to an investigation of the September 2017 event. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. We are cooperating with this investigation.

Table of Content

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West refineries. On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations concern Clean Air Act regulated fuel gas and flare operations. On July 1, 2019, ODEQ issued a demand letter for stipulated penalties under the East Refinery Consent Decree as proposed in the 2017 meeting. In August 2019, HFTR paid the penalties set forth in the demand letter to ODEQ and the EPA satisfying the requirements of the East Refinery Consent Decree. On September 16, 2019, ODEQ issued a demand letter for stipulated penalties under the West Refinery Consent Decree. HFTR is working with ODEQ to resolve this matter. Additionally, on April 3, 2019, during a meeting between the parties, the EPA notified HFTR of potential monitoring violations of the Consent Decrees. HFTR is working with the ODEQ and the EPA to document a settlement agreement for the additional actions.

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) received an early settlement agreement from the Utah Department of Environmental Quality’s Division of Air Quality (“DAQ”) for alleged violations associated with operation of HFWCR’s diesel-fired emergency engines. HFWCR has reached an agreement in principle with the Utah Attorney General’s office to settle this matter. The agreement is subject to review and approval by the Utah Air Quality Board.

Federal Trade Commission

On July 23, 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a related Subpoena Duce Tecum requesting we provide specified information relating to the Sonneborn acquisition that closed on February 1, 2019. We are in the process of responding to the FTC request. Based on the limited information that we have at this time, we are unable to predict the outcome of this request. On December 14, 2018, we received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act from the FTC and Department of Justice with respect to the Sonneborn acquisition. On January 17, 2019, we received early termination of the applicable waiting period under the German antitrust laws with respect to the Sonneborn acquisition. Early termination is granted to transactions that the antitrust agencies determine raise no substantive competition concerns.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier have intervened in three lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We believe the EPA correctly applied applicable law to the matters at issue and will vigorously defend the EPA’s position on small refinery exemptions.

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

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	1,258,100	$47.94	1,258,100	$448,563,068
August 2019	1,449,882	$46.50	1,449,882	$381,139,885
September 2019	1,328,000	$51.15	1,328,000	$313,216,174
Total for July to September 2019	4,035,982		4,035,982

Item 6.	Exhibits

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

10.2
Sixth Amended and Restated Master Throughput Agreement, dated as of October 2, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners -Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed October 3, 2019, File No. 1-03876).

10.3
Twentieth Amended and Restated Omnibus Agreement, dated as of October 2, 2019, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report filed October 3, 2019, File No. 1-03876).

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

101
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: October 31, 2019	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2019	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)