Form 10-K
period 2019-12-31
HollyFrontier Corp
filed 2020-02-20
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________  to  ______________
Commission File Number 1-3876
HOLLYFRONTIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1056913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood, Suite 1300
Dallas
Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 871-3555
Registrant’s telephone number, including area code
-------------------------------------------------------------------

Securities registered pursuant to 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	HFC	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
On June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $7.1 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
161,869,492 shares of Common Stock, par value $.01 per share, were outstanding on February 14, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 13, 2020, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference in Part III.

Table of Content

Table of Content

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management's beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers and transporters of refined petroleum products or lubricant and specialty products in our markets;

•	the demand for and supply of crude oil, refined products and lubricant and specialty products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products or lubricant and specialty products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines;

•	effects of governmental and environmental regulations and policies;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out and consummating construction projects;

•	our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist or cyberattacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

On October 29, 2016, we entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”). The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI, located in Mississauga, Ontario, is the largest producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity and is the largest manufacturer of high margin Group III base oils in North America.

As of December 31, 2019, we:

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

•	owned and operated PCLI located in Mississauga, Ontario, which produces base oils and other specialty lubricant products;

•	owned and operated Sonneborn with manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products such as white oils, petrolatums and waxes;

•
owned and operated Red Giant Oil, which supplies locomotive engine oil and has storage and distribution facilities in Iowa, Kansas, Utah and Wyoming, along with a blending and packaging facility in Texas;

•	owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and

Table of Content

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

Our operations are currently organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries and HFC Asphalt. The Lubricants and Specialty Products segment includes the operations of our Petro-Canada Lubricants business, Red Giant Oil and Sonneborn in addition to specialty lubricant products produced at our Tulsa Refinery. The HEP segment involves all of the operations of HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Years Ended December 31,
	2019	2018	2017
Consolidated
Crude charge (BPD) (1)	427,600	431,570	438,800
Refinery throughput (BPD) (2)	458,600	463,340	472,010
Sales of produced refined products (BPD) (3)	449,190	452,630	452,270
Refinery utilization (4)	93.6%	94.4%	96.0%

Average per produced barrel sold (5)
Refinery gross margin	$15.96	$17.71	$11.56
Refinery operating expenses (6)	6.68	6.39	6.11
Net operating margin	$9.28	$11.32	$5.45

Refinery operating expenses per throughput barrel (7)	$6.54	$6.24	$5.86

Feedstocks:
Sweet crude oil	44%	43%	48%
Sour crude oil	30%	30%	25%
Heavy sour crude oil	15%	17%	16%
Black wax crude oil	4%	4%	4%
Other feedstocks and blends	7%	6%	7%
Total	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)
Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

Table of Content

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

(6)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.

(7)	Represents total refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Products and Customers
Set forth below is information regarding refined product sales:

	Years Ended December 31,
	2019	2018	2017
Consolidated
Sales of refined products:
Gasolines	52%	52%	52%
Diesel fuels	34%	34%	34%
Jet fuels	4%	3%	4%
Fuel oil	2%	2%	2%
Asphalt	4%	4%	4%
Base oils	2%	2%	2%
LPG and other	2%	3%	2%
Total	100%	100%	100%

Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Base oils are intercompany sales to our Lubricants and Specialty Products segment. LPG's are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. See Note 5 “Revenues” in the Notes to Consolidated Financial Statements for additional information on our significant customers.

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

Table of Content

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2019	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	254,010	249,240	261,380
Refinery throughput (BPD) (2)	268,500	264,730	277,940
Sales of produced refined products (BPD) (3)	259,310	255,800	260,800
Refinery utilization (4)	97.7%	95.9%	100.5%

Average per produced barrel sold (5)
Refinery gross margin	$13.71	$14.44	$9.91
Refinery operating expenses (6)	5.77	5.51	5.15
Net operating margin	$7.94	$8.93	$4.76

Refinery operating expenses per throughput barrel (7)	$5.58	$5.32	$4.83

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

	Years Ended December 31,
	2019	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	55%	54%	61%
Sour crude oil	24%	24%	17%
Heavy sour crude oil	16%	16%	16%
Other feedstocks and blends	5%	6%	6%
Total	100%	100%	100%

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

Products
Set forth below is information regarding refined product sales attributable to our Mid-Continent region:

	Years Ended December 31,
	2019	2018	2017
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of refined products:
Gasolines	51%	51%	50%
Diesel fuels	32%	33%	33%
Jet fuels	7%	6%	7%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	3%
Base oils	4%	4%	4%
LPG and other	2%	2%	2%
Total	100%	100%	100%

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

Table of Content

The following table sets forth information about our Southwest region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2019	2018	2017
Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	101,760	109,440	100,040
Refinery throughput (BPD) (2)	111,870	118,630	109,280
Sales of produced refined products (BPD) (3)	117,230	120,520	111,630
Refinery utilization (4)	101.8%	109.4%	100.0%

Average per produced barrel sold (5)
Refinery gross margin	$18.97	$19.05	$12.40
Refinery operating expenses (6)	5.10	4.81	5.20
Net operating margin	$13.87	$14.24	$7.20

Refinery operating expenses per throughput barrel (7)	$5.35	$4.89	$5.31

Footnote references are provided under our Consolidated Refinery Operating Data table on page 7.

	Years Ended December 31,
	2019	2018	2017
Southwest Region (Navajo Refinery)
Feedstocks:
Sweet crude oil	21%	27%	25%
Sour crude oil	70%	65%	66%
Other feedstocks and blends	9%	8%	9%
Total	100%	100%	100%

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

On November 18, 2019, we announced our plans to construct a new renewable diesel unit (“RDU”) at our Artesia facility. The RDU will have a production capacity of approximately 125 million gallons a year and allow us to process soybean oil and other renewable feedstocks into renewable diesel. This investment will provide us the opportunity to meet the demand for low-carbon fuels while covering the cost of our annual RINs purchase obligation under current market conditions. The RDU, along with corresponding rail infrastructure and storage tanks, is estimated to have a total capital cost of $350 million, and is expected to be completed in the first quarter of 2022.

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

Table of Content

Products
Set forth below is information regarding refined product sales attributable to our Southwest region:

	Years Ended December 31,
	2019	2018	2017
Southwest Region (Navajo Refinery)
Sales of refined products:
Gasolines	52%	50%	51%
Diesel fuels	37%	40%	39%
Fuel oil	3%	3%	3%
Asphalt	5%	4%	4%
LPG and other	3%	3%	3%
Total	100%	100%	100%

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

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)

Facilities
The Cheyenne and the Woods Cross Refineries have crude oil processing capacities of 52,000 and 45,000 barrels per stream day, respectively. The Cheyenne Refinery processes heavy Canadian crudes as well as local sweet crudes such as that produced from the Bakken shale and similar resources. The Woods Cross Refinery processes regional sweet and black wax crude into high-value light products.

The following tables set forth information about our Rocky Mountain region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2019	2018	2017
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	71,830	72,890	77,380
Refinery throughput (BPD) (2)	78,230	79,980	84,790
Sales of produced refined products (BPD) (3)	72,650	76,300	79,840
Refinery utilization (4)	74.1%	75.1%	79.8%

Average per produced barrel sold (5)
Refinery gross margin	$19.13	$26.55	$15.78
Refinery operating expenses (6)	12.47	11.83	10.46
Net operating margin	$6.66	$14.72	$5.32

Refinery operating expenses per throughput barrel (7)	$11.58	$11.28	$9.85

Table of Content

	Years Ended December 31,
	2019	2018	2017
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	36%	28%	34%
Heavy sour crude oil	32%	42%	35%
Black wax crude oil	24%	21%	22%
Other feedstocks and blends	8%	9%	9%
Total	100%	100%	100%

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

Products
Set forth below is information regarding refined product sales attributable to our Rocky Mountain region:

	Years Ended December 31,
	2019	2018	2017
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Sales of refined products:
Gasolines	53%	55%	58%
Diesel fuels	34%	33%	32%
Fuel oil	4%	3%	3%
Asphalt	5%	5%	4%
LPG and other	4%	4%	3%
Total	100%	100%	100%

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

LUBRICANTS AND SPECIALTY PRODUCTS OPERATIONS

Our lubricants and specialty products operations consist of our Petro-Canada Lubricants, Red Giant Oil, Sonneborn and the Tulsa rack forward businesses.

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

Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes for the personal care, cosmetic, pharmaceutical and food processing industries. Combined with Petro-Canada Lubricants, it is one of the world's largest producers of pharmaceutical white oils.

Our Tulsa Refinery produces high quality base oils, process oils, waxes, horticultural oils and asphalt performance products. Products are marketed worldwide through strategically located terminals in the United States and selected distributors internationally.

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2019, Red Giant Oil for the period August 1, 2018 (date of acquisition) through December 31, 2019, and Sonneborn for the period February 1, 2019 (date of acquisition) through December 31, 2019.

	Years Ended December 31,
	2019	2018	2017
Lubricants and Specialty Products
Throughput (BPD)	20,251	19,590	21,710
Sales of produced refined products (BPD)	34,827	30,510	32,910

Sales of produced refined products:
Finished products	49%	48%	45%
Base oils	27%	31%	31%
Other	24%	21%	24%
Total	100%	100%	100%

PCLI owns and operates a production facility located in Mississauga, Ontario having lubricant production capacity of 15,600 BPD and has the flexibility to match unique lubricant product formulations. The primary operating units are high-pressure hydrotreating and hydrofinishing, solvent dewaxing and catalytic dewaxing. In addition, the facility operates a hydrogen plant, naphtha hydrotreater and catalytic reformer, along with other utility units to support production. The Mississauga plant also includes packaging facilities and has extensive distribution capabilities with marine, truck and rail access.

Red Giant Oil, headquartered in Council Bluffs, Iowa, owns and operates blending and distribution facilities in Council Bluffs, Iowa; Joshua, TX; Newcastle, Wyoming; Ogden, Utah and Pittsburg, Kansas.

Table of Content

Sonneborn has manufacturing facilities in Petrolia, Pennsylvania and the Netherlands. The Sonneborn Petrolia site has a production capacity of 6,000 BPD with flexibility to produce a full range of finished specialty products. The primary operating unit is a high-pressure hydrotreater with hydrofinishing. In addition, the facility operates a hydrogen plant along with other utility units to support production. The Petrolia plant also includes packaging facilities with distribution capabilities through rail and trucking. The Sonneborn Netherland sites include processing facilities in Amsterdam and Koog with a production capacity of approximately 1,500 BPD. The primary operating units include base oil acid treating, percolation filtration, and bleaching & steaming operations. The Netherland sites include packaging facilities with distribution capabilities through truck and marine.

HOLLY ENERGY PARTNERS, L.P.

HEP is a Delaware limited partnership that trades on the New York Stock Exchange under the trading symbol “HEP.” HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek US Holdings, Inc.'s (“Delek”) refinery in Big Spring, Texas. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”), Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a to-be-constructed pipeline that will run from Cushing, Oklahoma to our Tulsa Refineries.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by leasing certain pipeline capacity to third parties including Delek, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at its storage tanks, terminals and refinery processing units. HEP does not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

Investment in Joint Venture

Cushing Connect Joint Venture
On October 2, 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65.0 million.

Acquisition

SLC Pipeline and Frontier Aspen
On October 31, 2017, HEP acquired the remaining 75% interest in SLC Pipeline LLC, the owner of a pipeline that serves refineries in the Salt Lake City, Utah area (the “SLC Pipeline”), and the remaining 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), from subsidiaries of Plains for cash consideration of $250.0 million.

Table of Content

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2019, these agreements result in minimum annualized payments to HEP of $348.1 million.

Our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

As of December 31, 2019, HEP's assets included:

Pipelines

•
approximately 800 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

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

•	a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming; and

•	a 50% interest in Cushing Connect, a joint venture formed to construct a 160,000 BPD pipeline to connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries.

Refined Product Terminals and Refinery Tankage

•
three refined product terminals located in Orla, Texas and Moriarty and Bloomfield, New Mexico, with an aggregate capacity of approximately 458,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;

•	one refined product terminal located in Spokane, Washington, with a capacity of approximately 400,000 barrels, that serves third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho, with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

•
two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of approximately 600,000 barrels, that are integrated with HEP's refined product pipelines that serve Delek's Big Spring, Texas refinery;

Table of Content

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

•	on-site crude oil tankage at our Tulsa, El Dorado, Navajo, Cheyenne and Woods Cross Refineries having an aggregate storage capacity of approximately 1,350,000 barrels;

•	on-site refined and intermediate product tankage at our El Dorado, Tulsa and Cheyenne Refineries having an aggregate storage capacity of approximately 8,800,000 barrels;

•	eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,200,000 barrels that primarily serve our El Dorado Refinery;

•	Frontier Pipeline's tankage with an aggregate capacity of approximately 72,000 barrels; and

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels; and

•	a 50% interest in Cushing Connect's crude oil tankage with a capacity of approximately 1,500,000 barrels in Cushing, Oklahoma.

Refinery Processing Units

•	a naphtha fractionation tower at our El Dorado Refinery, with a capacity of 50,000 BPD of desulfurized naphtha;

•	a hydrogen generation unit at our El Dorado Refinery, with a capacity of 6.1 million standard cubic feet per day of natural gas.

•	a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchangers, at our Woods Cross Refinery, with a feedstock capacity of 15,000 BPD of crude oil;

•	a FCC unit at our Woods Cross Refinery, which converts crude oil to high-value refined products such as gasoline, diesel and liquefied petroleum gases, with a capacity of 8,000 BPD; and

•	a polymerization unit at our Woods Cross Refinery, that uses the output of the fluid cracking unit and converts them into gasoline blendstock, with a capacity of 2,500 BPD.

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

Employees and Labor Relations
As of December 31, 2019, we had 4,074 employees, of which 1,430 are currently covered by collective bargaining agreements having various expiration dates between 2020 and 2024. We consider our employee relations to be good.

Environmental Regulation
We are subject to numerous international, federal, state, provincial and local laws and regulations regulating worker health and safety, the discharge of substances into the environment, or otherwise relating to the protection of the environment and natural resources. Permits or other authorizations are required under these laws and regulations for the operation of our refineries, pipelines and related facilities, which can result in the imposition of costly reporting, installation of pollution control equipment and maintenance obligations. Moreover, these permits and authorizations are subject to revocation, modification and renewal, as well as challenges from third parties.

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; the issuance of injunctive relief limiting or prohibiting certain operations; and reputational harm. In addition, many environmental laws provide a mechanism for citizens to file suit against regulated facilities for alleged environmental violations. Compliance with applicable environmental laws, regulations and permits or other authorizations will continue to have an impact on our operations, the results of our operations and our capital expenditures.

Table of Content

Clean Air Act - Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”) as well as related state and local laws and regulations. Certain CAA regulatory programs applicable to our facilities require capital expenditures for the installation of certain air pollution control devices, operational procedures to minimize emissions, and monitoring and reporting of emissions. Additionally, the Environmental Protection Agency (“EPA”) has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. Also, the EPA has reduced several National Ambient Air Quality Standards (“NAAQS”), and implementation of such revised NAAQS could result in stricter permitting requirements, delay or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Moreover, in February 2016, a new EPA rule became effective that requires, among other things, benzene monitoring at the refinery fence line beginning in January 2018 and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

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

The EPA has historically used its waiver authority to establish volumes lower than the statutory volumes required by EISA, but the EPA’s interpretation of its waiver authority, as well as its implementation of the RFS, has been subject to numerous court challenges. Lawsuits have been filed by the renewable fuel industry challenging the EPA's grant of small refinery exemptions. For additional information regarding risks relating to our small refinery exemptions, see Item 1A, “Risk Factors - The availability and cost of renewable identification numbers and other required credits could have an adverse effect on our financial condition and results of operations.” Additionally, in November 2017, the EPA denied petitions requesting to change the point of obligation for compliance under the RFS program to the terminal rack. Legal challenges of the EPA's decision are ongoing. We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of renewable fuel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if any of the RINs purchased by us on the open market are subsequently found by the EPA to be invalid, we could incur significant costs, penalties, or other liabilities in connection with replacing any invalid RINs and resolving any enforcement action brought by the EPA.

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which requires a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm. These requirements, other CAA requirements, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures and purchase sulfur credits at significant cost to enable our refineries to produce products that meet applicable requirements.

Table of Content

Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Measures to date have included cap and trade programs, carbon taxes, vehicle efficiency standards and low carbon fuel standards. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal-fired power plants that will likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. However, the Clean Power Plan was challenged in various courts, and the U.S. Supreme Court has stayed implementation of the rule. The U.S. Court of Appeals for the District of Columbia has held the litigation in abeyance. In October 2017, the EPA proposed to repeal the Clean Power Plan, and on July 8, 2019, the EPA issued a replacement rule titled the Affordable Clean Energy Rule, which is focused solely on electric generating units. Neither the Clean Power Plan nor the Affordable Clean Energy Rule would directly affect our operations. To the extent the EPA fully implements a rule that imposes higher costs on electricity generating units it could result in increased power costs for our refineries in future years.

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

The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” On January 23, 2020, the EPA, in conjunction with the U.S. Army Corps of Engineers (the “Corps”), issued a final rule regarding the definition of “waters of the United States,” which narrowed the regulatory reach of the CWA regulations relative to a prior 2015 rulemaking. The final rule will become effective 60 days after issuance. Because the rule does not expand the scope of the CWA’s jurisdiction, it will not likely adversely impact our operations; however, we expect the final rule to be subject to litigation, and multiple challenges to the EPA's prior rulemakings remains pending, both of which create uncertainty.

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

Other Environmental Regulations - Our Canadian assets and operations are also required to comply with various Canadian federal, provincial and municipal regulations. The regulations are in many cases conceptually similar to those described above for our U.S. operations. The principal legislation affecting our Canadian operations is the Canadian Environmental Protection Act, the Fisheries Act, the Greenhouse Gas Pollution Pricing Act and their regulations at a federal level and various provincial statutes and regulations such as the Ontario Environmental Protection Act, the Ontario Occupational Health and Safety Act and the Ontario Water Resources Act. All these laws contain broad prohibitions against causing harm to air, land, water, people or any other living organism and in many cases contain detailed prescriptive rules governing many aspects of our operations. Regulatory trends towards more stringent emission requirements and operating controls are expected to continue at federal, provincial and local levels.

Additionally, our assets and operations in the Netherlands are required to comply with Dutch regulations that are similar to, and in some cases more stringent than, those described above for our U.S. operations. The statutes to which our Dutch assets and operations are subject include the Environmental Protection Act, the Activities Decree, the Environmental Licensing (General Provisions) Bill, the Water Act, the Soil Protection Act, the Major Accidents (Risks) Decree, the European Habitat Directive, and the Economic Offences Act. However, many of the existing environmental laws will be supplanted by the Environment and Planning Act, which is expected to enter into force in January 2021. Generally, these regulations create a system of environmental permits covering the most significant emissions to water, air and soil, as well as other environmental impacts. The Netherlands also participates in certain broader European legal initiatives, including GHG cap and trade programs. Additionally, in December 2019, the High Council of the Netherlands upheld a court order for the government of the Netherlands to reduce the country's GHG emissions by 25% (compared to 1990) by 2020, and in January 2020,the Climate Act came into force, with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% by 2050. It is unclear what further measures the Dutch government will take to reduce GHG emissions pursuant to this law.

Enforcement and Litigation Proceedings - As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, GHG emissions, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2019, we had an accrual of $117.7 million related to such environmental liabilities.

Table of Content

We are and have been the subject of various local, state, provincial, federal and private proceedings and inquiries relating to compliance with environmental laws and regulations and conditions, including those discussed above. Compliance with current and future environmental regulations is expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued, if applicable.

Occupational Health and Safety - Our operations are subject to various laws and regulations relating to occupational health and safety, including the Occupational Safety and Health Act (“OSHA”), comparable state statutes, and Canadian and Dutch regulations applicable to our operations in Canada and the Netherlands. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to ensure compliance with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and EPA Risk Management Plan (“RMP”) regulations, both of which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third party compliance audits. Many of the revised requirements do not become effective until 2021, and the EPA issued a final rule in December 2019 that rescinded several of the requirements of the 2017 rule. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Table of Content

The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.

Among these factors is the demand for crude oil and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery operations. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

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

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover. For example, we recorded a non-cash decrease to cost of products sold in the amount of $119.8 million and an increase of $136.3 million for the years ended December 31, 2019 and 2018, respectively.

There are various risks associated with greenhouse gases and climate change that could result in increased operating costs and litigation and reduced demand for the refined products we produce and investment in our industry.

Climate change continues to attract considerable attention in the United States, Canada, Europe, and other regions. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the refining of petroleum products and emission of GHGs.

Table of Content

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gas emissions, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. The U.S. Supreme Court has also found that GHG emissions constitute a pollutant under the CAA. Accordingly, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or to control or reduce emissions of GHGs, including methane, from such sources. In addition, the EPA, together with the DOT, implement GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Similar such regulations exist at the provincial and federal levels in Canada, including a nation-wide greenhouse gas pricing initiative and regulations related to the control of GHGs from automobiles and light duty trucks and either cap and trade programs or carbon taxes in the provinces of Quebec, Ontario, and Alberta. The Netherlands also participates in certain European legal initiatives, including GHG cap and trade programs, and recently promulgated the Climate Act with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% by 2050. It is unclear what further measures the Dutch government will take to reduce GHG emissions pursuant to this law. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the refined products that we produce. Additionally, political, litigation and financial risks may result in curtailed refinery activity, incurred liability, or other adverse effects on our business, financial condition and results of operations.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. While we are not party to such suits at this time, we may become subject to such litigation in the future. Such cases could also adversely impact public perception and the demand for fossil fuels and petroleum products, which could subsequently result in decreased demand for our services and refined products and a drop in our share price.

Our share price could be adversely impacted if existing shareholders, including institutional investors, elect in the future to shift some or all of their investments into non-energy related sectors based on social and environmental considerations. Additionally, in recent years institutional lenders have become more attentive to sustainable lending practices and have been lobbied intensively, and often publicly, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, could result in a reduction of available capital funding for potential development projects and could also adversely affect demand for our services and refined products, all of which could impact our future financial results.

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

Table of Content

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently indicated it plans to more closely align the agency’s criteria for granting small refinery exemptions with the recommendation of the Department of Energy, which could result in fewer such exemptions being granted. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. EPA recently promulgated new RFS regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This also could increase the number of RINs we need to purchase. Additionally, a recent decision by the U.S. Court of Appeals for the 10th Circuit vacated two small refinery exemption decisions for the 2016 compliance year and remanded the case to the EPA for further proceedings. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions.

In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

To successfully operate our facilities, we are required to expend significant amounts for capital outlays and operating expenditures. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.

Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. We have taken significant measures to expand and upgrade units in our facilities by installing new equipment and redesigning older equipment to improve refinery capacity. The installation and redesign of key equipment at our facilities involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations.

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

•
severe adverse weather conditions, natural disasters, terrorists or cyberattacks, domestic vandalism or other events (such as equipment malfunctions, explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

Table of Content

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

Our forecasted internal rates of return are also based upon our projections of future market fundamentals which are not within our control, including changes in general economic conditions, available alternative supply, global market conditions, actions by foreign nations and customer demand.

Cyberattacks or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon information systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. We monitor our information systems on a 24/7 basis in an effort to detect cyberattacks or security breaches. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We implemented these efforts along with other risk mitigation procedures to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing threat landscape and improve our security posture. Information technology system failures, communications network disruptions (whether intentional by a third party or due to natural disaster), and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable.

Furthermore, we collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. Despite our security measures, our information systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of the stored information, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect customer or company information and our financial reporting. Even with insurance coverage, a claim could be denied or coverage delayed. A cyber-attack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or a loss of consumer confidence in our products and services, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

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

Table of Content

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

The market for our lubricants and specialty products segment is highly competitive and requires us to continuously develop and introduce new products and product enhancements.

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

Our acquisition strategy involves numerous risks, any of which could adversely affect us.

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

Table of Content

We incur significant costs, and expect to incur additional costs in the future, to comply with existing, new and changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Operations of our facilities and pipelines are subject to international, foreign, federal, state, provincial and local laws regulating, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. In addition, we have manufacturing and distribution operations in foreign countries that are subject to the environmental laws and regulations of such foreign countries. Permits or other authorizations are required under these laws for the operation of our facilities, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, refinery shutdowns, and reputational harm. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards and, in 2018, published attainment/nonattainment designations. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. In November 2018, the EPA published amendments to the new rules to clarify and correct certain requirements. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and waterway contamination, air pollution, personal injury and property damage allegedly caused by substances which we processed, manufactured, handled, used, released or disposed.

We are and have been the subject of various local, state, provincial, federal, foreign, international and private proceedings relating to environmental regulations, conditions and inquiries. Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued.

Our operations are also subject to various foreign and domestic laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, stakeholders, reputation and results of operations.

The costs of environmental and safety regulations are already significant and compliance with more stringent laws or regulations or adverse changes in the interpretation of existing regulations by government agencies or courts could have an adverse effect on the financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

Table of Content

We are also subject to existing, and may in the future be subject to new or changing, domestic and foreign energy policy legislation. For example, in the United States, the Energy Independence and Security Act mandates annually increasing levels for the use of renewable fuels such as ethanol and increasing energy efficiency goals, among other steps. Dutch law also focuses on increasing the use of renewal fuels, and in Canada, fuel content legislation exists at the federal and provincial level. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products in certain markets, particularly gasoline. In the near term, the new renewable fuel standard presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

For additional information on regulations and related liabilities or potential liabilities affecting our business, see “Regulation” under Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings.”

Our wholesale purchases and sales of crude oil and certain petroleum products expose us to potential regulatory risks.

The Federal Trade Commission (“FTC”) holds statutory authority to monitor certain segments of the wholesale markets for crude oil, gasoline, and petroleum distillates, and it has imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our wholesale purchases and sales of such commodities, we are required to observe the market related regulations enforced by the FTC, which holds substantial enforcement authority. Our purchases and sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with common carrier pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity. Any failure on our part to comply with the regulations and policies of the FTC or the FERC could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases, terror or cyberattacks, domestic vandalism, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet marketing commitments.

We may not be able to maintain or obtain insurance of the type and amount we desire at commercially reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

There can be no assurance that insurance will cover all or any damages and losses resulting from these types of hazards. We are not fully insured against all risks incident to our business and therefore, we self-insure certain risks. If any of our facilities were to experience an interruption in operations, our earnings could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

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

As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our refinery reporting units. During the year ended December 31, 2016, we recorded goodwill and long-lived asset impairment charges on the carrying value of our Cheyenne Refinery. A reasonable expectation exists that future deterioration in gross margins could result in an impairment of goodwill and the long-lived assets of the El Dorado reporting unit at some point in the future. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

The five U.S. refineries also utilize systems owned by HEP. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us, we may not be able to sell our product, or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery, all of which could increase our costs and result in a decline in profitability.

We have manufacturing facilities in foreign countries that support the Lubricants and Specialty Products segment. If one of our facilities is damaged or disrupted, resulting in production being halted for an extended period, we may not be able to timely supply our customers. We take steps to mitigate this risk, including business continuity and contingency planning and procuring property (including business interruption) and casualty insurance (including business interruption insurance). Nevertheless, the loss of sales in any one region over an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the supply of crude oil or other raw materials available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines, catastrophic events or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries' production capacities.

Table of Content

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

We may be subject to information technology system failures, communications network disruptions and data breaches.

We depend on the efficient and uninterrupted operation of hardware and software systems and infrastructure, including our operating, communications and financial reporting systems. These systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. We have implemented safeguards and other preventative measures to protect our systems and data, including sophisticated network security and internal control measures; however, our information technology systems and communications network, and those of our information technology and communication service providers, remain vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer malware, cyberattacks, data breaches and other events unforeseen or generally beyond our control.

Our business is subject to complex and evolving U.S. and foreign laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these laws are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

For example, the General Data Protection Regulation (GDPR), which went into effect in the European Union on May 25, 2018, applies to all of our activities conducted in the European Union and may also apply to related products and services that we may offer from time to time to customers in the European Union. The GDPR requires companies to satisfy strict requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or require deletion of data about themselves. Failure to comply with GDPR requirements could result in substantial penalties. While we have invested time and resources in preparing for and complying with the GDPR, the GDPR and other similar privacy/security laws and regulations (including potential new data privacy laws and regulations in the U.S. or other foreign countries in which we operate), as well as any associated inquiries or investigations or any other government actions, may increase our operating costs.

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

Our business is subject to the risks of international operations, including currency fluctuations

We derive a portion of our revenue and earnings from international operations. Our acquisitions of Petro-Canada Lubricants and Sonneborn have expanded our operations and sales in foreign countries and correspondingly may increase our exposure to foreign exchange risks. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our revenue, competitiveness and cost of doing business, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, foreign exchange controls and cash repatriation restrictions, environmental laws, labor laws and anti-competition regulations, increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by any of our employees, contractors, distributors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our company's brand, international growth efforts and business.

In addition, global market risks, actions by foreign nations and other international conditions, particularly in a time of increasing economic and global instability, may have a material adverse effect on our results and operations. The consequences of such uncertainty cannot be anticipated or quantified.

We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries, and we own a significant equity interest in HEP.

At December 31, 2019, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to third parties, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the Cheyenne, El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2021 through 2036, serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

Table of Content

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

While we own a 57% limited partner interest and a non-economic general partner interest in HEP, HEP is a publicly-traded master limited partnership and is a legally distinct entity. Conflicts of interest may arise between us and HEP, which may subject us to claims from HEP's public unitholders.

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or domestic vandalism have resulted in increased costs to our business. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Changes in the insurance markets attributable to terrorist attacks and domestic vandalism could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism, vandalism or war could also affect our ability to raise capital including our ability to repay or refinance debt.

Table of Content

Increases in required fuel economy and regulation of CO2 emissions from motor vehicles may reduce demand for transportation fuels.

The EPA and the National Highway Traffic Safety Administration (“NHTSA”) are required to promulgate requirements regarding the Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet. On August 28, 2012, the EPA and NHTSA adopted standards through model year 2025 in two phases. The first phase established final standards for 2017-2021 model year vehicles that are projected to require 40.3 - 41.0 m.p.g. in model year 2021 on an average industry fleet-wide basis. The second phase of the CAFE program represents non-final “augural” standards for 2022-2025 model year vehicles that are projected to require 48.7 - 49.7 m.p.g. in model year 2025 on an average industry fleet-wide basis. However, following the change in presidential administrations, there have been attempts to modify these standards. In August 2018, the EPA and NHTSA proposed the Safer Affordable Fuel Economy Rule which amended the existing CAFE standards and proposed new standards covering model years through 2026. While the EPA issued a rule in September 2019 that seeks to preempt the ability of states to set stricter standards than those set by the federal government, no final rule has yet been issued regarding amendments to the current CAFE standards. All of these rulemakings will likely be subject to challenge by a variety of parties seeking stricter GHG and CAFE standards. Any increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material effect on our financial condition and results of operation.

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

We sell many of our lubricants and specialty products through distributors, which presents risks that could adversely affect our operating results.

A large portion of our lubricants and specialty product sales, both in domestic and international markets, occur through distributors. As a result, we are dependent on these distributors to promote and create demand for our products. We cannot assure you that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. The sales, business practices and reputation of our distributors may affect our business and our reputation. The consolidation of distributors, loss of a relationship with a distributor, significant disagreement with a distributor, or significant deterioration in the financial condition of a distributor could also have an adverse effect on our operating results and may also result in increased competition in the applicable jurisdiction.

Table of Content

We may be unable to adequately protect our intellectual property, which may increase our cost of doing business or otherwise hurt our ability to compete in the market.

We use intellectual property in the ordinary course of our business, including trademarks, trade secrets, copyrighted work and innovations, some of which is material to our business. We take measures to identify and protect our intellectual property through practices appropriate for securing and protecting exclusive rights in and to our intellectual property, including applying for registrations in the United States and in various foreign countries. Despite our efforts to protect such intellectual property, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our trademarks (or other marks likely to cause confusion among our consumers), technologies, products and processes. In addition, the laws and/or judicial systems and enforcement mechanisms of foreign countries in which we create, market and sell our products may afford little or no effective protection of our intellectual property. We may also be subject to infringement complaints from others challenging our use of a technology. We cannot guarantee that our efforts to enforce our intellectual property rights against unauthorized use and appropriation, or our efforts to defend against third party claims of infringement would be successful. These potential risks to our intellectual property could subject us to increased competition and negatively impact our liquidity, financial position and results of operations.

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

Table of Content

Our business may suffer due to a departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor may make it difficult for us to maintain labor productivity.

Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. We do not currently maintain key person life insurance, non-compete agreements, or employment agreements with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations.

A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.

We depend on unionized labor for the operation of many of our facilities. As of December 31, 2019, approximately 35% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. In addition, employees who are not currently represented by labor unions may seek union representation in the future. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. If we are unable to renegotiate our collective bargaining agreements when they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business, impact our ability to make distributions to our unitholders and payments of our debt obligations, and increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage or other adverse employee relations event at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

The market price of our common stock may fluctuate significantly, and the value of a stockholder’s investment could be impacted.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry global and stock market conditions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	future sales of our common stock;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	sales of common stock by us, our senior officers or our affiliates; and/or

•	the other factors described in these Risk Factors.

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

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) and the EPA relating to alleged violations of air quality emission limitations and requirements related to operation of certain refinery units at the Cheyenne Refinery. Notices of Violations were issued by the WDEQ in late 2016 and 2018. On July 18, 2019, HFCR and WDEQ entered into a consent decree, and on August 9, 2019, HFCR paid penalties in the amount of $117,000 related to alleged violations of air quality limits that occurred during the second quarter of 2016 through the second quarter of 2017. Separately, on October 23, 2019, HFCR received a Notice of Violation from the WDEQ for possible violations of air quality standards during the first and second quarters of 2019. No penalty demand has yet been made by the WDEQ relating to such possible violations. HFCR and WDEQ are in discussions to resolve WDEQ's alleged violations of air quality limits that occurred during the third quarter of 2017 through calendar year 2019.

On August 19, 2019 and October 30, 2019, HFCR received letters from the EPA providing a preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through the second quarter of 2019 pursuant to HFCR’s federal consent decree. HFCR responded to the EPA preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through calendar year 2018 in a letter dated September 18, 2019, followed by meetings with the EPA and the WDEQ on November 14, 2019 and December 4, 2019, to discuss an appropriate resolution of all alleged violations. HFCR settled the allegations in the EPA's August 19, 2019 and October 30, 2019 letters, and pursuant to a demand letter dated January 9, 2020, HFCR was assessed stipulated penalties totaling $700,000 pursuant to HFCR's federal consent decree.

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) is engaged in discussions with, and has responded to document requests from, the EPA and the U.S. Department of Justice (“DOJ”) regarding potential Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions include (a) three information requests for activities beginning in January 2009, (b) Risk Management Program compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017 and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018. Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event. HFEDR is currently in a dialogue with the EPA about a possible settlement of alleged civil violations for the foregoing items.

The Occupational Safety and Health Administration (“OSHA”) completed an investigation of the March 2019 event and issued one citation to HFEDR on August 29, 2019. The citation was settled without payment of a penalty. HFEDR previously settled the OSHA claims related to an investigation of the September 2017 event. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. We are cooperating with this investigation.

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

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) received an early settlement agreement from the Utah Department of Environmental Quality’s Division of Air Quality (“DAQ”) for alleged violations associated with operation of HFWCR’s diesel-fired emergency engines. HFWCR agreed to the terms of the agreement. The agreement was approved by the Utah Air Quality Board. In accordance with the settlement agreement, HFWCR paid $105,583 on December 17, 2019 to settle this matter.

Federal Trade Commission

On July 23, 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a related Subpoena Duces Tecum requesting we provide specified information relating to the Sonneborn acquisition that closed on February 1, 2019. We are in the process of responding to the FTC request. Based on the limited information that we have at this time, we are unable to predict the outcome of this request. On December 14, 2018, we received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act from the FTC and Department of Justice with respect to the Sonneborn acquisition. On January 17, 2019, we received early termination of the applicable waiting period under the German antitrust laws with respect to the Sonneborn acquisition. Early termination is granted to transactions that the antitrust agencies determine raise no substantive competition concerns.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier moved to intervene in four lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The U.S. Court of Appeals for the DC Circuit dismissed one of these four lawsuits on November 12, 2019 for lack of jurisdiction. On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions.

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

In September 2018, our Board of Directors approved a $1.0 billion share repurchase program authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The following table includes repurchases made under this program during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2019	564,778	$54.58	564,778	$282,392,758
November 2019	25,000	$55.09	25,000	$281,015,550
December 2019	71,970	$52.72	—	$1,000,000,000
Total for October to December 2019	661,748		589,778

During the quarter ended December 31, 2019, 71,970 shares were withheld from certain executives and employees under the terms of our share-based compensation agreements to provide funds for the payment of payroll and income taxes due at vesting of restricted stock awards.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, including $281.0 million remaining under the previously existing $1.0 billion share repurchase program. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors.

As of February 13, 2020, we had approximately 87,770 stockholders, including beneficial owners holding shares in street name.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$17,486,578	$17,714,666	$14,251,299	$10,535,700	$13,237,920
Income (loss) before income taxes	1,171,504	1,524,467	868,863	(171,534)	1,208,568
Income tax expense (benefit)	299,152	347,243	(12,379)	19,411	406,060
Net income (loss)	872,352	1,177,224	881,242	(190,945)	802,508
Less net income attributable to noncontrolling interest	99,964	79,264	75,847	69,508	62,407
Net income (loss) attributable to HollyFrontier stockholders	$772,388	$1,097,960	$805,395	$(260,453)	$740,101

Earnings (loss) per share attributable to HollyFrontier stockholders - basic	$4.64	$6.25	$4.54	$(1.48)	$3.91
Earnings (loss) per share attributable to HollyFrontier stockholders - diluted	$4.61	$6.19	$4.52	$(1.48)	$3.90
Cash dividends declared per common share	$1.34	$1.32	$1.32	$1.32	$1.31
Average number of common shares outstanding:
Basic	166,287	175,009	176,174	176,101	188,731
Diluted	167,385	176,661	177,196	176,101	188,940

Net cash provided by operating activities	$1,548,611	$1,554,416	$951,390	$606,948	$985,868
Net cash used for investing activities	$(972,914)	$(360,520)	$(959,670)	$(801,597)	$(381,748)
Net cash provided by (used for) financing activities	$(848,255)	$(664,328)	$(72,630)	$838,695	$(1,105,572)

At end of period
Cash, cash equivalents and investments in marketable securities	$885,162	$1,154,752	$630,757	$1,134,727	$210,552
Working capital	$1,620,261	$2,128,224	$1,640,118	$1,767,780	$587,450
Total assets	$12,164,841	$10,994,601	$10,692,154	$9,435,661	$8,388,299
Total debt	$2,455,640	$2,411,540	$2,498,993	$2,235,137	$1,040,040
Total equity	$6,509,426	$6,459,059	$5,896,940	$5,301,985	$5,809,773

Table of Content

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

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

HFC acquired 100% of the outstanding capital stock of PCLI on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI is a Canadian-based producer of base oils with a plant having 15,600 BPD of lubricant production capacity that is located in Mississauga, Ontario. The facility is downstream integrated from base oils to finished lubricants and produces a broad spectrum of specialty lubricants and white oils that are distributed to end customers worldwide through a global sales network with locations in Canada, the United States, Europe and China.

For the year ended December 31, 2019, net income attributable to HollyFrontier stockholders was $772.4 million compared to net income of $1,098.0 million and $805.4 million for the years ended December 31, 2018, and 2017, respectively. Overall gross refining margins per produced barrel sold for 2019 decreased 10% over the year ended December 31, 2018 due to lower crack spreads and crude oil basis differentials.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $110.6 million for the year ended December 31, 2019, which is net of the $36.6 million cost reduction resulting from small refinery RINs waivers granted by the EPA in 2019 as described in Note 9 “Inventories” in the Notes to Consolidated Financial Statements.

OUTLOOK

In 2020, we expect continued global economic growth to fuel increased demand for transportation fuels, lubricants, specialty products and base oils. Within our Refining segment, we anticipate healthy utilization rates across our refining system in 2020 due to light planned maintenance. For the first quarter 2020, we expect to run between 425,000-435,000 barrels per day of crude oil.

Table of Content

In our Lubricants and Specialty Products segment, we expect the Rack Forward business to generate $250-$275 million of EBITDA based on an expected steady demand for finished lubricants. Within the Rack Back portion, we expect the base oil market will continue to improve from cyclical lows in 2019 as existing capacity absorbs growing demand for premium base oils.
At HEP, we expect contractual tariff escalators and earnings from our Cushing Connect joint venture to offset cost inflation. HEP intends to maintain its quarterly distribution at $0.6725, while expecting to achieve a distribution coverage ratio of 1.0x for the full year 2020.

A more detailed discussion of our financial and operating results for the years ended December 31, 2019 and 2018 is presented in the following sections. Discussions of year-over-year comparisons for 2018 and 2017 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Financial Data

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Sales and other revenues	$17,486,578	$17,714,666	$14,251,299
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	13,918,384	13,940,782	11,467,873
Lower of cost or market inventory valuation adjustment	(119,775)	136,305	(108,685)
	13,798,609	14,077,087	11,359,188
Operating expenses (exclusive of depreciation and amortization)	1,394,052	1,285,838	1,296,669
Selling, general and administrative expenses (exclusive of depreciation and amortization)	354,236	290,424	265,721
Depreciation and amortization	509,925	437,324	409,937
Goodwill and asset impairment	152,712	—	19,247
Total operating costs and expenses	16,209,534	16,090,673	13,350,762
Income from operations	1,277,044	1,623,993	900,537
Other income (expense):
Earnings of equity method investments	5,180	5,825	12,510
Interest income	22,139	16,892	3,736
Interest expense	(143,321)	(131,363)	(117,597)
Loss on early extinguishment of debt	—	—	(12,225)
Gain on foreign currency transactions	5,449	6,197	16,921
Gain on foreign currency swap contracts	—	—	24,545
Remeasurement gain on HEP pipeline interest acquisitions	—	—	36,254
Other, net	5,013	2,923	4,182
	(105,540)	(99,526)	(31,674)
Income before income taxes	1,171,504	1,524,467	868,863
Income tax expense (benefit)	299,152	347,243	(12,379)
Net income	872,352	1,177,224	881,242
Less net income attributable to noncontrolling interest	99,964	79,264	75,847
Net income attributable to HollyFrontier stockholders	$772,388	$1,097,960	$805,395
Earnings per share attributable to HollyFrontier stockholders:
Basic	$4.64	$6.25	$4.54
Diluted	$4.61	$6.19	$4.52
Cash dividends declared per common share	$1.34	$1.32	$1.32
Average number of common shares outstanding:
Basic	166,287	175,009	176,174
Diluted	167,385	176,661	177,196

Table of Content

Other Financial Data

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$1,548,611	$1,554,416	$951,390
Net cash used for investing activities	$(972,914)	$(360,520)	$(959,670)
Net cash used for financing activities	$(848,255)	$(664,328)	$(72,630)
Capital expenditures	$293,763	$311,029	$272,259
EBITDA (1)	$1,702,647	$1,996,998	$1,316,814

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

	Years Ended December 31,
	2019	2018	2017
Consolidated
Crude charge (BPD) (1)	427,600	431,570	438,800
Refinery throughput (BPD) (2)	458,600	463,340	472,010
Sales of produced refined products (BPD) (3)	449,190	452,630	452,270
Refinery utilization (4)	93.6%	94.4%	96.0%

Average per produced barrel (5)
Refinery gross margin	$15.96	$17.71	$11.56
Refinery operating expenses (6)	6.68	6.39	6.11
Net operating margin	$9.28	$11.32	$5.45

Refinery operating expenses per throughput barrel (7)	$6.54	$6.24	$5.86

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

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

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations and includes our Petro-Canada Lubricants business for the period February 1, 2017 (date of acquisition) through December 31, 2019. Red Giant Oil is included for the period August 1, 2018 (date of acquisition) through December 31, 2019. Sonneborn is included for the period February 1, 2019 (date of acquisition) through December 31, 2019.

	Years Ended December 31,
	2019	2018	2017
Lubricants and Specialty Products
Throughput (BPD)	20,251	19,590	21,710
Sales of produced barrels sold (BPD)	34,827	30,510	32,910

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below:

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Year Ended December 31, 2019
Sales and other revenues	$661,523	$1,883,920	$(452,915)	$2,092,528
Cost of products sold	620,660	1,412,291	(452,915)	1,580,036
Operating expenses	116,984	114,539	—	231,523
Selling, general and administrative expenses	31,854	136,741	—	168,595
Depreciation and amortization	37,001	51,780	—	88,781
Goodwill impairment (4)	152,712	—	—	152,712
Income (loss) from operations	$(297,688)	$168,569	$—	$(129,119)

Year Ended December 31, 2018
Sales and other revenues	$682,892	$1,650,056	$(520,245)	$1,812,703
Cost of products sold	633,459	1,268,326	(520,245)	1,381,540
Operating expenses	111,155	56,665	—	167,820
Selling, general and administrative expenses	32,086	111,664	—	143,750
Depreciation and amortization	26,955	16,300	—	43,255
Income (loss) from operations	$(120,763)	$197,101	$—	$76,338

Year Ended December 31, 2017
Sales and other revenues	$621,153	$1,415,842	$(442,959)	$1,594,036
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	504,782	1,032,161	(442,959)	1,093,984
Lower of cost or market inventory valuation adjustment	—	(1,206)	—	(1,206)
Operating expenses	95,303	127,158	—	222,461
Selling, general and administrative expenses	27,764	77,902	—	105,666
Depreciation and amortization	23,471	8,423	—	31,894
Income (loss) from operations	$(30,167)	$171,404	$—	$141,237

(1)
Rack back consists of our PCLI base oil production activities, by-product sales to third parties and intra-segment base oil sales to rack forward. Rack back results reflect the increase in feedstock prices from 2017 to 2019 combined with softening market conditions from the increased supply of base oils.

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

Table of Content

Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2019 was $772.4 million ($4.64 per basic and $4.61 per diluted share), a $325.6 million decrease compared to net income attributable to HollyFrontier stockholders of $1,098.0 million ($6.25 per basic and $6.19 per diluted share) for the year ended December 31, 2018. Net income decreased due principally to a goodwill impairment charge of $152.7 million and lower gross refining margins. For the year ended December 31, 2019, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $119.8 million compared to a decrease of $136.3 million for the year ended December 31, 2018. Refinery gross margins for the year ended December 31, 2019 decreased to $15.96 per produced barrel from $17.71 for the year ended December 31, 2018. During 2019, our Cheyenne Refinery and Woods Cross Refinery were each granted a one-year small refinery exemption from the EPA for the 2018 calendar year, at which time we recorded a total $36.6 million reduction to our cost of products sold. During 2018, our Cheyenne Refinery was granted a one-year small refinery exemption from the EPA for the 2015 and 2017 calendar years and our Woods Cross Refinery was granted a one-year small refinery exemption for 2017. As a result of these exemptions, we recorded reductions totaling $97.0 million to our cost of products sold in 2018.

Sales and Other Revenues
Sales and other revenues decreased 1% from $17,714.7 million for the year ended December 31, 2018 to $17,486.6 million for the year ended December 31, 2019 due to a year-over-year decrease in sales prices and lower refined product volumes. Sales and other revenues for the years ended December 31, 2019 and 2018 include $121.0 million and $108.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $2,081.2 million and $1,799.5 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the years ended December 31, 2019 and 2018, respectively. Sonneborn contributed $340.3 million in sales and other revenues for the year ended December 31, 2019.

Cost of Products Sold
Total cost of products sold decreased 2% from $14,077.1 million for the year ended December 31, 2018 to $13,798.6 million for the year ended December 31, 2019, due principally to lower crude oil costs and lower refined product volumes. Additionally, for the year ended December 31, 2019, we recognized a $119.8 million lower of cost or market inventory valuation benefit compared to a charge of $136.3 million for the same period of 2018, resulting in a new $240.4 million inventory reserve at December 31, 2019. The reserve at December 31, 2019 is based on market conditions and prices at that time. Cost of products sold included $217.7 million in costs attributable to our Sonneborn operations for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, we recorded $36.6 million and $97.0 million, respectively, RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions. Also, during the year ended December 31, 2019, we recorded an $18.0 million reduction to cost of products sold as a result of U.S. blender's tax credit legislation that was signed in December 2019 and applied retroactively for the years 2019 and 2018.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 10% from $17.71 for the year ended December 31, 2018 to $15.96 for the year ended December 31, 2019. This was due to the effects of a decrease in the average per barrel sold sales price, partially offset by decreased crude oil and feedstock prices during the current year. Gross refinery margin does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 8% from $1,285.8 million for the year ended December 31, 2018 to $1,394.1 million for the year ended December 31, 2019 due principally to higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery. Prior year period operating expenses included higher repair and maintenance costs as a result of the Woods Cross Refinery fire and resulting damage in March 2018. Current year operating expenses include $54.3 million in costs attributable to our Sonneborn operations.

Table of Content

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 22% from $290.4 million for the year ended December 31, 2018 to $354.2 million for the year ended December 31, 2019. Current year selling, general and administrative expenses include $29.7 million in costs attributable to our Sonneborn operations. Additionally, direct integration and regulatory costs of our recently acquired Sonneborn operations were $24.2 million for the year ended December 31, 2019. We incurred $3.6 million in integration costs of our Petro-Canada Lubricants business during the year ended December 31, 2018.

Depreciation and Amortization Expenses
Depreciation and amortization increased 17% from $437.3 million for the year ended December 31, 2018 to $509.9 million for the year ended December 31, 2019. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs. Current year depreciation and amortization expenses include $33.6 million in costs attributable to our Sonneborn operations.

Goodwill Impairment
During the year ended December 31, 2019, we recorded goodwill impairment charges of $152.7 million that relate to PCLI. See Note 11 “Goodwill, Long-lived Assets and Intangibles” in the Notes to Consolidated Financial Statements for additional information on the PCLI impairment.

Interest Income
Interest income for the year ended December 31, 2019 was $22.1 million compared to $16.9 million for the year ended December 31, 2018. This increase was due to higher interest rates during 2019.

Interest Expense
Interest expense was $143.3 million for the year ended December 31, 2019 compared to $131.4 million for the year ended December 31, 2018. This increase was due to interest attributable to higher HEP debt levels during the current year relative to the same period of 2018. For the years ended December 31, 2019 and 2018, interest expense included $74.8 million and $71.9 million, respectively, in interest costs attributable to HEP operations.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the conversion of the intercompany financing structure on our PCLI acquisition from local currencies to the U.S. dollar resulted in gains of $5.4 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, gain on foreign currency translation included a loss of $17.4 million and a gain of $41.8 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the year ended December 31, 2019, we recorded an income tax expense of $299.2 million compared to $347.2 million for the year ended December 31, 2018. Our effective tax rates, before consideration of earnings attributable to the noncontrolling interest, were 25.5% and 22.8% for the years ended December 31, 2019 and 2018, respectively. Our current year effective tax rate reflects the effects of the $152.7 million goodwill impairment charge that is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2021. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

Table of Content

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2019, HEP received advances totaling $365.5 million and repaid $323.0 million under the HEP Credit Agreement. At December 31, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $965.5 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes
On February 4, 2020, HEP closed a private placement of $500 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing in February 2028. On February 5, 2020, HEP redeemed its existing $500 million 6.0% senior notes at a redemption cost of $522.5 million. HEP will record any early extinguishment losses associated with this redemption during the first quarter of 2020. HEP funded the $522.5 million redemption with proceeds from the issuance of its 5.0% senior notes and borrowing under the HEP Credit Agreement.

See Note 13 "Debt" in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2019, HEP did not issue any common units under this program. As of December 31, 2019, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. In addition, components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, support of our master limited partnership and repurchases of our common stock under our share repurchase program.

As of December 31, 2019, our cash and cash equivalents totaled $885.2 million. We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2019, we had remaining authorization to repurchase up to $1.0 billion under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash and cash equivalents decreased $269.6 million for the year ended December 31, 2019. Net cash used by investing and financing activities of $972.9 million and $848.3 million, respectively, exceeded cash provided by operating activities of $1,548.6 million.

Table of Content

Cash Flows – Operating Activities

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash flows provided by operating activities were $1,548.6 million for the year ended December 31, 2019 compared to $1,554.4 million for the year ended December 31, 2018, a decrease of $5.8 million. Net income for the year ended December 31, 2019 was $872.4 million, a decrease of $304.9 million compared to $1,177.2 million for the year ended December 31, 2018. Non-cash adjustments to net income consisting of depreciation and amortization, goodwill impairment, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $700.5 million for the year ended December 31, 2019 compared to $663.3 million for the same period in 2018. Changes in working capital items increased operating cash flows by $312.8 million and decreased operating cash flows by $87.7 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, turnaround expenditures increased to $318.4 million from $217.2 million for the same period of 2018.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash flows used for investing activities were $972.9 million for the year ended December 31, 2019 compared to $360.5 million for the year ended December 31, 2018, an increase of $612.4 million. Current year investing activities reflect a net cash outflow of $662.7 million upon the acquisition of Sonneborn, and prior year investing activities reflect a net cash outflow of $54.2 million upon the acquisition of Red Giant Oil. HEP invested $17.9 million in the Cushing Connect Pipeline & Terminal LLC joint venture. Cash expenditures for properties, plants and equipment for 2019 decreased to $293.8 million from $311.0 million for the same period in 2018. These include HEP capital expenditures of $30.1 million and $54.1 million for the years ended December 31, 2019 and 2018, respectively. We received proceeds of $0.2 million and $3.1 million from the sale of assets during the years ended December 31, 2019 and 2018, respectively.

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

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. HEP expects the majority of the expansion capital budget in 2020 to be invested in the Cushing Connect joint venture. In addition, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

Table of Content

Expected capital and turnaround cash spending for 2020 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$270.0	$300.0
Renewable Diesel Unit	130.0	150.0
Lubricants and Specialty Products	40.0	60.0
Turnarounds and catalyst	125.0	150.0
Total HollyFrontier	565.0	660.0

HEP
Maintenance	8.0	12.0
Expansion and joint venture investment	45.0	50.0
Refining unit turnarounds	5.0	7.0
Total HEP	58.0	69.0
Total	$623.0	$729.0

Cash Flows – Financing Activities

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net cash flows used for financing activities were $848.3 million for the year ended December 31, 2019 compared to $664.3 million for the year ended December 31, 2018, an increase of $183.9 million. During the year ended December 31, 2019, we purchased $533.1 million of treasury stock and paid $225.2 million in dividends. Also during this period, HEP received $365.5 million and repaid $323.0 million under the HEP Credit Agreement, paid distributions of $132.3 million to noncontrolling interests and received a contribution of $3.2 million from a noncontrolling interest. During 2018, we received $32.5 million in proceeds from our financing arrangement related to precious metals, purchased $363.4 million of treasury stock and paid $233.5 million in dividends. HEP received $337.0 million and repaid $426.0 million under the HEP Credit Agreement, received $114.8 million in net proceeds from the issuance of its common units and paid distributions of $125.7 million to noncontrolling interests.

Table of Content

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2019 in total and by period due beginning in 2020. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.”

		Payments Due by Period
Contractual Obligations and Commitments	Total	2020	2021 & 2022	2023 & 2024	Thereafter
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal	$1,000,000	$—	$—	$—	$1,000,000
Long-term debt - interest (1)	367,188	58,750	117,500	117,500	73,438
Financing arrangements	39,971	—	39,971	—	—
Supply agreements (2)	2,882,811	884,034	1,055,896	648,595	294,286
Transportation and storage agreements (3)	1,274,852	137,457	227,116	224,338	685,941
Operating and finance leases (4)	447,665	115,255	176,889	110,114	45,407
Other long-term obligations	13,296	8,494	2,696	1,106	1,000
	6,025,783	1,203,990	1,620,068	1,101,653	2,100,072

Holly Energy Partners
Long-term debt - principal (5)	1,465,500	—	965,500	500,000	—
Long-term debt - interest (6)	227,200	64,900	114,800	47,500	—
Operating and finance leases (4)	119,413	8,383	15,295	14,273	81,462
Other agreements	4,931	1,820	3,111	—	—
	1,817,044	75,103	1,098,706	561,773	81,462
Total	$7,842,827	$1,279,093	$2,718,774	$1,663,426	$2,181,534

(1)	Interest payments consist of interest on our 5.875% senior notes.

(2)
We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2020 and 2025 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement to supply our Woods Cross Refinery.

(3)
Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2020 and 2039.

(4)	Operating and finance lease obligations include options to extend terms that are reasonably certain of being exercised.

(5)
HEP's long-term debt consists of the $500.0 million principal balance on the 6% HEP senior notes and $965.5 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2022.

(6)
Interest payments consist of interest on the 6% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 3.61% at December 31, 2019.

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

Table of Content

Inventory Valuation
Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2019 and 2018, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $240.4 million and $360.1 million, respectively.

At December 31, 2019, our lower of cost or market inventory valuation reserve was $240.4 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets
As of December 31, 2019, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $327.6 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

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

Table of Content

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

As of December 31, 2019, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2020	2021	Unit of Measure

Natural gas price swaps - long	3,600,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	6,222,000	6,222,000	—	Barrels
NYMEX futures (WTI) - short	1,365,000	1,365,000	—	Barrels
Forward gasoline and diesel contracts - long	1,251,200	1,251,200	—	Barrels
Foreign currency forward contracts	434,340,348	434,340,348	—	U.S. dollar
Forward commodity contracts (platinum) (1)	41,147	—	41,147	Troy ounces

(1) Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

Table of Content

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Commodity-based Derivative Contracts	2019	2018
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$7,420	$1,485

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2019 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,127,610	$22,552
HEP Senior Notes	$500,000	$522,045	$10,892

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2019, outstanding borrowings under the HEP Credit Agreement were $965.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Table of Content

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

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to HollyFrontier stockholders	$772,388	$1,097,960	$805,395
Add (subtract) income tax provision	299,152	347,243	(12,379)
Add interest expense	143,321	131,363	117,597
Subtract interest income	(22,139)	(16,892)	(3,736)
Add depreciation and amortization	509,925	437,324	409,937
EBITDA	$1,702,647	$1,996,998	$1,316,814

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

Table of Content

Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$9.28	$11.32	$5.45
Add average refinery operating expenses per produced barrel sold	6.68	6.39	6.11
Refinery gross margin per produced barrel sold	15.96	17.71	11.56
Times produced barrels sold (BPD)	449,190	452,630	452,270
Times number of days in period	365	365	365
Refining segment gross margin	2,616,711	2,925,868	1,908,308
Add (subtract) rounding	(429)	(154)	335
Total refining segment gross margin	2,616,282	2,925,714	1,908,643
Add refining segment cost of products sold	12,980,506	13,250,849	11,009,419
Refining segment sales and other revenues	15,596,788	16,176,563	12,918,062
Add lubricants and specialty products segment sales and other revenues	2,092,528	1,812,703	1,594,036
Add HEP segment sales and other revenues	532,777	506,220	454,362
Subtract corporate, other and eliminations	(735,515)	(780,820)	(715,161)
Sales and other revenues	$17,486,578	$17,714,666	$14,251,299

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.68	$6.39	$6.11
Times produced barrels sold (BPD)	449,190	452,630	452,270
Times number of days in period	365	365	365
Refinery operating expenses	1,095,215	1,055,692	1,008,630
Add (subtract) rounding	273	(483)	229
Total refining segment operating expenses	1,095,488	1,055,209	1,008,859
Add lubricants and specialty products segment operating expenses	231,523	167,820	222,461
Add HEP segment operating expenses	161,996	146,430	137,856
Subtract corporate, other and eliminations	(94,955)	(83,621)	(72,507)
Operating expenses (exclusive of depreciation and amortization)	$1,394,052	$1,285,838	$1,296,669

Table of Content

Item 8.	Financial Statements and Supplementary Data

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

On February 1, 2019, we completed the acquisition of Sonneborn US Holdings, Inc. and Sonneborn Coöperatief U.A. (collectively, “Sonneborn”). We are in the process of integrating operations of Sonneborn, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of the Sonneborn business. The Sonneborn business accounted for 6% of the Company's total assets and 2% of total revenues of the Company as of and for the year ended December 31, 2019.

Management assessed the Company's internal control over financial reporting as of December 31, 2019 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. That report appears on page 56.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on Internal Control over Financial Reporting

We have audited HollyFrontier Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HollyFrontier Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Sonneborn business acquired on February 1, 2019, which is included in the 2019 consolidated financial statements of the Company and constituted 6% of total assets as of December 31, 2019 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Sonneborn business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $2,374 million, including goodwill assigned to the Refining, Lubricants and Specialty Products, and HEP segments of $1,733 million, $328 million, and $313 million, respectively. As discussed in Note 1 and Note 11 of the financial statements, goodwill is tested for impairment at least annually on July 1 at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired. During the second quarter of 2019, the Company performed interim goodwill impairment testing of the PCLI reporting unit included in the Lubricants and Specialty Products segment, resulting in a full impairment charge of $152.7 million on this reporting unit.
Auditing management’s goodwill impairment tests was complex and highly judgmental for the Company’s PCLI and El Dorado Refinery reporting units due to the significant estimation required to determine the fair value of these reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, refining margins, profitability, and weighted average cost of capital, which are affected by expectations about future market or economic conditions. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment testing process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair values.
To test the estimated fair value of the Company’s PCLI and El Dorado Refinery reporting units, we performed audit procedures with the support of a valuation specialist that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to relevant industry and economic trends, published forward prices, third party analyst reports, historical operating results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Environmental Liabilities
Description of the Matter
At December 31, 2019, the Company’s accrual for environmental liabilities was $117.7 million, of which $95.6 million was classified as other long-term liabilities. As discussed in Note 1 and Note 12 of the consolidated financial statements, these accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated.
Auditing management’s estimates for environmental liabilities was challenging and highly judgmental due to the significant judgment required to develop assumptions related to future costs expected for the remediation of environmental obligations. In particular, the liability estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accrued environmental liability cost estimate and review process.
To test management’s accrued environmental liabilities, we performed audit procedures that included, among others, obtaining a rollforward of the environmental liabilities reflecting activity in the accruals for the past year, performing a look back analysis comparing the prior year short-term accrual estimates to actual current year expenditures, and comparing actual expenditures made to supporting invoices and cash payments. We also utilized an environmental specialist to assist in our evaluation of certain environmental site accruals, including the testing of a sample of cost estimates by inspecting relevant supporting documentation and performing a search of publicly filed records with environmental agencies to test the completeness of environmental liabilities.

Valuation of Intangible Assets in the Sonneborn Acquisition
Description of the Matter
During 2019, the Company completed its acquisition of Sonneborn for net consideration of $662.7 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of Sonneborn was complex due to the significant estimation uncertainty in determining the fair value of the acquired intangible assets of $214.6 million, which primarily consisted of customer relationships and trademarks. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions utilized in the measurement of the fair values of the intangible assets. The significant assumptions used to estimate the values of the intangible assets included discount rates, revenue growth rates, customer attrition rates, royalty rates as a percentage of revenue, and the economic life of trademarks. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets related to the acquisition. For example, we tested controls over management’s review of the valuation models and the underlying assumptions used to develop estimated values of intangible assets.
To test the estimated fair values of the intangible assets, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry and market trends and to the historical results of the acquired business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired trademarks and customer relationship intangible assets that would result from changes in the assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1977.

Dallas, Texas
February 20, 2020

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (HEP: $13,287 and $3,045, respectively)	$885,162	$1,154,752

Accounts receivable: Product and transportation (HEP: $18,732 and $12,332, respectively)	834,771	635,623
Crude oil resales	44,914	36,078
	879,685	671,701
Inventories: Crude oil and refined products	1,282,789	1,166,404
Materials, supplies and other (HEP: $833 and $858, respectively)	191,413	187,975
	1,474,202	1,354,379
Income taxes receivable	5,478	34,040
Prepayments and other (HEP: $6,795 and $3,452, respectively)	61,662	81,507
Total current assets	3,306,189	3,296,379

Properties, plants and equipment, at cost (HEP: $2,047,674 and $2,058,388, respectively)	7,237,297	6,780,980
Less accumulated depreciation (HEP: $(552,786) and $(489,217), respectively)	(2,414,585)	(2,098,446)
	4,822,712	4,682,534
Operating lease right-of-use assets (HEP: $2,652)	467,109	—

Other assets: Turnaround costs	521,278	339,861
Goodwill (HEP: $312,873 and $314,229, respectively)	2,373,907	2,246,435
Intangibles and other (HEP: $319,569 and $176,291, respectively)	673,646	429,392
	3,568,831	3,015,688
Total assets	$12,164,841	$10,994,601

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $18,050 and $16,723, respectively)	$1,215,555	$872,627
Income taxes payable	27,965	17,636
Operating lease liabilities (HEP $3,608)	104,415	—
Accrued liabilities (HEP: $30,418 and $27,240, respectively)	337,993	277,892
Total current liabilities	1,685,928	1,168,155

Long-term debt (HEP: $1,462,031 and $1,418,900, respectively)	2,455,640	2,411,540
Noncurrent operating lease liabilities (HEP $72,000)	364,420	—
Deferred income taxes (HEP: $424 and $488, respectively)	889,270	722,576
Other long-term liabilities (HEP: $59,021 and $63,534, respectively)	260,157	233,271

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,042,554 and 256,036,788 shares issued as of December 31, 2019 and December 31, 2018	2,560	2,560
Additional capital	4,204,547	4,196,125
Retained earnings	4,744,120	4,196,902
Accumulated other comprehensive income	14,774	13,623
Common stock held in treasury, at cost – 94,196,029 and 83,915,297 shares as of December 31, 2019 and December 31, 2018, respectively	(2,987,808)	(2,490,639)
Total HollyFrontier stockholders’ equity	5,978,193	5,918,571
Noncontrolling interest	531,233	540,488
Total equity	6,509,426	6,459,059
Total liabilities and equity	$12,164,841	$10,994,601

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2019 and 2018. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017

Sales and other revenues	$17,486,578	$17,714,666	$14,251,299
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	13,918,384	13,940,782	11,467,873
Lower of cost or market inventory valuation adjustment	(119,775)	136,305	(108,685)
	13,798,609	14,077,087	11,359,188
Operating expenses (exclusive of depreciation and amortization)	1,394,052	1,285,838	1,296,669
Selling, general and administrative expenses (exclusive of depreciation and amortization)	354,236	290,424	265,721
Depreciation and amortization	509,925	437,324	409,937
Goodwill and long-lived asset impairment	152,712	—	19,247
Total operating costs and expenses	16,209,534	16,090,673	13,350,762
Income from operations	1,277,044	1,623,993	900,537
Other income (expense):
Earnings of equity method investments	5,180	5,825	12,510
Interest income	22,139	16,892	3,736
Interest expense	(143,321)	(131,363)	(117,597)
Loss on early extinguishment of debt	—	—	(12,225)
Gain on foreign currency transactions	5,449	6,197	16,921
Gain on foreign currency swap contracts	—	—	24,545
Remeasurement gain on HEP pipeline interest acquisitions	—	—	36,254
Other, net	5,013	2,923	4,182
	(105,540)	(99,526)	(31,674)
Income before income taxes	1,171,504	1,524,467	868,863
Income tax expense (benefit):
Current	220,486	270,274	125,143
Deferred	78,666	76,969	(137,522)
	299,152	347,243	(12,379)
Net income	872,352	1,177,224	881,242
Less net income attributable to noncontrolling interest	99,964	79,264	75,847
Net income attributable to HollyFrontier stockholders	$772,388	$1,097,960	$805,395
Earnings per share attributable to HollyFrontier stockholders:
Basic	$4.64	$6.25	$4.54
Diluted	$4.61	$6.19	$4.52
Average number of common shares outstanding:
Basic	166,287	175,009	176,174
Diluted	167,385	176,661	177,196

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017

Net income	$872,352	$1,177,224	$881,242
Other comprehensive income (loss):
Foreign currency translation adjustment	13,337	(38,227)	22,151
Unrealized loss on marketable securities available for sale	—	—	(4)
Hedging instruments:
Change in fair value of cash flow hedging instruments	14,364	5,166	2,919
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(19,713)	6,055	10,448
Amortization of unrealized loss attributable to discontinued cash flow hedges	—	—	1,080
Net unrealized gain (loss) on hedging instruments	(5,349)	11,221	14,447
Other post-retirement benefit obligations:
Actuarial loss on pension plans	(990)	(923)	(1,162)
Actuarial gain (loss) on post-retirement healthcare plans	(2,412)	2,612	(1,058)
Post-retirement healthcare plans gain reclassified to net income	(3,587)	(3,481)	(3,481)
Actuarial gain (loss) on retirement restoration plan	(224)	258	(123)
Retirement restoration plan loss reclassified to net income	6	27	17
Net change in other post-retirement benefit obligations	(7,207)	(1,507)	(5,807)
Other comprehensive income (loss) before income taxes	781	(28,513)	30,787
Income tax expense (benefit)	(370)	(5,585)	11,349
Other comprehensive income (loss)	1,151	(22,928)	19,438
Total comprehensive income	873,503	1,154,296	900,680
Less noncontrolling interest in comprehensive income	99,964	79,264	75,790
Comprehensive income attributable to HollyFrontier stockholders	$773,539	$1,075,032	$824,890

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$872,352	$1,177,224	$881,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509,925	437,324	409,937
Goodwill and long-lived asset impairment	152,712	—	19,247
Lower of cost or market inventory valuation adjustment	(119,775)	136,305	(108,685)
Earnings of equity method investments, inclusive of distributions	(213)	(149)	1,450
Loss on early extinguishment of debt attributable to unamortized discount	—	—	2,475
Remeasurement gain on HEP pipeline interest acquisitions	—	—	(36,254)
Loss on sale of assets	50	2,171	508
Deferred income taxes	78,666	76,969	(137,522)
Equity-based compensation expense	42,269	42,172	42,337
Change in fair value – derivative instruments	36,888	(31,515)	(4,265)
(Increase) decrease in current assets:
Accounts receivable	(150,437)	35,793	(115,322)
Inventories	91,599	136,551	(162,297)
Income taxes receivable	32,368	7,752	50,601
Prepayments and other	3,633	(10,340)	(6,753)
Increase (decrease) in current liabilities:
Accounts payable	312,794	(326,030)	188,975
Income taxes payable	9,048	15,281	(18,525)
Accrued liabilities	13,748	53,281	57,227
Turnaround expenditures	(318,415)	(217,228)	(135,104)
Other, net	(18,601)	18,855	22,118
Net cash provided by operating activities	1,548,611	1,554,416	951,390
Cash flows from investing activities:
Additions to properties, plants and equipment	(263,651)	(256,888)	(227,449)
Additions to properties, plants and equipment – HEP	(30,112)	(54,141)	(44,810)
Acquisitions, net of cash acquired	(662,665)	(54,179)	(870,627)
Purchase of pipeline interests, net of cash acquired - HEP	—	—	(245,446)
Investment in joint venture	(17,886)	—	—
Proceeds from sale of assets	194	3,100	1,377
Purchases of marketable securities	—	—	(41,565)
Sales and maturities of marketable securities	—	—	465,716
Other, net	1,206	1,588	3,134
Net cash used for investing activities	(972,914)	(360,520)	(959,670)
Cash flows from financing activities:
Borrowings under credit agreements	365,500	337,000	995,000
Repayments under credit agreements	(323,000)	(426,000)	(536,000)
Proceeds from issuance of senior notes – HEP	—	—	101,750
Redemption of senior notes - HEP	—	—	(309,750)
Proceeds of financing arrangements	—	32,547	—
Proceeds from issuance of common units - HEP	—	114,759	52,110
Purchase of treasury stock	(533,083)	(363,437)	(15,926)
Dividends	(225,170)	(233,544)	(235,508)
Distributions to noncontrolling interest	(132,268)	(125,653)	(110,351)
Contribution from noncontrolling interest	3,210	—	—
Payments on finance leases	(1,551)	—	—
Other, net	(1,893)	—	(13,955)
Net cash used for financing activities	(848,255)	(664,328)	(72,630)

Effect of exchange rate on cash flow	2,968	(5,573)	1,088
Cash and cash equivalents:
Increase (decrease) for the period	(269,590)	523,995	(79,822)
Beginning of period	1,154,752	630,757	710,579
End of period	$885,162	$1,154,752	$630,757
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(133,809)	$(130,106)	$(124,375)
Income taxes, net	$(178,967)	$(252,644)	$(93,272)

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2016	$2,560	$4,026,805	$2,776,728	$10,612	$(2,135,311)	$620,591	$5,301,985
Net income	—	—	805,395	—	—	75,847	881,242
Dividends ($1.32 declared per common share)	—	—	(235,508)	—	—	—	(235,508)
Distributions to noncontrolling interests	—	—	—	—	—	(110,351)	(110,351)
Other comprehensive income (loss), net of tax	—	—	—	19,495	—	(57)	19,438
Equity attributable to HEP common unit issuances, net of tax	—	69,802	—	(238)	—	(61,390)	8,174
Equity awards issued in PCLI acquisition	—	6,600	—	—	—	—	6,600
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(10,326)	—	—	10,326	—	—
Equity-based compensation, inclusive of tax expense	—	39,815	—	—	—	2,522	42,337
Purchase of treasury stock	—	—	—	—	(15,926)	—	(15,926)
Purchase of HEP units for restricted grants	—	—	—	—	—	(605)	(605)
Other	—	—	—	—	—	(446)	(446)
Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940
Net income	—	—	1,097,960	—	—	79,264	1,177,224
Dividends ($1.32 declared per common share)	—	—	(233,544)	—	—	—	(233,544)
Distributions to noncontrolling interests	—	—	—	—	—	(125,653)	(125,653)
Other comprehensive loss, net of tax	—	—	—	(22,928)	—	—	(22,928)
Equity attributable to HEP common unit issuances, net of tax	—	42,199	—	—	—	58,134	100,333
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(17,742)	—	—	17,742	—	—
Equity-based compensation	—	38,972	—	—	—	3,200	42,172
Purchase of treasury stock	—	—	—	—	(367,470)	—	(367,470)
Purchase of HEP units for restricted grants	—	—	—	—	—	(568)	(568)
Adoption of accounting standards	—	—	(14,129)	6,682	—	—	(7,447)
Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	772,388	—	—	99,964	872,352
Dividends ($1.34 declared per common share)	—	—	(225,170)	—	—	—	(225,170)
Distributions to noncontrolling interests	—	—	—	—	—	(132,268)	(132,268)
Other comprehensive income, net of tax	—	—	—	1,151	—	—	1,151
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(139)	(139)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(31,314)	—	—	31,314	—	—
Equity-based compensation	—	39,736	—	—	—	2,533	42,269
Purchase of treasury stock	—	—	—	—	(528,483)	—	(528,483)
Purchase of HEP units for restricted grants	—	—	—	—	—	(1,893)	(1,893)
Contributions from joint venture partner	—	—	—	—	—	22,548	22,548
Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel and other specialty products. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain regions of the United States. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America. As of December 31, 2019, we:

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

•	owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario, which produces base oils and other specialty lubricant products;

•	owned and operated Sonneborn with manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products, such as white oils, petrolatums and waxes;

•
owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil and has storage and distribution facilities in Iowa, Kansas, Utah and Wyoming, along with a blending and packaging facility in Texas;

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

In 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC. Cushing Connect Pipeline & Terminal LLC and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal are each VIE's because they do not have sufficient equity at risk to finance their activities without additional financial support. HEP is the primary beneficiary of two of these entities as HEP is constructing and will operate the Cushing Connect Pipeline, and HEP has more ability to direct the activities that most significantly impact the financial performance of Cushing Connect Pipeline & Terminal LLC and Cushing Connect Pipeline.Therefore, HEP consolidates these two entities. HEP is not the primary beneficiary of Cushing Connect Terminal, which HEP accounts for using the equity method of accounting.

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as specific accounts identified as high risk, which historically have been minimal. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $4.5 million at December 31, 2019 and $3.6 million at December 31, 2018.

Accounts receivable attributable to crude oil resales generally represent the sale of excess crude oil to other purchasers and / or users in cases when our crude oil supplies are in excess of our immediate needs as well as certain reciprocal buy / sell exchanges of crude oil. At times we enter into such buy / sell exchanges to facilitate the delivery of quantities to certain locations. In many cases, we enter into net settlement agreements relating to the buy / sell arrangements, which may mitigate credit risk.

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

Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or net realizable value.

Inventories consisting of process chemicals, materials and maintenance supplies and renewable identification numbers ("RINs") are stated at the lower of weighted-average cost or net realizable value.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Our asset retirement obligations were $35.9 million and $28.7 million at December 31, 2019 and 2018, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2019, 2018 and 2017.

Intangibles, Goodwill and Long-lived Assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized, whereas intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value. The carrying amount of our intangible assets and goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill and intangible assets assigned to our Lubricants and Specialty Products segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

See Note 11 for additional information regarding our goodwill and long-lived assets including impairment charges recorded during the years ended December 31, 2019 and 2017.

Equity Method Investments: We account for investments in which we have a noncontrolling interest, yet have significant influence over the entity, using the equity method of accounting, whereby we record our pro-rata share of earnings, and contributions to and distributions from joint ventures as adjustments to our investment balance. HEP has a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”). HEP also accounts for Cushing Connect Terminal, a subsidiary of the Cushing Connect Pipeline & Terminal LLC joint venture, using the equity method of accounting, as HEP does not have the ability to direct the activities that most significantly impact the entity. As of December 31, 2019, HEP's underlying equity and recorded investment balances in the joint ventures are $90.8 million and $120.1 million respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

Revenue Recognition: Revenues on refined product and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $141.9 million, $110.9 million and $112.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as inventory repurchase obligations that are subsequently reversed when the inventories are repurchased. For the years ended December 31, 2019, 2018 and 2017, we received proceeds of $52.1 million, $51.2 million and $47.4 million and subsequently repaid $49.2 million, $52.5 million and $49.8 million, respectively, under these sell / buy transactions.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following summarizes our valuation of the Sonneborn assets and liabilities acquired on February 1, 2019:

(In millions)
Cash and cash equivalents	$38.9
Accounts receivable and other current assets	58.4
Inventories	81.0
Properties, plants and equipment	168.2
Goodwill	282.3
Intangibles and other noncurrent assets	231.5
Accounts payable and accrued liabilities	(47.9)
Deferred income tax liabilities	(83.0)
Other long-term liabilities	(27.8)
$701.6

The purchase price allocation resulted in the recognition of $282.3 million in goodwill, which relates to the established workforce and global market presence of the acquired business as well as the expected synergies to be gained upon combining with our existing operations to form an expanded lubricants and specialty products business. This goodwill is not deductible for income tax purposes.

Intangibles include customer relationships, trademarks, patents and technical know-how totaling $214.6 million that are being amortized on a straight-line basis over a 12-year period.

Our consolidated financial and operating results reflect the Sonneborn operations beginning February 1, 2019. Our results of operations include revenue and income before income taxes of $340.3 million and $5.1 million, respectively, for the period from February 1, 2019 through December 31, 2019 related to these operations.

The following unaudited pro forma information for the years ended December 31, 2019 and 2018 presents the revenues and operating income for our Lubricants and Specialty Products segment assuming the acquisition of Sonneborn had occurred as of January 1, 2018. The proforma effects on consolidated HFC revenue and operating income are not material.

	Years Ended December 31,
	2019	2018
	(In thousands)
Sales and other revenues	$2,124,778	$2,195,690
Operating income (1)	$(116,254)	$99,371

(1) The year ended December 31, 2019, includes goodwill impairment of $152.7 million from the PCLI reporting unit of our Lubricants and Specialty Products segment. See Note 11 for additional information on this goodwill impairment.

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

We incurred $24.2 million, $3.6 million and $27.9 million, for the years ended December 31, 2019, 2018 and 2017, respectively, in incremental direct integration and regulatory costs that principally relate to legal, advisory, regulatory and other professional fees and are presented as selling, general and administrative expenses.

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

December 31, 2019
(In thousands)
Operating leases:
Operating lease right-of-use assets	$467,109

Operating lease liabilities	104,415
Noncurrent operating lease liabilities	364,420
Total operating lease liabilities	$468,835

Finance leases:
Properties, plants and equipment, at cost	$13,406
Accumulated amortization	(6,233)
Properties, plants and equipment, net	$7,173

Accrued liabilities	$1,567
Other long-term liabilities	5,163
Total finance lease liabilities	$6,730

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Supplemental balance sheet information related to our leases was as follows:

December 31, 2019

Weighted average remaining lease term (in years)
Operating leases	7.2
Finance leases	8.1

Weighted average discount rate
Operating leases	4.0%
Finance leases	5.2%

The components of lease expense were as follows:

Year Ended December 31, 2019
(In thousands)
Operating lease expense	$112,770
Finance lease expense:
Amortization of right-of-use assets	1,543
Interest on lease liabilities	334
Variable lease cost	4,449
Total lease expense	$119,096

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116,980
Operating cash flows from finance leases	$334
Financing cash flows from finance leases	$1,551

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$121,750

As of December 31, 2019, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance
	(In thousands)
2020	$121,511	$2,128
2021	102,480	1,304
2022	87,344	1,056
2023	72,751	1,110
2024	49,901	626
2025 and thereafter	124,612	2,255
Future minimum lease payments	558,599	8,479
Less: imputed interest	89,764	1,749
Total lease obligations	468,835	6,730
Less: current obligations	104,415	1,567
Long-term lease obligations	$364,420	$5,163

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2019, we have entered into certain leases that have not yet commenced. Such leases include a 15-year lease for plant equipment, with estimated future lease payments of $6.8 million, expected to commence in the second quarter of 2020, and a 5-year lease for office equipment, with estimated future lease payments of $0.4 million, expected to commence in the first quarter of 2020.

Our consolidated income statement reflects lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor. Lease income recognized for the year ended December 31, 2019 was $33.2 million for operating leases.

Annual minimum undiscounted lease payments in which HEP is a lessor to third-party contracts as of December 31, 2019 were as follows:

(In thousands)
2020	$18,839
2021	12,794
2022	11,377
2023	11,248
2024	11,248
Thereafter	2,812
Total	$68,318

The following are disclosures related to periods prior to our adoption of ASC 842.

We leased certain office and storage facilities, rail cars and other equipment under long-term operating leases, most of which contained renewal options. At December 31, 2018, the minimum future rental commitments under operating leases having non-cancellable lease terms in excess of one year were as follows:

(In thousands)
2019	$104,362
2020	92,491
2021	84,581
2022	70,874
2023	61,063
Thereafter	88,206
Total	$501,577

Rental expense charged to operations was $84.1 million and $95.7 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 4:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek US Holdings, Inc's (“Delek”) refinery in Big Spring, Texas. Additionally, as of December 31, 2019 HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals; a 50% ownership interest in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a to-be-constructed pipeline that will run from Cushing, Oklahoma to our Tulsa Refineries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2019, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 77% of HEP’s total revenues for the year ended December 31, 2019. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
On October 2, 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect, for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65.0 million.

SLC Pipeline and Frontier Pipeline
On October 31, 2017, HEP acquired the remaining 75% interest in SLC Pipeline LLC, the owner of a pipeline that serves refineries in the Salt Lake City, Utah area (the “SLC Pipeline”), and the remaining 50% interest in Frontier Aspen LLC, the owner of a pipeline running from Wyoming to Frontier Station, Utah (the “Frontier Pipeline”), from subsidiaries of Plains for cash consideration of $250.0 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2019, these agreements result in minimum annualized payments to HEP of $348.1 million.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2019, HEP did not issue any common units under this program. As of December 31, 2019, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Disaggregated revenues are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$12,952,899	$13,326,654	$11,056,038
Specialty lubricant products (2)	1,864,450	1,636,859	1,415,842
Asphalt, fuel oil and other products (3)	1,025,663	985,234	743,394
Total refined product revenues	15,843,012	15,948,747	13,215,274
Excess crude oil revenues (4)	1,470,148	1,597,321	891,756
Transportation and logistic services	121,027	108,412	77,225
Other revenues (5)	52,391	60,186	67,044
Total sales and other revenues	$17,486,578	$17,714,666	$14,251,299

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$8,424,191	$8,427,200	$7,099,754
Southwest	3,621,273	3,772,278	2,952,224
Rocky Mountains	2,208,541	2,476,044	2,055,221
Northeast	578,932	339,407	259,840
Canada	721,169	732,321	673,842
Europe, Asia and Latin America	288,906	201,497	174,393
Total refined product revenues	$15,843,012	$15,948,747	$13,215,274

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $808.9 million and $216.8 million, respectively, for the year ended December 31, 2019, $822.6 million and $162.6 million, respectively, for the year ended December 31, 2018, and $565.2 million and $178.2 million, respectively, for the year ended December 31, 2017.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to contract liabilities for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(In thousands)
Balance at January 1	$132	$179
Sonneborn acquisition	6,463	—
Increase	26,751	6,748
Recognized as revenue	(28,694)	(6,795)
Balance at December 31	$4,652	$132

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2019, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2024. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	2020	2021	2022	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	21,051	14,622	12,775	24,465	72,913
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual of revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of December 31, 2019 are presented below:

	2020	2021	2022	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$29,536	$22,822	$13,267	$25,308	$90,933

We have no customers which had accounted for over 10% of our annual revenues for the years ended December 31, 2019, 2018 or 2017.

NOTE 6:	Fair Value Measurements

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of derivative instruments and RINs credit obligations at December 31, 2019 and 2018 were as follows:

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Assets:
Commodity price swaps	$13,455	$—	$13,455	$—
Commodity forward contracts	4,133	—	4,133	—
Total assets	$17,588	$—	$17,588	$—

Liabilities:
NYMEX futures contracts	$2,578	$2,578	$—	$—
Foreign currency forward contracts	6,722	—	6,722	—
Commodity price swaps	1,230	—	1,230	—
Commodity forward contracts	3,685	—	3,685	—
Total liabilities	$14,215	$2,578	$11,637	$—

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Assets:
NYMEX futures contracts	$2,473	$2,473	$—	$—
Foreign currency forward contracts	25,956	—	25,956	—
Commodity price swaps	10,817	—	10,817	—
Commodity forward contracts	1,034	—	1,034	—
Total assets	$40,280	$2,473	$37,807	$—

Liabilities:
Commodity price swaps	$956	$—	$956	$—
Commodity forward contracts	1,137	—	1,137	—
RINs credit obligations (1)	4,084	—	4,084	—
Total liabilities	$6,177	$—	$6,177	$—

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income attributable to HollyFrontier stockholders	$772,388	$1,097,960	$805,395
Participating securities’ (restricted stock) share in earnings	1,034	3,714	5,047
Net income attributable to common shares	$771,354	$1,094,246	$800,348
Average number of shares of common stock outstanding	166,287	175,009	176,174
Effect of dilutive variable restricted shares and performance share units (1)	1,098	1,652	1,022
Average number of shares of common stock outstanding assuming dilution	167,385	176,661	177,196
Basic earnings per share	$4.64	$6.25	$4.54
Diluted earnings per share	$4.61	$6.19	$4.52

(1) Excludes anti-dilutive restricted and performance share units of:	302	238	543

NOTE 8:	Stock-Based Compensation

We have a principal share-based compensation plan (the “Long-Term Incentive Compensation Plan”). The compensation cost charged against income for the plan was $41.5 million, $39.0 million and $39.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $2.5 million, $3.2 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock and Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock unit awards, which are payable in stock or cash and generally vest over a period of three years. We previously granted restricted stock to certain officers and key employees with awards vesting over a period of three years. Certain restricted stock unit award recipients have the right to receive dividends, however, restricted stock units do not have any other rights of absolute ownership. Restricted stock award recipients are generally entitled to all the rights of absolute ownership of the restricted shares from the date of grant including the right to vote the shares and to receive dividends. Upon vesting, restrictions on the restricted stock and restricted stock units lapse at which time they convert to common shares or cash. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock and restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period. We account for forfeitures on an estimated basis.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of restricted stock and restricted stock unit activity during the year ended December 31, 2019 is presented below:

Restricted Stock and Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2019	1,196,914	$46.81
Granted	661,329	$52.62
Vested	(739,613)	$41.74
Forfeited	(60,234)	$46.30
Converted from performance share units	43,385	$35.80
Outstanding at December 31, 2019	1,101,781	$53.30	$55,871

For the years ended December 31, 2019, 2018 and 2017, restricted stock and restricted stock units vested having a grant date fair value of $30.9 million, $30.0 million and $24.9 million, respectively. For the years ended December 31, 2018 and 2017, we granted restricted stock units having a weighted average grant date fair value of $64.96 and $35.02, respectively. As of December 31, 2019, there was $36.2 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years. For the years ended December 31, 2019 and 2018, we paid $1.7 million and $0.1 million, respectively, in cash equal to the value of the stock award on the vest date, to certain employees to settle 32,648 and 2,481, respectively, restricted stock units. No restricted stock units were settled in cash in 2017.

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

A summary of performance share unit activity and changes during the year ended December 31, 2019 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2019	662,431
Granted	177,428
Vested	(427,715)
Forfeited	(11,046)
Converted to restricted stock units	(25,510)
Outstanding at December 31, 2019	375,588

For the year ended December 31, 2019, we issued 592,602 shares of common stock, representing a 200% payout on vested performance share units having a grant date fair value of $7.3 million. For the years ended December 31, 2018 and 2017, we issued common stock upon the vesting of the performance share units having a grant date fair value of $8.8 million and $6.6 million, respectively. As of December 31, 2019, there was $11.7 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $58.50 per unit. That cost is expected to be recognized over a weighted-average period of 2.1 years. In addition, for the year ended December 31, 2019, 131,414 shares of common stock, representing target payout on performance share units having a grant date fair value of $8.9 million, vested and will be settled in 2020.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 9:	Inventories

Inventory consists of the following components:

	December 31,
	2019	2018
	(In thousands)
Crude oil	$489,169	$503,705
Other raw materials and unfinished products(1)	394,045	360,124
Finished products(2)	639,938	662,713
Lower of cost or market reserve	(240,363)	(360,138)
Process chemicals(3)	36,786	31,413
Repairs and maintenance supplies and other (4)	154,627	156,562
Total inventory	$1,474,202	$1,354,379

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $240.4 million and $360.1 million at December 31, 2019 and 2018, respectively. The December 31, 2018 market reserve of $360.1 million was reversed due to the sale of inventory quantities that gave rise to the 2018 reserve. A new market reserve of $240.4 million was established as of December 31, 2019 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $119.8 million for the year ended December 31, 2019 , an increase of $136.3 million for the year ended December 31, 2018 and a decrease of $108.7 million for the year ended December 31, 2017.

At December 31, 2019, 2018 and 2017, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Various subsidiaries of HollyFrontier moved to intervene in four lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The U.S. Court of Appeals for the DC Circuit dismissed one of these four lawsuits on November 12, 2019 for lack of jurisdiction. On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, and we are unable to estimate costs we may incur, if any, at this time. It is also not clear how the case will impact future small refinery exemptions. It is too early to assess whether the remaining two cases are expected to have any impact on us.

NOTE 10:	Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2019	2018
	(In thousands)
Land, buildings and improvements	$447,547	$455,508
Refining facilities	4,258,764	4,034,546
Pipelines and terminals	1,775,657	1,729,994
Transportation vehicles	27,214	20,311
Other fixed assets	540,953	296,843
Construction in progress	187,162	243,778
	7,237,297	6,780,980
Accumulated depreciation	(2,414,585)	(2,098,446)
	$4,822,712	$4,682,534

We capitalized interest attributable to construction projects of $2.5 million, $4.8 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Depreciation expense was $334.2 million, $309.0 million and $286.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 11:	Goodwill, Long-lived Assets and Intangibles

Goodwill and long-lived assets
As of December 31, 2019, our goodwill balance was $2.4 billion. During 2019, we recognized $282.3 million in goodwill as a result of our Sonneborn acquisition, all of which has been assigned to our Lubricants and Specialty Products segment. See Note 20 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment.

The following is a summary of our goodwill by segment:

	Refining	Lubricants and Specialty Products	HEP	Total
	(In thousands)
Balance at December 31, 2018
Goodwill	$2,042,790	$198,734	$314,229	$2,555,753
Accumulated impairment losses	(309,318)	—	—	(309,318)
	1,733,472	198,734	314,229	2,246,435

Additional goodwill acquired	—	282,273	—	282,273
Current year impairment losses	—	(152,712)	—	(152,712)
Current year adjustments	—	—	(1,356)	(1,356)
Foreign currency translation adjustment	—	(733)	—	(733)

Balance at December 31, 2019
Goodwill	2,042,790	480,274	312,873	2,835,937
Accumulated impairment losses	(309,318)	(152,712)	—	(462,030)
	$1,733,472	$327,562	$312,873	$2,373,907

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

There was no impairment of long-lived assets during the years ended December 31, 2019 and 2018.

Intangibles
The carrying amounts of our intangible assets presented in “Intangibles and other” in our consolidated balance sheet are as follows:

		December 31
	Useful Life	2019	2018
		(In thousands)
Customer relationships	10 - 20 years	$245,479	$91,941
Transportation agreements	30 years	59,933	59,933
Trademarks, patents and other	10 - 20 years	154,863	83,326
		460,275	235,200
Accumulated amortization		(86,768)	(52,834)
Total intangibles, net		$373,507	$182,366

Amortization expense was $33.8 million, $16.6 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively and expected to approximate $33.8 million for each of the next five years.

NOTE 12:	Environmental

We expensed $11.2 million, $14.8 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $117.7 million and $110.2 million at December 31, 2019 and 2018, respectively, of which $95.6 million and $93.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). The amount of our accrued liability included $4.9 million of environmental obligations assumed in connection with our February 1, 2019 Sonneborn acquisition. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 13:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2019, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2019, HEP received advances totaling $365.5 million and repaid $323.0 million under the HEP Credit Agreement. At December 31, 2019, HEP was in compliance with all of its covenants, had outstanding borrowings of $965.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings was 4.24% for both December 31, 2019 and 2018.

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

HollyFrontier Senior Notes
HFC's 5.875% senior notes ($1 billion aggregate principal amount maturing April 2026) (the “HollyFrontier Senior Notes”) are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2021. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $40.0 million at December 31, 2019 and included in “Accrued liabilities” in our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

HEP Senior Notes
In July 2016 and September 2017, HEP issued $400 million and $100 million, respectively, in aggregate principal amount of 6.0% HEP senior notes maturing in August 2024 in a private placement. HEP used the net proceeds to repay indebtedness under the HEP Credit Agreement.

On February 4, 2020, HEP closed a private placement of $500 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing in February 2028. On February 5, 2020, HEP redeemed its existing $500 million 6.0% senior notes at a redemption cost of $522.5 million. HEP will record any early extinguishment losses associated with this redemption during the first quarter of 2020. HEP funded the $522.5 million redemption with proceeds from the issuance of its 5.0% senior notes and borrowing under the HEP Credit Agreement.

HEP's 5.0% senior notes (the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

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

The carrying amounts of long-term debt are as follows:

	December 31,
	2019	2018
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(6,391)	(7,360)
	993,609	992,640

HEP Credit Agreement	965,500	923,000

HEP 6% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(3,469)	(4,100)
	496,531	495,900

Total HEP long-term debt	1,462,031	1,418,900

Total long-term debt	$2,455,640	$2,411,540

The fair values of the senior notes are as follows:

	December 31,
	2019	2018
	(In thousands)

HollyFrontier senior notes	$1,127,610	$1,019,160

HEP senior notes	$522,045	$488,310

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

Principal maturities of long-term debt as of December 31, 2019 are as follows:

Years Ending December 31,	(In thousands)
2020	$—
2021	—
2022	965,500
2023	—
2024	500,000
Thereafter	1,000,000
Total	$2,465,500

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 14:	Derivative Instruments and Hedging Activities

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Years Ended December 31,			Income Statement Location	Years Ended December 31,
	2019	2018	2017		2019	2018	2017
(In thousands)
Commodity contracts	$(5,349)	$11,221	$14,538	Sales and other revenues	$(1,799)	$(5,093)	$7,836
				Cost of products sold	22,876	—	(299)
				Operating expenses	(1,364)	(962)	(19,244)
Interest rate contracts (1)	—	—	(91)	Interest expense	—	—	179
Total	$(5,349)	$11,221	$14,447		$19,713	$(6,055)	$(11,528)

(1) HEP used interest rate swap contracts to manage its exposure to interest rate risk, which matured in July 2017.

Economic Hedges
We have commodity contracts including contracts to lock in basis spread differentials on forecasted purchases of crude oil, swap contracts to lock in the crack spread of WTI and gasoline, NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 13 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments		Years Ended December 31,
	Income Statement Location	2019	2018	2017
		(In thousands)
Commodity contracts	Cost of products sold	$(8,475)	$16,655	$(12,327)
	Operating expenses	—	—	(6,697)
	Interest expense	(6,427)	(198)	—
Foreign currency contracts	Gain on foreign currency transactions	(17,430)	41,834	—
	Gain on foreign currency swap contracts (1)	—	—	24,545
	Total	$(32,332)	$58,291	$5,521

(1) Relates to Canadian currency swap contracts that settled on February 1, 2017 and effectively fixed the conversion rate on our PCLI purchase price.

As of December 31, 2019, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2020	2021	Unit of Measure
Derivatives designated as hedging instruments:
Natural gas price swaps - long	3,600,000	1,800,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	4,758,000	4,758,000	—	Barrels

Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	1,365,000	1,365,000	—	Barrels
Crude oil price swaps (basis spread) - long	1,464,000	1,464,000	—	Barrels
Forward gasoline and diesel contracts - long	1,251,200	1,251,200	—	Barrels
Foreign currency forward contracts	434,340,348	434,340,348	—	U. S. dollar
Forward commodity contracts (platinum)	41,147	—	41,147	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230
	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,578	$—	$2,578
Commodity price swap contracts	7,713	—	7,713	—	—	—
Commodity forward contracts	4,133	—	4,133	3,685	—	3,685
Foreign currency forward contracts	—	—	—	6,722	—	6,722
	$11,846	$—	$11,846	$12,985	$—	$12,985

Total net balance			$17,588			$14,215

Balance sheet classification:	Prepayment and other		$17,588	Accrued liabilities		$12,985
			—	Other long-term liabilities		1,230
			$17,588			$14,215

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2018
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$11,790	$(973)	$10,817	$1,755	$(799)	$956
	$11,790	$(973)	$10,817	$1,755	$(799)	$956

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$2,473	$—	$2,473	$—	$—	$—
Commodity forward contracts	1,034	—	1,034	1,137	—	1,137
Foreign currency forward contracts	25,956	—	25,956	—	—	—
	$29,463	$—	$29,463	$1,137	$—	$1,137

Total net balance			$40,280			$2,093

	Prepayments and other		$37,982	Accrued liabilities		$1,137
	Intangibles and other		2,298	Other long-term liabilities		956
Balance sheet classification:			$40,280			$2,093

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2019, we had a pre-tax net unrealized gain of $4.5 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized gain of $5.7 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 15:	Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current
Federal	$187,134	$239,566	$102,786
State	29,547	40,788	2,760
Foreign	3,805	(10,080)	19,597
Deferred
Federal	77,916	46,434	(156,767)
State	26,073	27,845	28,527
Foreign	(25,323)	2,690	(9,282)
	$299,152	$347,243	$(12,379)

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense (benefit) as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Tax computed at statutory rate	$246,013	$320,138	$304,102
Effect of the Tax Cuts and Jobs Act	—	(7,800)	(307,101)
State income taxes, net of federal tax benefit	47,259	56,936	21,343
Domestic production activities deduction	—	—	(9,937)
Noncontrolling interest in net income	(25,494)	(20,215)	(29,357)
Effect of nondeductible goodwill impairment charge	32,069	—	—
Other	(695)	(1,816)	8,571
	$299,152	$347,243	$(12,379)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(809,966)	$(809,966)
Lease obligation	120,435	—	120,435
Accrued employee benefits	13,635	—	13,635
Accrued post-retirement benefits	11,027	—	11,027
Accrued environmental costs	28,708	—	28,708
Hedging instruments	—	(2,439)	(2,439)
Inventory differences	—	(43,500)	(43,500)
Deferred turnaround costs	—	(135,920)	(135,920)
Net operating loss and tax credit carryforwards	22,912	—	22,912
Investment in HEP	—	(95,037)	(95,037)
Valuation allowance	—	(4,600)	(4,600)
Other	5,475	—	5,475
Total	$202,192	$(1,091,462)	$(889,270)

	December 31, 2018
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(577,133)	$(577,133)
Accrued employee benefits	15,395	—	15,395
Accrued post-retirement benefits	8,482	—	8,482
Accrued environmental costs	29,937	—	29,937
Hedging instruments	—	(4,099)	(4,099)
Inventory differences	—	(22,518)	(22,518)
Deferred turnaround costs	—	(87,360)	(87,360)
Net operating loss and tax credit carryforwards	13,702	—	13,702
Investment in HEP	—	(94,587)	(94,587)
Valuation allowance	—	(3,100)	(3,100)
Other	—	(1,295)	(1,295)
Total	$67,516	$(790,092)	$(722,576)

We have Kansas income tax credits of $6.8 million that can be carried forward for 16 tax years. We have an $18.4 million net operating loss in Luxembourg that we do not anticipate utilizing. We have reflected a valuation allowance of $4.6 million in 2019 and $3.1 million in 2018 related to net operating carry forwards that we do not anticipate utilizing, primarily in Luxembourg. We also have a $30.9 million net operating loss in Canada that can be carried forward for 20 years. We expect to fully utilize this loss.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Tax Cuts and Jobs Act
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

At December 31, 2018, our accounting for these provisional amounts related to foreign tax effects was completed. Our one-time transition tax calculation was finalized during 2018 and the resulting liability determined to be $6.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2019	2018	2017
		(In thousands)
Balance at January 1	$53,752	$53,752	$22,137
Additions based on tax positions related to the current year	—	—	31,615
Additions for tax positions of prior years	2,893	—	—
Reductions for tax positions of prior years	(24)	—	—
Balance at December 31	$56,621	$53,752	$53,752

At December 31, 2019, 2018 and 2017, there were $56.6 million, $53.8 million, and $53.8 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The 2017 additions to unrecognized tax benefits relates to claims filed with the IRS on the federal income tax treatment of refundable biodiesel/ethanol blending tax credits for certain prior years. The issues related to the claims are complex and uncertain, and we cannot conclude that it is more likely than not that we will sustain the claims. Therefore, no tax benefit has been recognized for the filed claims. During the next 12 months, it is reasonably possible that an ultimate resolution regarding these claims could reduce unrecognized tax benefits (due to a court ruling in favor of the IRS).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. and Canadian federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2014. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2016.

NOTE 16:	Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Years Ended December 31,
	2019	2018	2017

Common shares outstanding at January 1	172,121,491	177,407,622	177,345,266
Issuance of restricted stock, excluding restricted stock with performance feature	—	—	55,626
Vesting of performance units	592,602	115,596	138,374
Vesting of restricted stock with performance feature	412,465	543,396	350,063
Forfeitures of restricted stock	(13,807)	(58,497)	(139,634)
Purchase of treasury stock (1)	(11,266,226)	(5,886,626)	(342,073)
Common shares outstanding at December 31	161,846,525	172,121,491	177,407,622

(1)
Includes 415,466, 369,255 and 342,073 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, including $281.0 million remaining under the previously existing $1.0 billion share repurchase program. This program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2019, we had remaining authorization to repurchase up to $1.0 billion under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2019, 2018 and 2017, we withheld shares of our common stock from certain employees in the amounts of $21.9 million, $19.6 million and $15.9 million, respectively. These withholdings were made under the terms of restricted stock and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 17:	Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2019
Net change in foreign currency translation adjustment	$13,337	$2,848	$10,489
Net unrealized loss on hedging instruments	(5,349)	(1,365)	(3,984)
Net change in pension and other post-retirement benefit obligations	(7,207)	(1,853)	(5,354)
Other comprehensive income attributable to HollyFrontier stockholders	$781	$(370)	$1,151

Year Ended December 31, 2018
Net change in foreign currency translation adjustment	$(38,227)	$(8,064)	$(30,163)
Net unrealized gain on hedging instruments	11,221	2,857	8,364
Net change in pension and other post-retirement benefit obligations	(1,507)	(378)	(1,129)
Other comprehensive loss attributable to HollyFrontier stockholders	$(28,513)	$(5,585)	$(22,928)

Year Ended December 31, 2017
Net change in foreign currency translation adjustment	$22,151	$7,774	$14,377
Net unrealized loss on marketable securities	$(4)	$(1)	$(3)
Net unrealized gain on hedging instruments	14,447	5,613	8,834
Net change in pension and other post-retirement benefit obligations	(5,807)	(2,037)	(3,770)
Other comprehensive income	30,787	11,349	19,438
Less other comprehensive loss attributable to noncontrolling interest	(57)	—	(57)
Other comprehensive income attributable to HollyFrontier stockholders	$30,844	$11,349	$19,495

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Hedging instruments:
Commodity price swaps	$(1,799)	$(5,093)	$7,836	Sales and other revenues
	22,876	—	(299)	Cost of products sold
	(1,364)	(962)	(19,244)	Operating expenses
Interest rate swaps	—	—	179	Interest expense
	19,713	(6,055)	(11,528)
	5,027	(1,544)	(4,490)	Income tax benefit
	14,686	(4,511)	(7,038)	Net of tax
	—	—	(74)	Noncontrolling interest
	14,686	(4,511)	(7,112)	Net of tax and noncontrolling interest

Other post-retirement benefit obligations:
Post-retirement healthcare obligations	3,587	3,481	3,481	Other, net
	915	888	1,347	Income tax expense
	2,672	2,593	2,134	Net of tax

Retirement restoration plan	(6)	(27)	(17)	Other, net
	(2)	(7)	(7)	Income tax benefit
	(4)	(20)	(10)	Net of tax

Total reclassifications for the period	$17,354	$(1,938)	$(4,988)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2019	2018
	(In thousands)
Foreign currency translation adjustment	$(2,187)	$(12,676)
Unrealized loss on pension obligation	(1,733)	(1,404)
Unrealized gain on post-retirement benefit obligations	15,333	20,358
Unrealized gain on hedging instruments	3,361	7,345
Accumulated other comprehensive income	$14,774	$13,623

NOTE 18:	Pension and Post-retirement Plans

In connection with our PCLI acquisition, we established employee benefit plans including union and non-union pension plans and a post-retirement healthcare plan for PCLI employees that were previously covered under legacy Suncor plans and are closed to new entrants. In September 2018, Suncor made a cash transfer to these newly established plans in accordance with our agreement.

Sonneborn employees in the Netherlands have a defined benefit pension plan which was frozen and all plan participants became inactive in 2016. The plan assets are in the form of a third-party insurance contract that is valued based on the assets held by the insurer and insures a value which approximates the accrued benefits related to the plan’s accumulated benefit obligation. At that time, a new plan was established to provide future indexation benefits to participants who had accrued benefits under the expiring arrangements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our PCLI pension plans for the years ended December 31, 2019 and 2018, and for our Sonneborn Netherlands plans for the period February 1, 2019 to December 31, 2019:

	Years Ended December 31,
	2019	2018
	(In thousands)
Change in plans' benefit obligations
Pension plans benefit obligation - beginning of period	$64,435	$63,582
Acquisition of Sonneborn	31,686	—
Service cost	4,135	4,420
Interest cost	3,026	2,249
Actuarial loss	5,161	1,058
Benefits paid	(1,132)	(1,429)
Transfer from other plans	330	—
Foreign currency exchange rate changes	2,769	(5,445)
Pension plans benefit obligation - end of year	$110,410	$64,435

Change in pension plans assets
Fair value of plans assets - beginning of period	$62,462	$59,261
Acquisition of Sonneborn	29,376	—
Actual return on plans assets	7,947	3,599
Employer contributions	3,681	6,239
Benefits paid	(1,132)	(1,429)
Transfer payments	330	—
Foreign currency exchange rate changes	2,694	(5,208)
Fair value of plans assets - end of year	$105,358	$62,462

Funded status
Under-funded balance	$(5,052)	$(1,973)

Amounts recognized in consolidated balance sheets
Other long-term liabilities	$(5,052)	$(1,973)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$3,155	$1,977

The accumulated benefit obligation was $100.5 million and $52.5 million at December 31, 2019 and 2018, respectively, which are also the measurement dates used for our pension plans.

The weighted average assumptions used to determine end of period benefit obligations for the PCLI plan for the years ended December 31, 2019 and 2018 were discount rates of 3.10% and 3.70%, respectively, and rates of future compensation increases of 3.00% for each year. For the year ended December 31, 2019, the weighted average assumption used to determine end of period benefit obligations for Sonneborn was a discount rate of 1.50%.

Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2019	2018
	(In thousands)
Service cost - benefit earned during the period	$4,135	$4,420
Interest cost on projected benefit obligations	3,026	2,249
Expected return on plans assets	(3,840)	(3,464)
Net periodic pension expense	$3,321	$3,205

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The components, other than service cost, of our net periodic pension expense are recorded in Other, net in our consolidated statements of income.

At December 31, 2019 and 2018, PCLI's pension plans assets were allocated as follows:

	Percentage of Plan Assets at Year End
	December 31, 2019	December 31, 2018
Asset Category

Canadian equities	47%	—%
Fixed income	29%	—%
Real estate and infrastructure	14%	—%
Other	9%	—%
Cash	1%	100%
Total	100%	100%

The equity investments are valued using quoted market prices, a Level 1 input. Fixed income, real estate and infrastructure and other investments are valued using quoted market prices for similar type investments, a Level 2 input. See Note 6 for additional information on Level 1 and 2 inputs.

The expected long-term rate of return on plan assets is 5.75% for the PCLI pension plan, and is based on a target investment mix of 46% Canadian equities, 30% fixed income, 14% real estate and infrastructure and 10% other.

It is estimated that there will be no actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit expense in 2020.

We expect to contribute $3.6 million to the PCLI and Sonneborn pensions plans in 2020. Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.8 million in 2020, $2.1 million in 2021, $2.5 million in 2022, $2.9 million in 2023, $3.2 million in 2024 and $21.7 million in 2025 to 2029.

Post-retirement Healthcare Plans
We have post-retirement healthcare and other benefits plans that are available to certain of our employees who satisfy certain age and service requirements. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by this plan at December 31, 2019.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$26,880	$29,499
Sonneborn acquisition	877	—
Service cost	1,582	1,648
Interest cost	1,029	938
Participant contributions	—	178
Benefits paid	(2,028)	(1,931)
Actuarial loss (gain)	2,412	(2,643)
Foreign currency exchange rate changes	521	(809)
Post-retirement plans' benefit obligation - end of year	$31,273	$26,880

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	2,003	1,676
Participant contributions	25	255
Benefits paid	(2,028)	(1,931)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(31,273)	$(26,880)

Amounts recognized in consolidated balance sheets
Accrued liabilities	$(1,817)	$(1,909)
Other long-term liabilities	(29,456)	(24,971)
	$(31,273)	$(26,880)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial (loss) gain	$(197)	$2,379
Prior service credit	21,992	25,473
Total	$21,795	$27,852

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.8 million in 2020; $1.8 million in 2021; $1.9 million in 2022; $1.9 million in 2023; $2.0 million in 2024; and $9.8 million in 2025 through 2029.

The weighted average assumptions used to determine end of period benefit obligations:

	December 31,
	2019	2018

Discount rate	2.94% - 3.20%	3.70% - 3.95%
Current health care trend rate	6.00% - 6.50%	6.50%
Ultimate health care trend rate	4.50% - 5.00%	5.00%
Year rate reaches ultimate trend rate	2022 - 2023	2022 - 2028

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Service cost – benefit earned during the year	$1,582	$1,648	$1,511
Interest cost on projected benefit obligations	1,029	938	987
Amortization of prior service credit	(3,481)	(3,481)	(3,481)
Amortization of gain	(106)	—	—
Net periodic post-retirement credit	$(976)	$(895)	$(983)

The components, other than service cost, of our net periodic post-retirement credit are recorded in Other, net in our consolidated statements of income. Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

The effect of a 1% change in health care cost trend rates is as follows:

	1% Point Increase	1% Point Decrease
	(In thousands)
Service and interest costs	$502	$(396)
Year-end accumulated post-retirement benefit obligation	$3,489	$(2,990)

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million for each of the years ended December 31, 2019, 2018 and 2017 in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.4 million and $2.3 million at December 31, 2019 and 2018, respectively. As of December 31, 2019, the projected benefit obligation under this plan was $2.4 million. Annual benefit payments of $0.2 million are expected to be paid through 2029, which reflect expected future service.

Defined Contribution Plans
We have defined contribution plans that cover substantially all qualified employees in the U.S, Canada and the Netherlands. Our contributions are based on an employee's eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $30.3 million, $19.1 million and $17.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with this plan

NOTE 19:	Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

We filed a business interruption claim with our insurance carriers related to a fire at our Woods Cross Refinery that occurred in the first quarter 2018. As of December 31, 2019, we have collected interim payments totaling $56.0 million, but have not reached a final agreement regarding the amounts owed to us pursuant to our business interruption coverage. We have accounted for this claim as a gain contingency and accordingly, we have deferred revenue recognition for the interim payments received until such time that uncertainties regarding the amounts owed to us have been resolved.

On January 24, 2020, the small refinery exemptions granted to two of our refineries for 2016 were vacated by the U.S. Court of Appeals for the 10th Circuit, and the case was remanded to the EPA for further proceedings. It is not clear at this time what steps the EPA will take, and we are unable to estimate costs we may incur, if any, at this time. See Note 9 for additional information.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2020 through 2025.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2020 through 2039. At December 31, 2019, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2020	$137,457
2021	116,058
2022	111,058
2023	112,399
2024	111,939
Thereafter	685,941
Total	$1,274,852

Transportation and storage costs incurred under these agreements totaled $144.8 million, $143.3 million and $140.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

NOTE 20:	Segment Information

Our operations are organized into three reportable segments: Refining, Lubricants and Specialty Products and HEP. Our operations that are not included in the Refining, Lubricants and Specialty Products and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations. Corporate and Other and Eliminations are aggregated and presented under the Corporate, Other and Eliminations column.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of December 31, 2019, the HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interest in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2019
Sales and other revenues:
Revenues from external customers	$15,284,110	$2,081,221	$121,027	$220	$17,486,578
Intersegment revenues	312,678	11,307	411,750	(735,735)	—
	$15,596,788	$2,092,528	$532,777	$(735,515)	$17,486,578
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$12,980,506	$1,580,036	$—	$(642,158)	$13,918,384
Lower of cost or market inventory valuation adjustment	$(119,775)	$—	$—	$—	$(119,775)
Operating expenses	$1,095,488	$231,523	$161,996	$(94,955)	$1,394,052
Selling, general and administrative expenses	$120,518	$168,595	$10,251	$54,872	$354,236
Depreciation and amortization	$309,932	$88,781	$96,706	$14,506	$509,925
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$1,210,119	$(129,119)	$263,824	$(67,780)	$1,277,044
Earnings of equity method investments	$—	$—	$5,180	$—	$5,180
Capital expenditures	$199,002	$40,997	$30,112	$23,652	$293,763
Total assets	$7,189,094	$2,223,418	$2,205,437	$546,892	$12,164,841

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2018
Sales and other revenues:
Revenues from external customers	$15,806,304	$1,799,506	$108,412	$444	$17,714,666
Intersegment revenues	370,259	13,197	397,808	(781,264)	—
	$16,176,563	$1,812,703	$506,220	$(780,820)	$17,714,666
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$13,250,849	$1,381,540	$—	$(691,607)	$13,940,782
Lower of cost or market inventory valuation adjustment	$136,305	$—	$—	$—	$136,305
Operating expenses	$1,055,209	$167,820	$146,430	$(83,621)	$1,285,838
Selling, general and administrative expenses	$113,641	$143,750	$11,041	$21,992	$290,424
Depreciation and amortization	$284,439	$43,255	$98,492	$11,138	$437,324
Income (loss) from operations	$1,336,120	$76,338	$250,257	$(38,722)	$1,623,993
Earnings of equity method investments	$—	$—	$5,825	$—	$5,825
Capital expenditures	$202,791	$37,448	$54,141	$16,649	$311,029
Total assets	$6,465,155	$1,506,209	$2,142,027	$881,210	$10,994,601

Year Ended December 31, 2017
Sales and other revenues:
Revenues from external customers	$12,579,672	$1,594,036	$77,225	$366	$14,251,299
Intersegment revenues	338,390	—	377,137	(715,527)	—
	$12,918,062	$1,594,036	$454,362	$(715,161)	$14,251,299
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$11,009,419	$1,093,984	$—	$(635,530)	$11,467,873
Lower of cost or market inventory valuation adjustment	$(107,479)	$(1,206)	$—	$—	$(108,685)
Operating expenses	$1,008,859	$222,461	$137,856	$(72,507)	$1,296,669
Selling, general and administrative expenses	$103,246	$105,666	$14,336	$42,473	$265,721
Depreciation and amortization	$289,434	$31,894	$77,660	$10,949	$409,937
Long-lived asset impairment	$19,247	$—	$—	$—	$19,247
Income (loss) from operations	$595,336	$141,237	$224,510	$(60,546)	$900,537
Earnings of equity method investments	$—	$—	$12,510	$—	$12,510
Capital expenditures	$176,533	$31,464	$44,810	$19,452	$272,259
Total assets	$6,474,666	$1,610,472	$2,191,984	$415,032	$10,692,154

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 21:	Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2019
Sales and other revenues	$3,897,247	$4,782,615	$4,424,828	$4,381,888	$17,486,578
Operating costs and expenses	$3,507,906	$4,450,874	$3,998,049	$4,252,705	$16,209,534
Income from operations (1) (2)	$389,341	$331,741	$426,779	$129,183	$1,277,044
Income before income taxes	$363,991	$306,153	$401,001	$100,359	$1,171,504
Net income attributable to HollyFrontier stockholders	$253,055	$196,915	$261,813	$60,605	$772,388

Net income per share attributable to HollyFrontier stockholders - basic	$1.48	$1.16	$1.60	$0.38	$4.64
Net income per share attributable to HollyFrontier stockholders - diluted	$1.47	$1.15	$1.58	$0.37	$4.61
Dividends per common share	$0.33	$0.33	$0.33	$0.35	$1.34
Average number of shares of common stock outstanding:
Basic	170,851	169,356	163,676	161,398	166,287
Diluted	172,239	170,547	165,011	162,898	167,385

Year Ended December 31, 2018
Sales and other revenues	$4,128,427	$4,471,236	$4,770,799	$4,344,204	$17,714,666
Operating costs and expenses	$3,732,580	$3,964,259	$4,267,282	$4,126,552	$16,090,673
Income from operations (3)	$395,847	$506,977	$503,517	$217,652	$1,623,993
Income before income taxes	$373,899	$480,360	$478,390	$191,818	$1,524,467

Net income attributable to HollyFrontier stockholders	$268,091	$345,507	$342,466	$141,896	$1,097,960
Net income per share attributable to HollyFrontier stockholders - basic	$1.51	$1.96	$1.95	$0.82	$6.25
Net income per share attributable to HollyFrontier stockholders - diluted	$1.50	$1.94	$1.93	$0.81	$6.19
Dividends per common share	$0.33	$0.33	$0.33	$0.33	$1.32
Average number of shares of common stock outstanding:
Basic	176,617	175,899	175,097	172,485	175,009
Diluted	177,954	177,586	176,927	174,259	176,661

(1) For 2019, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $232.3 million for the first quarter, and charges of $47.8 million, $34.1 million and $30.7 million for the second, third and fourth quarters, respectively.

(2) For 2019, income from operations reflects goodwill impairment charges of $152.7 million in the second quarter.

(3) For 2018, income from operations reflects non-cash lower of cost or market inventory valuation reductions of $103.8 million and $106.9 million for the first and second quarters, respectively, and charges of $17.8 million and $329.2 million for the third and fourth quarters, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2019 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2020 and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2020 and is incorporated herein by reference.

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

(3)    Exhibits

The Exhibit Index on pages 109 to 113 of this Annual Report on Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Annual Report on Form 10-K.

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

2.7
Waiver and Amendment to Equity Purchase Agreement, dated January 31, 2019, by and between Sonneborn Holdings, L.P., Sonneborn Co-Op LLC, Sonneborn Coöperatief U.A. and HollyFrontier LSP Holdings LLC (incorporated by reference to Exhibit 2.7 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. File No. 1-03876).

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

4.7*	Description of Capital Stock pursuant to Item 601(b)(4) of Reg. S-K.

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

10.9
First Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement, dated April 22, 2019, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 1-03876).

10.10
Twentieth Amended and Restated Omnibus Agreement, dated as of October 2, 2019, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed October 3, 2019, File No. 1-03876).

10.11
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.12
First Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of February 16, 2017, among HollyFrontier Corporation, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 21, 2017, File No. 1-03876).

10.13
Release of Subsidiary Guarantee, dated December 29, 2015, by and among HollyFrontier Corporation and Union Bank, N.A. (incorporated by reference to Exhibit 10.40 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, File No. 1-03876).

10.14
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.15
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P. and HEP Refining L.L.C. (incorporated by reference to Exhibit 10.26 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.16
Sixth Amended and Restated Master Throughput Agreement, dated as of October 2, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed October 3, 2019, File No. 1-03876).

10.17
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.18
Third Amended and Restated Services and Secondment Agreement, dated October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed October 4, 2016, File No. 1-03876).

10.19
Fifth Amended and Restated Master Lease and Access Agreement, dated effective October 29, 2018, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

10.20
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.21
Amendment to Master Tolling Agreement (Refinery Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

10.22
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

10.23
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

10.24
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03846).

10.25
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

10.26
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.68 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-03876).

10.27
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 22, 2016, File No. 1-03876).

10.28
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed August 10, 2016, File No. 1-03876).

10.29
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

10.31+
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

10.32+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.33+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.34+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.35+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.36+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.37+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.38+
HollyFrontier Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-03876).

10.39+
Form of Performance Share Unit Agreement (for 162(m) covered employees) (incorporated by reference to Exhibit 10.52 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.40+
Form of Performance Share Unit Agreement (for non-162(m) covered employees) (incorporated by reference to Exhibit 10.53 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.41+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.54 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-03876).

10.42+*	Form of Performance Share Unit Agreement.

10.43+
Form of Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.63 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.44+
Form of Notice of Grant of Restricted Stock Units (for non-employee directors) (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.45+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.58 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.46+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.59 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-03876).

10.47+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. File No. 1-03876).

10.48+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.62 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. File No. 1-03876).

10.49+*	Form of Restricted Stock Unit Agreement (for employees).

10.50+*	Form of Notice of Grant of Restricted Stock Units (for employees).

10.51+*	Retirement Agreement and Release of Claims between HollyFrontier Corporation, HollyFrontier Payroll Services, Inc. and George Damiris dated December 11, 2019.

10.52+*	Retirement Agreement and Release of Claims between HollyFrontier Corporation, HollyFrontier Payroll Services, Inc. and Denise C. McWatters dated December 31, 2019.

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

.
10.55+
Form of Indemnification Agreement between Frontier and each of its officers and directors (incorporated by reference to Exhibit 10.41 to Frontier Oil Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, File No. 1-07627).

10.56+
Form of Indemnification Agreement between HollyFrontier Corporation and each of its officers and directors (incorporated by reference to Exhibit 10.79 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-03876).

10.57+
Form of HollyFrontier Corporation Indemnification Agreement to be entered into with officers and directors of HollyFrontier Corporation and its subsidiaries (incorporated by reference to Exhibit 10.2 of registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File no. 1-03876).

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

101
The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2019, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 20, 2020	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chief Executive Officer, President	February 20, 2020
Michael C. Jennings	and Director

/s/ Richard L. Voliva III	Executive Vice President and	February 20, 2020
Richard L. Voliva III	Chief Financial Officer
(Principal Financial Officer)

/s/ J.W. Gann, Jr.	Vice President, Controller and	February 20, 2020
J.W. Gann, Jr.	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 20, 2020
Franklin Myers

/s/ Anne-Marie N. Ainsworth	Director	February 20, 2020
Anne-Marie N. Ainsworth

/s/ Douglas Y. Bech	Director	February 20, 2020
Douglas Y. Bech

/s/ Anna C. Catalano	Director	February 20, 2020
Anna C. Catalano

/s/ Leldon Echols	Director	February 20, 2020
Leldon Echols

/s/ R. Craig Knocke	Director	February 20, 2020
R. Craig Knocke

/s/ Robert J. Kostelnik	Director	February 20, 2020
Robert J. Kostelnik

/s/ James H. Lee	Director	February 20, 2020
James H. Lee

/s/ Michael E. Rose	Director	February 20, 2020
Michael E. Rose