Form 10-Q
period 2020-03-31
HollyFrontier Corp
filed 2020-05-07
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
161,886,097 shares of Common Stock, par value $.01 per share, were outstanding on May 1, 2020.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	the extraordinary market environment and effects of the COVID-19 pandemic, including the continuation of a material decline in demand for refined petroleum products in markets we serve;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers and transporters of refined petroleum products or lubricant and specialty products in our markets;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of constraints on the transportation of refined products or lubricant and specialty products;

•	the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand;

•	effects of governmental and environmental regulations and policies, including the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	the availability and cost of our financing;

•	the effectiveness of our capital investments and marketing strategies;

•	our efficiency in carrying out and consummating construction projects;

•	our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist or cyberattacks and the consequences of any such attacks;

•	general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

•	further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Risk Factors” in Item 1A and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Part II, Item 1A, “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly

Table of Content

qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $19,282 and $13,287, respectively)	$909,126	$885,162

Accounts receivable: Product and transportation (HEP: $15,638 and $18,732, respectively)	518,931	834,771
Crude oil resales	50,251	44,914
	569,182	879,685
Inventories: Crude oil and refined products	762,654	1,282,789
Materials, supplies and other (HEP: $937 and $833, respectively)	180,981	191,413
	943,635	1,474,202
Income taxes receivable	6,213	5,478
Prepayments and other (HEP: $6,610 and $6,795, respectively)	80,982	61,662
Total current assets	2,509,138	3,306,189

Properties, plants and equipment, at cost (HEP: $2,054,740 and $2,047,674, respectively)	7,256,717	7,237,297
Less accumulated depreciation (HEP: $(562,596) and $(552,786), respectively)	(2,487,350)	(2,414,585)
	4,769,367	4,822,712
Operating lease right-of-use assets (HEP: $3,587 and $2,652, respectively)	435,435	467,109

Other assets: Turnaround costs	491,146	521,278
Goodwill (HEP: $312,873 and $312,873, respectively)	2,373,400	2,373,907
Intangibles and other (HEP: $319,143 and $319,569, respectively)	643,308	673,646
	3,507,854	3,568,831
Total assets	$11,221,794	$12,164,841

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $20,092 and $18,050, respectively)	$841,383	$1,215,555
Income taxes payable	17,054	27,965
Operating lease liabilities (HEP: $3,753 and $3,608, respectively)	102,600	104,415
Accrued liabilities (HEP: $24,940 and $30,418, respectively)	347,843	337,993
Total current liabilities	1,308,880	1,685,928

Long-term debt (HEP: $1,502,154 and $1,462,031, respectively)	2,496,006	2,455,640
Noncurrent operating lease liabilities (HEP: $72,163 and $72,000, respectively)	334,588	364,420
Deferred income taxes (HEP: $428 and $424, respectively)	723,581	889,270
Other long-term liabilities (HEP: $41,842 and $59,021, respectively)	248,261	260,157

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,042,554 shares issued as of March 31, 2020 and December 31, 2019	2,560	2,560
Additional capital	4,208,334	4,204,547
Retained earnings	4,382,249	4,744,120
Accumulated other comprehensive income (loss)	(12,149)	14,774
Common stock held in treasury, at cost – 94,158,259 and 94,196,029 shares as of March 31, 2020 and December 31, 2019, respectively	(2,986,833)	(2,987,808)
Total HollyFrontier stockholders’ equity	5,594,161	5,978,193
Noncontrolling interest	516,317	531,233
Total equity	6,110,478	6,509,426
Total liabilities and equity	$11,221,794	$12,164,841

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2020 and December 31, 2019. HEP is a variable interest entity.

Table of Content

See accompanying notes.
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Sales and other revenues	$3,400,545	$3,897,247
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,693,726	3,199,205
Lower of cost or market inventory valuation adjustment	560,464	(232,346)
	3,254,190	2,966,859
Operating expenses (exclusive of depreciation and amortization)	328,345	331,592
Selling, general and administrative expenses (exclusive of depreciation and amortization)	87,737	88,034
Depreciation and amortization	140,575	121,421
Total operating costs and expenses	3,810,847	3,507,906
Income (loss) from operations	(410,302)	389,341
Other income (expense):
Earnings of equity method investments	1,714	2,100
Interest income	4,073	6,375
Interest expense	(22,639)	(36,647)
Loss on early extinguishment of debt	(25,915)	—
Gain (loss) on foreign currency transactions	(4,233)	2,265
Other, net	1,850	557
	(45,150)	(25,350)
Income (loss) before income taxes	(455,452)	363,991
Income tax expense (benefit):
Current	(11,440)	55,284
Deferred	(150,726)	32,221
	(162,166)	87,505
Net income (loss)	(293,286)	276,486
Less net income attributable to noncontrolling interest	11,337	23,431
Net income (loss) attributable to HollyFrontier stockholders	$(304,623)	$253,055
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.88)	$1.48
Diluted	$(1.88)	$1.47
Average number of common shares outstanding:
Basic	161,873	170,851
Diluted	161,873	172,239

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(293,286)	$276,486
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,586)	4,363
Hedging instruments:
Change in fair value of cash flow hedging instruments	(6,748)	15,590
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(6,576)	(1,642)
Net unrealized gain (loss) on hedging instruments	(13,324)	13,948
Pension and other post-retirement benefit obligations:
Actuarial loss on pension plans	(45)	(72)
Actuarial gain (loss) on post-retirement healthcare plans	3	(2)
Net change in pension and other post-retirement benefit obligations	(42)	(74)
Other comprehensive income (loss) before income taxes	(34,952)	18,237
Income tax expense (benefit)	(8,029)	4,462
Other comprehensive income (loss)	(26,923)	13,775
Total comprehensive income (loss)	(320,209)	290,261
Less noncontrolling interest in comprehensive income	11,337	23,431
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(331,546)	$266,830

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(293,286)	$276,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,575	121,421
Lower of cost or market inventory valuation adjustment	560,464	(232,346)
Earnings of equity method investments, inclusive of distributions	(1,164)	(111)
Loss on early extinguishment of debt	25,915	—
Gain on sale of assets	(312)	(9)
Deferred income taxes	(150,726)	32,221
Equity-based compensation expense	6,330	9,374
Change in fair value – derivative instruments	(41,641)	20,909
(Increase) decrease in current assets:
Accounts receivable	301,535	(315,106)
Inventories	(50,468)	3,967
Income taxes receivable	(816)	(1,292)
Prepayments and other	6,741	6,543
Increase (decrease) in current liabilities:
Accounts payable	(328,222)	270,802
Income taxes payable	(11,056)	55,555
Accrued liabilities	16,892	43,480
Turnaround expenditures	(38,653)	(78,597)
Other, net	47,990	3,519
Net cash provided by operating activities	190,098	216,816

Cash flows from investing activities:
Additions to properties, plants and equipment	(64,807)	(53,017)
Additions to properties, plants and equipment – HEP	(18,942)	(10,718)
Purchase of Sonneborn, net of cash acquired	—	(663,385)
Investment in equity company - HEP	(2,345)	—
Other, net	—	395
Net cash used for investing activities	(86,094)	(726,725)

Cash flows from financing activities:
Borrowings under credit agreements	112,000	104,000
Repayments under credit agreements	(67,000)	(85,000)
Proceeds from issuance of senior notes - HEP	500,000	—
Redemption of senior notes - HEP	(522,500)	—
Purchase of treasury stock	(1,062)	(77,825)
Dividends	(57,248)	(56,849)
Distributions to noncontrolling interests	(33,918)	(33,673)
Contributions from noncontrolling interests	7,304	—
Payments on finance leases	(410)	(408)
Deferred financing costs	(8,478)	—
Other, net	(145)	(373)
Net cash used for financing activities	(71,457)	(150,128)

Effect of exchange rate on cash flow	(8,583)	1,424

Cash and cash equivalents:
Increase (decrease) for the period	23,964	(658,613)
Beginning of period	885,162	1,154,752
End of period	$909,126	$496,139

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(26,707)	$(26,743)
Income taxes, net	$(1,201)	$(2,686)

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(304,623)	—	—	11,337	(293,286)
Dividends ($0.35 declared per common share)	—	—	(57,248)	—	—	—	(57,248)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,918)	(33,918)
Other comprehensive loss, net of tax	—	—	—	(26,923)	—	—	(26,923)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(2,037)	—	—	2,037	—	—
Equity-based compensation	—	5,824	—	—	—	506	6,330
Purchase of treasury stock	—	—	—	—	(1,062)	—	(1,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(145)	(145)
Contributions from joint venture partner	—	—	—	—	—	7,304	7,304
Balance at March 31, 2020	$2,560	$4,208,334	$4,382,249	$(12,149)	$(2,986,833)	$516,317	$6,110,478

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	253,055	—	—	23,431	276,486
Dividends ($0.33 declared per common share)	—	—	(56,849)	—	—	—	(56,849)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,673)	(33,673)
Other comprehensive income, net of tax	—	—	—	13,775	—	—	13,775
Issuance of common stock under incentive compensation plans, net of forfeitures	—	3	—	—	(3)	—	—
Equity-based compensation	—	8,713	—	—	—	661	9,374
Purchase of treasury stock	—	—	—	—	(73,225)	—	(73,225)
Purchase of HEP units for restricted grants	—	—	—	—	—	(373)	(373)
Balance at March 31, 2019	$2,560	$4,204,841	$4,393,108	$27,398	$(2,563,867)	$530,534	$6,594,574

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

As of March 31, 2020, we:

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

•
owned and operated Sonneborn (as defined below) with manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products, such as white oils, petrolatums and waxes;

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

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Sonneborn assets and liabilities as of the February 1, 2019 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment. This goodwill is not deductible for income tax purposes. Fair values are as follows: cash and cash equivalents $38.9 million, current assets $139.4 million, properties, plants and equipment $168.2 million, goodwill $282.3 million, intangibles and other noncurrent assets $231.5 million, current liabilities $47.9 million and deferred income tax and other long-term liabilities $110.8 million.

We incurred $1.3 million and $12.6 million for the three months ended March 31, 2020 and 2019, respectively, in incremental direct integration and regulatory costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2020, the consolidated results of operations, comprehensive income and statements of equity for the three months ended March 31, 2020 and 2019 and consolidated cash flows for the three months ended March 31, 2020 and 2019 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2020.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.4 million at March 31, 2020 and $4.5 million at December 31, 2019.

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

Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, HEP, as a lessor, does not separate the non-lease (service) component in contracts in which the lease component is the dominant component. HEP treats these combined components as an operating lease.

Goodwill and Long-lived Assets: As of March 31, 2020, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $327.1 million and $312.9 million, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

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

Due to the recent economic slowdown caused by the COVID-19 pandemic, we performed a qualitative analysis of whether it is more likely than not that the fair value of our reporting units that include goodwill balances is less than their carrying amounts as of March 31, 2020. These effects of this recent economic slowdown on our operating results and financial position include reductions in the prices of our finished goods, raw materials and the related decrease in our gross margins. As of March 31, 2020, we have concluded that it is more likely than not that the carrying amounts of our reporting units that include goodwill are less than their fair value. A reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to COVID-19 could result in an impairment of goodwill at some point in the future. Such impairment charges could be material. Our annual goodwill impairment testing is performed on July 1.

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

In connection with our PCLI acquisition, we issued intercompany notes to initially fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the income statement. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 15 for additional information on our segments.

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

For the three months ended March 31, 2020, we recorded an income tax benefit of $162.2 million compared to income tax expense of $87.5 million for the three months ended March 31, 2019. This decrease was due principally to a pre-tax loss during the three months ended March 31, 2020 compared to pre-tax earnings in the same period of 2019. Our effective tax rates were 35.6% and 24.0% for the three months ended March 31, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate is due principally to the relationship between the pre-tax loss and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2020 and 2019, we received proceeds of $14.4 million and $13.2 million, respectively, and subsequently repaid $11.8 million and $13.1 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Income Tax Accounting
In December 2019, Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” was issued which eliminates some exceptions to the general approach in ASC Topic 740 “Income Taxes” and also provides clarification of other aspects of ASC 740. We adopted this standard effective January 1, 2020 on a prospective basis, and recognized an income tax benefit for the three months ended March 31, 2020 based upon the application of our estimated annual effective tax rate to our pre-tax loss.

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this standard effective January 1, 2020, at which time our review of historic and expected credit losses resulted in a decrease of $3.2 million in our reserve for doubtful accounts, however; our reserve was subsequently increased $2.1 million at March 31, 2020 upon our assessment of the potential impact of current economic conditions.

NOTE 2:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. Additionally, as of March 31, 2020, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a to-be-constructed pipeline that will run from Cushing, Oklahoma to our Tulsa Refineries.

At March 31, 2020, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the three months ended March 31, 2020. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

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

Cushing Connect and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal, are each VIE’s because they do not have sufficient equity at risk to finance their activities without additional financial support. HEP is the primary beneficiary of two of these entities as HEP is constructing and will operate the Cushing Connect Pipeline, and HEP has more ability to direct the activities that most significantly impact the financial performance of Cushing Connect and Cushing Connect Pipeline. Therefore, HEP consolidates these two entities. HEP is not the primary beneficiary of Cushing Connect Terminal, which HEP accounts for using the equity method of accounting.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2020, these agreements result in minimum annualized payments to HEP of $348.2 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2020, HEP did not issue any common units under this program. As of March 31, 2020, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

NOTE 3:	Revenues

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$2,478,347	$2,807,440
Specialty lubricant products (2)	470,953	444,342
Asphalt, fuel oil and other products (3)	201,343	218,858
Total refined product revenues	3,150,643	3,470,640
Excess crude oil revenues (4)	199,779	382,630
Transportation and logistic services	26,426	31,138
Other revenues (5)	23,697	12,839
Total sales and other revenues	$3,400,545	$3,897,247

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$1,532,924	$1,730,505
Southwest	734,175	850,149
Rocky Mountains	468,779	515,335
Northeast	159,824	127,891
Canada	182,653	177,355
Europe, Asia and Latin America	72,288	69,405
Total refined product revenues	$3,150,643	$3,470,640

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $148,797 and $52,546, respectively, for the three months ended March 31, 2020, and $169,866 and $48,992, respectively, for the three months ended March 31, 2019.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to our contract liabilities during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at January 1	$4,652	$132
Sonneborn acquisition	—	6,463
Increase	10,419	3,968
Recognized as revenue	(9,712)	(3,966)
Balance at March 31	$5,359	$6,597

As of March 31, 2020, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2024. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2020	2021	2022	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	15,653	14,851	12,775	24,465	67,744

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of March 31, 2020 are presented below:

	Remainder of 2020	2021	2022	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$22,289	$23,871	$13,267	$25,307	$84,734

NOTE 4:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at March 31, 2020 and December 31, 2019 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2020
Assets:
NYMEX futures contracts	$7,412	$7,412	$—	$—
Commodity forward contracts	4,564	—	4,564	—
Foreign currency forward contracts	25,668	—	25,668	—
Total assets	$37,644	$7,412	$30,232	$—

Liabilities:
Commodity price swaps	$12,009	$—	$12,009	$—
Commodity forward contracts	3,757	—	3,757	—
RINs credit obligations (1)	17,166	—	17,166	—
Total liabilities	$32,932	$—	$32,932	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Assets:
Commodity price swaps	$13,455	$—	$13,455	$—
Commodity forward contracts	4,133	—	4,133	$—
Total assets	$17,588	$—	$17,588	$—

Liabilities:
NYMEX futures contracts	$2,578	$2,578	$—	$—
Commodity price swaps	1,230	—	1,230	—
Commodity forward contracts	3,685	—	3,685	—
Foreign currency forward contracts	6,722	—	6,722	—
Total liabilities	$14,215	$2,578	$11,637	$—

(1) Represent obligations for RINs credits for which we did not have sufficient quantities at March 31, 2020 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

Basic earnings per share is calculated as net income (loss) attributable to HollyFrontier stockholders divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes, when dilutive, the issuance of the net incremental shares from restricted stock units and performance share units. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) attributable to HollyFrontier stockholders:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(304,623)	$253,055
Participating securities’ (restricted stock) share in earnings	—	364
Net income (loss) attributable to common shares	$(304,623)	$252,691
Average number of shares of common stock outstanding	161,873	170,851
Effect of dilutive variable restricted stock units and performance share units (1)	—	1,388
Average number of shares of common stock outstanding assuming dilution	161,873	172,239
Basic earnings (loss) per share	$(1.88)	$1.48
Diluted earnings (loss) per share	$(1.88)	$1.47
(1) Excludes anti-dilutive restricted and performance share units of:	—	—

NOTE 6:	Stock-Based Compensation

We have a principal share-based compensation plan (the “Long-Term Incentive Compensation Plan”). The compensation cost charged against income for the plan was $4.8 million and $8.7 million for the three months ended March 31, 2020 and 2019, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods. The Long-Term Incentive Compensation Plan expires pursuant to its terms on December 31, 2020. We have adopted, subject to the approval of our stockholders, the HollyFrontier Corporation 2020 Long Term Incentive Plan, which will allow us to grant new equity compensation awards until February 12, 2030. Upon the adoption of the new plan, the Long-Term Incentive Compensation Plan will continue to govern outstanding equity awards granted thereunder, but it will no longer be used to grant new awards.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees restricted stock unit awards, which are payable in stock or cash and generally vest over a period of three years. Certain restricted stock unit award recipients have the right to receive dividends, however, restricted stock units do not have any other rights of absolute ownership. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period. We account for forfeitures on an estimated basis.

A summary of restricted stock unit activity during the three months ended March 31, 2020 is presented below:

Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2020	1,101,781	$53.30
Granted	2,853	52.59
Vested	(62,617)	41.38
Forfeited	(18,329)	52.43
Outstanding at March 31, 2020	1,023,688	54.04	$25,091

For the three months ended March 31, 2020, restricted stock units vested having a grant date fair value of $2.6 million. As of March 31, 2020, there was $27.4 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance Share Units
Under our Long-Term Incentive Compensation Plan, we grant certain officers and other key employees performance share units, which are payable in stock or cash upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts. Holders of performance share units have the right to receive dividend equivalents and other distributions with respect to such performance share units based on the target level of payout.

A summary of performance share unit activity and changes during the three months ended March 31, 2020 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2020	375,588
Forfeited	(13,597)
Outstanding at March 31, 2020	361,991

As of March 31, 2020, there was $9.8 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $58.72 per unit. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 7:	Inventories

Inventories consist of the following components:

	March 31, 2020	December 31, 2019
	(In thousands)
Crude oil	$522,994	$489,169
Other raw materials and unfinished products(1)	343,495	394,045
Finished products(2)	696,992	639,938
Lower of cost or market reserve	(800,827)	(240,363)
Process chemicals(3)	39,117	36,786
Repair and maintenance supplies and other (4)	141,864	154,627
Total inventory	$943,635	$1,474,202

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $800.8 million and $240.4 million at March 31, 2020 and December 31, 2019, respectively. The December 31, 2019 market reserve of $240.4 million was reversed due to the sale of inventory quantities that gave rise to the 2019 reserve. A new market reserve of $800.8 million was established as of March 31, 2020 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was an increase to cost of products sold totaling $560.5 million for the three months ended March 31, 2020 and a decrease to cost of products sold totaling $232.3 million for the three months ended March 31, 2019.

At March 31, 2020, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

We incurred expense of $1.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $116.6 million and $117.7 million at March 31, 2020 and December 31, 2019, respectively, of which $94.5 million and $95.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the three months ended March 31, 2020, HEP received advances totaling $112.0 million and repaid $67.0 million under the HEP Credit Agreement. At March 31, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $1,010.5 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2021. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $29.9 million and $40.0 million at March 31, 2020 and December 31, 2019, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

HEP Senior Notes
On February 4, 2020, HEP closed a private placement of $500 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing February 2028 (the “HEP Senior Notes”). On February 5, 2020, HEP redeemed its existing $500 million aggregate principal amount of 6.0% senior notes maturing August 2024 at a redemption cost of $522.5 million. HEP recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized discount and financing costs of $3.4 million. HEP funded the $522.5 million redemption with proceeds from the issuance of its 5.0% senior notes and borrowings under the HEP Credit Agreement.

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of March 31, 2020. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(6,148)	(6,391)
	993,852	993,609

HEP Credit Agreement	1,010,500	965,500

HEP 5.0% Senior Notes
Principal	500,000	—
Unamortized discount and debt issuance costs	(8,346)	—
	491,654	—

HEP 6.0% Senior Notes
Principal	—	500,000
Unamortized discount and debt issuance costs	—	(3,469)
	—	496,531

Total HEP long-term debt	1,502,154	1,462,031

Total long-term debt	$2,496,006	$2,455,640

The fair values of the senior notes are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)

HollyFrontier senior notes	$880,540	$1,127,610

HEP senior notes	$416,795	$522,045

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2020	2019		2020	2019
	(In thousands)
Commodity contracts	$(13,324)	$13,948	Sales and other revenues	$5,452	$(1,799)
			Cost of products sold	1,830	3,622
			Operating expenses	(706)	(181)
Total	$(13,324)	$13,948		$6,576	$1,642

Economic Hedges
We have commodity contracts including contracts to lock in basis spread differentials on forecasted purchases of crude oil, NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 9 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2020	2019
		(In thousands)
Commodity contracts	Cost of products sold	$25,089	$(7,417)
	Interest expense	9,812	(2,016)
Foreign currency contracts	Gain (loss) on foreign currency transactions	33,475	(7,606)
	Total	$68,376	$(17,039)

As of March 31, 2020, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	3,150,000	1,350,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	3,575,000	3,575,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	455,000	455,000	—	Barrels
Crude oil price swaps (basis spread) - long	1,100,000	1,100,000	—	Barrels
Forward gasoline contracts - long	1,450,000	1,450,000	—	Barrels
Foreign currency forward contracts	426,037,417	319,732,567	106,304,850	U.S. dollar
Forward commodity contracts (platinum)	40,867	—	40,867	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$8,812	$—	$8,812
	$—	$—	$—	$8,812	$—	$8,812

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$7,412	$—	$7,412	$—	$—	$—
Commodity price swap contracts	—	—	—	3,197	—	3,197
Commodity forward contracts	4,564	—	4,564	3,757	—	3,757
Foreign currency forward contracts	25,668	—	25,668	—	—	—
	$37,644	$—	$37,644	$6,954	$—	$6,954

Total net balance			$37,644			$15,766

Balance sheet classification:	Prepayment and other		$37,644	Accrued liabilities		$15,069
				Other long-term liabilities		697
			$37,644			$15,766

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230
	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,578	$—	$2,578
Commodity price swap contracts	7,713	—	7,713	—	—	—
Commodity forward contracts	4,133	—	4,133	3,685	—	3,685
Foreign currency forward contracts	—	—	—	6,722	—	6,722
	$11,846	$—	$11,846	$12,985	$—	$12,985

Total net balance			$17,588			$14,215

Balance sheet classification:	Prepayment and other		$17,588	Accrued liabilities		$12,985
				Other long-term liabilities		1,230
			$17,588			$14,215

At March 31, 2020, we had a pre-tax net unrealized loss of $8.8 million classified in accumulated other comprehensive loss that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized loss of $8.1 million will be effectively transferred from accumulated other comprehensive loss into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the three months ended March 31, 2020 and 2019, we withheld 24,914 and 345, respectively, shares of our common stock from certain employees. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 12:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2020
Net change in foreign currency translation adjustment	$(21,586)	$(4,627)	$(16,959)
Net unrealized loss on hedging instruments	(13,324)	(3,398)	(9,926)
Net change in pension and other post-retirement benefit obligations	(42)	(4)	(38)
Other comprehensive loss attributable to HollyFrontier stockholders	$(34,952)	$(8,029)	$(26,923)

Three Months Ended March 31, 2019
Net change in foreign currency translation adjustment	$4,363	$905	$3,458
Net unrealized gain on hedging instruments	13,948	3,557	10,391
Net change in pension and other post-retirement benefit obligations	(74)	—	(74)
Other comprehensive income attributable to HollyFrontier stockholders	$18,237	$4,462	$13,775

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Hedging instruments:
Commodity price swaps	$5,452	$(1,799)	Sales and other revenues
	1,830	3,622	Cost of products sold
	(706)	(181)	Operating expenses
	6,576	1,642
	1,677	419	Income tax expense
Total reclassifications for the period	$4,899	$1,223	Net of tax

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	March 31, 2020	December 31, 2019
	(In thousands)
Foreign currency translation adjustment	$(19,146)	$(2,187)
Unrealized loss on pension obligation	(1,798)	(1,733)
Unrealized gain on post-retirement benefit obligations	15,360	15,333
Unrealized gain (loss) on hedging instruments	(6,565)	3,361
Accumulated other comprehensive income (loss)	$(12,149)	$14,774

NOTE 13:	Post-retirement Plans

PCLI has union and non-union pension plans which are closed to new entrants. In addition, Sonneborn employees in the Netherlands have a defined benefit pension plan which was frozen and all plan participants became inactive in 2016. Our net periodic pension expense consisted of the following components:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Service cost - benefit earned during the period	$1,117	$1,027
Interest cost on projected benefit obligations	437	598
Expected return on plan assets	(1,021)	(811)
Net periodic pension expense	$533	$814

The expected long-term annual rates of return on plan assets are 5.75% and 1.50% for the PCLI and Sonneborn plans, respectively. These rates were used in measuring 2020 net periodic benefit costs.

We have post-retirement healthcare and other benefits that are available to certain of our employees who satisfy certain age and service requirements. The net periodic benefit credit of our post-retirement healthcare and other benefits plans consisted of the following components

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Service cost – benefit earned during the period	$451	$367
Interest cost on projected benefit obligations	237	258
Amortization of prior service credit	(870)	(870)
Amortization of (gain) loss	13	(20)
Net periodic post-retirement credit	$(169)	$(265)

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

We filed a business interruption claim with our insurance carriers related to a fire at our Woods Cross Refinery that occurred in the first quarter 2018. As of March 31, 2020, we have collected interim payments totaling $56.0 million, but have not reached a final agreement regarding the amounts owed to us pursuant to our business interruption coverage. We have accounted for this claim as a gain contingency and accordingly, we have deferred revenue recognition for the interim payments received until such time that uncertainties regarding the amounts owed to us have been resolved.

During 2017, 2018 and 2019, the EPA granted the Cheyenne Refinery and Woods Cross Refinery each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016, 2017 and 2018, respectively, calendar years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold.

In 2019, various subsidiaries of HollyFrontier moved to intervene in four lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The U.S. Court of Appeals for the DC Circuit dismissed one of these four lawsuits on November 12, 2019 for lack of jurisdiction. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On March 24, 2020, various subsidiaries of HollyFrontier filed a Petition for Rehearing with the U.S. Court of Appeals for the Tenth Circuit. On April 7, 2020, the Tenth Circuit denied our request to reconsider its decision, and on April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, and we are unable to estimate the costs we may incur, if any, at this time. It is also not clear how the case will impact future small refinery exemptions. It is too early to assess whether the remaining two cases are expected to have any impact on us.

NOTE 15:	Segment Information

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

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro- Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America and Red Giant Oil, one of the largest suppliers of locomotive engine oil in North America. Also, effective with our acquisition that closed February 1, 2019, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of March 31, 2020, the HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interests in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2020
Sales and other revenues:
Revenues from external customers	$2,850,620	$523,499	$26,426	$—	$3,400,545
Intersegment revenues	84,246	3,104	101,428	(188,778)	—
	$2,934,866	$526,603	$127,854	$(188,778)	$3,400,545
Cost of products sold (exclusive of lower of cost or market inventory)	$2,468,751	$391,380	$—	$(166,405)	$2,693,726
Lower of cost or market inventory valuation adjustment	$560,464	$—	$—	$—	$560,464
Operating expenses	$259,174	$54,131	$34,981	$(19,941)	$328,345
Selling, general and administrative expenses	$31,000	$48,962	$2,702	$5,073	$87,737
Depreciation and amortization	$90,179	$22,049	$23,978	$4,369	$140,575
Income (loss) from operations	$(474,702)	$10,081	$66,193	$(11,874)	$(410,302)
Earnings of equity method investments	$—	$—	$1,714	$—	$1,714
Capital expenditures	$53,014	$9,081	$18,942	$2,712	$83,749

Three Months Ended March 31, 2019
Sales and other revenues:
Revenues from external customers	$3,372,666	$493,334	$31,138	$109	$3,897,247
Intersegment revenues	74,744	—	103,359	(178,103)	—
	$3,447,410	$493,334	$134,497	$(177,994)	$3,897,247
Cost of products sold (exclusive of lower of cost or market inventory)	$2,962,540	$389,017	$—	$(152,352)	$3,199,205
Lower of cost or market inventory valuation adjustment	$(232,346)	$—	$—	$—	$(232,346)
Operating expenses	$264,497	$53,559	$37,513	$(23,977)	$331,592
Selling, general and administrative expenses	$26,977	$39,719	$2,620	$18,718	$88,034
Depreciation and amortization	$74,415	$20,171	$23,830	$3,005	$121,421
Income (loss) from operations	$351,327	$(9,132)	$70,534	$(23,388)	$389,341
Earnings of equity method investments	$—	$—	$2,100	$—	$2,100
Capital expenditures	$41,762	$7,860	$10,718	$3,395	$63,735

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
March 31, 2020
Cash and cash equivalents	$—	$164,317	$19,282	$725,527	$909,126
Total assets	$6,326,831	$2,123,451	$2,195,442	$576,070	$11,221,794
Long-term debt	$—	$—	$1,502,154	$993,852	$2,496,006

December 31, 2019
Cash and cash equivalents	$9,755	$169,277	$13,287	$692,843	$885,162
Total assets	$7,189,094	$2,223,418	$2,205,437	$546,892	$12,164,841
Long-term debt	$—	$—	$1,462,031	$993,609	$2,455,640

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries or to HollyFrontier or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HollyFrontier, unless when used in disclosures of transactions or obligations between HEP and HollyFrontier or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HollyFrontier. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

OVERVIEW

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. We own and operate refineries located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

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

For the three months ended March 31, 2020, net loss attributable to HollyFrontier stockholders was $(304.6) million compared to net income of $253.1 million for the three months ended March 31, 2019. Overall gross refining margins per produced barrel sold for the three months ended March 31, 2020 decreased 11% over the same period of 2019 due to a decrease in the average per barrel sold sales price during the current year quarter, partially offset by decreased crude oil and feedstock prices. Included in our financial results for the first quarter was an inventory lower of cost or market adjustment that decreased pre-tax earnings by $560.5 million.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $41.1 million for the three months ended March 31, 2020.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activities during the first quarter of 2020. The demand for, and the resulting price we receive for, the sale of our products, including gasoline, jet fuel, lubricants and other products, has decreased during the last weeks of the first quarter of 2020. We expect the lower product prices to continue into the second quarter of 2020. Likewise, the price we pay for crude oil decreased in the first quarter of 2020. We expect these lower crude oil prices to continue into the second quarter of 2020. These decreases had the effect of reducing our gross margins during the latter part of the first quarter of 2020, which in certain markets resulted in negative gross margins for some of our products. During the first quarter of 2020, we operated our Refining segment refineries at an average crude charge of 436,360 BPD.

These lower prices caused the market value of our inventories held at March 31, 2020 to decrease below the costs of these inventories using the last-in, first-out (“LIFO”) method resulting in a first quarter lower of cost or market valuation charge of $560.5 million.

Table of Content

The lower product and crude prices also caused use of cash from our operating activities because of a larger decrease in accounts payable for crude oil than the decrease in accounts receivable for the sale of our products at March 31, 2020.

As a result of these conditions, we have reduced our 2020 expected total consolidated capital expenditures by approximately 15%, to a range of $525 million to $625 million.

HollyFrontier’s standalone (excluding HEP) liquidity was over $2.2 billion at March 31, 2020, consisting of a cash balance of $889.8 million and an undrawn $1.35 billion credit facility maturing in 2022. HollyFrontier’s earliest standalone (excluding HEP) debt maturity is $1.0 billion of senior notes due in 2026.

OUTLOOK

The impact of COVID-19 on the global macroeconomy has created unprecedented reduction in demand, as well as lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. While we expect a strong recovery of demand for all of these essential products in the long-run, there is little visibility on the timing for or extent of this recovery in the near-term.

In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we took several actions, including limiting onsite staff at all of our facilities to essential operational personnel only, implementing a work from home policy for certain employees and restricting travel unless approved by senior leadership. We will continue to monitor COVID-19 developments and the dynamic environment to properly address these policies going forward.

Within our Refining segment, for the second quarter 2020, we expect to run between 300,000-340,000 barrels per day of crude oil based on market demand for transportation fuels. Currently the primary determinants of demand are the various government orders and guidance restricting and discouraging most forms of travel. We expect to adjust refinery production levels commensurate with market demand. In the second quarter, we expect to consume $100 million to $300 million of working capital based primarily on the impact of falling crude and product prices, as well as reducing refinery throughput to match demand. We expect to recover this working capital as commodity prices and demand for product normalize.

In our Lubricants and Specialty Products segment, we have withdrawn 2020 guidance for the Rack Forward business. Within our industrial and passenger car-related end markets, demand has dropped substantially, while in our personal care end markets, demand is running slightly below normal. We expect industrial demand to rebound with the broader economy. Within the Rack Back portion, we expect base oil demand to rebound with the reopening of its primary transportation-related end markets. Similar to our Refining segment, we intend to match production to market demand.

At HEP, we expect a reduction in demand for transportation and terminal services in line with the ultimate demand for transportation fuels. HEP has reduced its quarterly distribution to $0.35 per unit, representative of a new distribution policy focused on funding all capital expenditures and distributions within cash flow, improving distributable cash flow coverage to 1.3x or greater and reducing leverage to 3.0-3.5x.

Given the risks and lack of visibility, we have reduced the range of our 2020 consolidated capital budget to $525 million to $625 million from $623 million to $729 million, and we are evaluating additional ways to reduce cash costs including operating, sales, general and administrative spending reductions as well as incremental capital spending reductions. In order to preserve liquidity, we do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for products normalize.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that includes various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so.

Table of Content

The extent to which HFC's future results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. COVID-19 may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

See “Item 1A - Risk Factors” for other potential impacts of COVID-19 on our business.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2020 and 2019 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2019
	2020	2019	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,400,545	$3,897,247	$(496,702)	(13)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,693,726	3,199,205	(505,479)	(16)
Lower of cost or market inventory valuation adjustment	560,464	(232,346)	792,810	(341)
	3,254,190	2,966,859	287,331	10
Operating expenses (exclusive of depreciation and amortization)	328,345	331,592	(3,247)	(1)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	87,737	88,034	(297)	—
Depreciation and amortization	140,575	121,421	19,154	16
Total operating costs and expenses	3,810,847	3,507,906	302,941	9
Income (loss) from operations	(410,302)	389,341	(799,643)	(205)
Other income (expense):
Earnings of equity method investments	1,714	2,100	(386)	(18)
Interest income	4,073	6,375	(2,302)	(36)
Interest expense	(22,639)	(36,647)	14,008	(38)
Loss on early extinguishment of debt	(25,915)	—	(25,915)	—
Gain (loss) on foreign currency transactions	(4,233)	2,265	(6,498)	(287)
Other, net	1,850	557	1,293	232
	(45,150)	(25,350)	(19,800)	78
Income (loss) before income taxes	(455,452)	363,991	(819,443)	(225)
Income tax expense (benefit)	(162,166)	87,505	(249,671)	(285)
Net income (loss)	(293,286)	276,486	(569,772)	(206)
Less net income attributable to noncontrolling interest	11,337	23,431	(12,094)	(52)
Net income (loss) attributable to HollyFrontier stockholders	$(304,623)	$253,055	$(557,678)	(220)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.88)	$1.48	$(3.36)	(227)%
Diluted	$(1.88)	$1.47	$(3.35)	(228)%
Cash dividends declared per common share	$0.35	$0.33	$0.02	6%
Average number of common shares outstanding:
Basic	161,873	170,851	(8,978)	(5)%
Diluted	161,873	172,239	(10,366)	(6)%

Balance Sheet Data

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$909,126	$885,162
Working capital	$1,200,258	$1,620,261
Total assets	$11,221,794	$12,164,841
Long-term debt	$2,496,006	$2,455,640
Total equity	$6,110,478	$6,509,426

Table of Content

Other Financial Data

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$190,098	$216,816
Net cash used for investing activities	$(86,094)	$(726,725)
Net cash used for financing activities	$(71,457)	$(150,128)
Capital expenditures	$83,749	$63,735
EBITDA (1)	$(307,648)	$492,253

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

	Three Months Ended March 31,
	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	252,380	213,180
Refinery throughput (BPD) (2)	270,920	230,050
Sales of produced refined products (BPD) (3)	259,240	217,600
Refinery utilization (4)	97.1%	82.0%

Average per produced barrel (5)
Refinery gross margin	$9.54	$11.14
Refinery operating expenses (6)	5.30	6.66
Net operating margin	$4.24	$4.48

Refinery operating expenses per throughput barrel (7)	$5.07	$6.30

Feedstocks:
Sweet crude oil	52%	50%
Sour crude oil	22%	26%
Heavy sour crude oil	19%	17%
Other feedstocks and blends	7%	7%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	51%	53%
Diesel fuels	32%	28%
Jet fuels	7%	9%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	4%	4%
LPG and other	2%	2%
Total	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	106,810	106,030
Refinery throughput (BPD) (2)	117,440	116,220
Sales of produced refined products (BPD) (3)	113,590	123,390
Refinery utilization (4)	106.8%	106.0%

Average per produced barrel (5)
Refinery gross margin	$12.63	$15.95
Refinery operating expenses (6)	5.28	4.94
Net operating margin	$7.35	$11.01

Refinery operating expenses per throughput barrel (7)	$5.10	$5.24

Feedstocks:
Sweet crude oil	23%	16%
Sour crude oil	68%	75%
Other feedstocks and blends	9%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	54%
Diesel fuels	38%	37%
Fuel oil	2%	3%
Asphalt	3%	3%
LPG and other	3%	3%
Total	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	77,170	81,220
Refinery throughput (BPD) (2)	83,200	87,450
Sales of produced refined products (BPD) (3)	79,460	82,040
Refinery utilization (4)	79.6%	83.7%

Average per produced barrel (5)
Refinery gross margin	$15.27	$12.14
Refinery operating expenses (6)	11.01	10.73
Net operating margin	$4.26	$1.41

Refinery operating expenses per throughput barrel (7)	$10.52	$10.07

Table of Content

	Three Months Ended March 31,
	2020	2019
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	34%	36%
Heavy sour crude oil	36%	35%
Black wax crude oil	23%	22%
Other feedstocks and blends	7%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	56%	54%
Diesel fuels	33%	34%
Fuel oil	3%	3%
Asphalt	5%	5%
LPG and other	3%	4%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	436,360	400,430
Refinery throughput (BPD) (2)	471,560	433,720
Sales of produced refined products (BPD) (3)	452,290	423,030
Refinery utilization (4)	95.5%	87.6%

Average per produced barrel (5)
Refinery gross margin	$11.32	$12.74
Refinery operating expenses (6)	6.30	6.95
Net operating margin	$5.02	$5.79

Refinery operating expenses per throughput barrel (7)	$6.04	$6.78

Feedstocks:
Sweet crude oil	42%	38%
Sour crude oil	29%	34%
Heavy sour crude oil	18%	16%
Black wax crude oil	4%	4%
Other feedstocks and blends	7%	8%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	53%
Diesel fuels	33%	32%
Jet fuels	4%	5%
Fuel oil	1%	2%
Asphalt	4%	3%
Base oils	2%	2%
LPG and other	3%	3%
Total	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

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

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations. Sonneborn is included for the period February 1, 2019 (date of acquisition) through March 31, 2019.

	Three Months Ended March 31,
	2020	2019
Lubricants and Specialty Products
Throughput (BPD)	21,750	19,800
Sales of produced refined products (BPD)	36,800	34,770

Sales of produced refined products:
Finished products	47%	49%
Base oils	26%	26%
Other	27%	25%
Total	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended March 31, 2020
Sales and other revenues	$164,829	$474,057	$(112,283)	$526,603
Cost of products sold	$180,600	$323,063	$(112,283)	$391,380
Operating expenses	$23,269	$30,862	$—	$54,131
Selling, general and administrative expenses	$5,363	$43,599	$—	$48,962
Depreciation and amortization	$10,867	$11,182	$—	$22,049
Income (loss) from operations	$(55,270)	$65,351	$—	$10,081

Three months ended March 31, 2019
Sales and other revenues	$156,455	$444,342	$(107,463)	$493,334
Cost of products sold	$145,818	$350,662	$(107,463)	$389,017
Operating expenses	$29,560	$23,999	$—	$53,559
Selling, general and administrative expenses	$13,479	$26,240	$—	$39,719
Depreciation and amortization	$10,526	$9,645	$—	$20,171
Income (loss) from operations	$(42,928)	$33,796	$—	$(9,132)

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

Table of Content

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Summary
Net loss attributable to HollyFrontier stockholders for the three months ended March 31, 2020 was $(304.6) million ($(1.88) per basic and diluted share), a $557.7 million decrease compared to net income of $253.1 million ($1.48 per basic and $1.47 per diluted share) for the three months ended March 31, 2019. Net income decreased due principally to lower gross refining margins, partially offset by higher refining segment sales volumes. For the three months ended March 31, 2020, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $560.5 million compared to an increase of $232.3 million for the three months ended March 31, 2019. Refinery gross margins for the three months ended March 31, 2020 decreased to $11.32 per barrel sold from $12.74 for the three months ended March 31, 2019.

Sales and Other Revenues
Sales and other revenues decreased 13% from $3,897.2 million for the three months ended March 31, 2019 to $3,400.5 million for the three months ended March 31, 2020 due to a year-over-year decrease in first quarter sales prices, partially offset by higher refined product sales volumes. A trend began in late first quarter 2020 of reduced refined product sales prices, and we expect this trend to continue into the second quarter 2020. Sales and other revenues for the three months ended March 31, 2020 and 2019 included $26.4 million and $31.1 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $523.5 million and $493.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended March 31, 2020 and 2019, respectively.

Cost of Products Sold
Total cost of products sold increased 10% from $2,966.9 million for the three months ended March 31, 2019 to $3,254.2 million for the three months ended March 31, 2020 due principally to a lower of cost or market inventory valuation adjustment charge of $560.5 million recognized during the first quarter of 2020 compared to a benefit of $232.3 million for the same period of 2019, resulting in a new $800.8 million inventory lower of cost or market reserve at March 31, 2020. The lower of cost or market reserve at March 31, 2020 is based on market conditions and prices at that time. Cost of products sold exclusive of lower of cost or market inventory valuation adjustment decreased $505.5 million due primarily to lower crude oil costs, partially offset by higher refined product sales volumes. A trend began in late first quarter 2020 of lower crude oil costs, and we expect this trend to continue into the second quarter.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 11% from $12.74 for the three months ended March 31, 2019 to $11.32 for the three months ended March 31, 2020. This was due to the effects of a decrease in the average per barrel sold sales price during the current year quarter, partially offset by decreased crude oil and feedstock prices. A trend began in late first quarter 2020 of reduced gross refinery margin per barrel sold primarily due to lower average per barrel sold sales prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 1% from $331.6 million for the three months ended March 31, 2019 to $328.3 million for the three months ended March 31, 2020 due principally to lower repair and maintenance costs for the three months ended March 31, 2020 compared to prior period. Prior year period operating expenses included higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $87.7 million for the three months ended March 31, 2020 compared to $88.0 million for the three months ended March 31, 2019. We incurred $1.3 million and $12.6 million in direct acquisition and integration costs of our Sonneborn business during the three months ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 16% from $121.4 million for the three months ended March 31, 2019 to $140.6 million for the three months ended March 31, 2020. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs.

Table of Content

Interest Income
Interest income for the three months ended March 31, 2020 was $4.1 million compared to $6.4 million for the three months ended March 31, 2019. This decrease was primarily due to lower cash balances on hand and lower interest rates on cash investments during the current year quarter.

Interest Expense
Interest expense was $22.6 million for the three months ended March 31, 2020 compared to $36.6 million for the three months ended March 31, 2019. This decrease was primarily due to an unrealized gain on the mark-to-market change of the fair value of the embedded derivative in our catalyst financing arrangements during the current year quarter. For the three months ended March 31, 2020 and 2019, interest expense included $16.1 million and $19.0 million, respectively, in interest costs attributable to HEP operations. This decrease in interest expense attributable to HEP operations is due to lower market interest rates on HEP’s credit facility and HEP’s refinancing of its 6.0% senior notes due 2024.

Loss on Early Extinguishment of Debt
For the three months ended March 31, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6% senior notes maturing August 2024 for $522.5 million.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of gains on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a loss of $4.2 million for the three months ended March 31, 2020 compared to a net gain of $2.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, gain / loss on foreign currency transactions included a gain of $33.5 million and a loss of $7.6 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended March 31, 2020, we recorded an income tax benefit of $162.2 million compared to income tax expense of $87.5 million for the three months ended March 31, 2019. This decrease was due principally to a pre-tax loss during the three months ended March 31, 2020 compared to pre-tax earnings in the same period of 2019. Our effective tax rates were 35.6% and 24.0% for the three months ended March 31, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate is due principally to the relationship between the pre-tax loss and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2021. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the three months ended March 31, 2020, HEP received advances totaling $112.0 million and repaid $67.0 million under the HEP Credit Agreement. At March 31, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $1,010.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Table of Content

HEP Senior Notes
On February 4, 2020, HEP closed a private placement of $500 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing February 2028. On February 5, 2020, HEP redeemed its existing $500 million aggregate principal amount of 6.0% senior notes maturing August 2024 at a redemption cost of $522.5 million. HEP recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized discount and financing costs of $3.4 million. HEP funded the $522.5 million redemption with proceeds from the issuance of its 5.0% senior notes and borrowings under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2020, HEP did not issue any common units under this program. As of March 31, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. In addition, subject to our current cash conservation strategies as discussed above in “Outlook,” components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and, once commodity prices and demand for products normalize, for the repurchases of our common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was over $2.2 billion at March 31, 2020, consisting of cash and cash equivalents totaling $889.8 million and an undrawn $1.35 billion credit facility maturing in 2022. Our earliest standalone (excluding HEP) debt maturity is $1.0 billion of senior notes in 2026.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. In order to preserve liquidity, we do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for products normalize.

Cash and cash equivalents increased $24.0 million for the three months ended March 31, 2020. Net cash provided by operating activities of $190.1 million exceeded net cash used by investing and financing activities of $86.1 million, and $71.5 million, respectively.

Table of Content

Cash Flows – Operating Activities

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net cash flows provided by operating activities were $190.1 million for the three months ended March 31, 2020 compared to $216.8 million for the three months ended March 31, 2019, a decrease of $26.7 million. Net loss for the three months ended March 31, 2020 of $(293.3) million, was a decrease of $569.8 million compared to net income of $276.5 million for the three months ended March 31, 2019. Non-cash adjustments to net income consisting of depreciation and amortization, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on early extinguishment of debt, gain on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $539.4 million for the three months ended March 31, 2020 compared to $(48.5) million for the same period in 2019. Adjusted for non-cash items, changes in working capital decreased operating cash flows by $65.4 million and increased operating cash flows by $63.9 million, for the three months ended March 31, 2020 and 2019, respectively. Additionally, for the three months ended March 31, 2020, turnaround expenditures decreased to $38.7 million from $78.6 million from the same period of 2019.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net cash flows used for investing activities were $86.1 million for the three months ended March 31, 2020 compared to $726.7 million for the three months ended March 31, 2019, a decrease of $640.6 million. Cash expenditures for properties, plants and equipment for the first three months of 2020 increased to $83.7 million from $63.7 million for the same period in 2019. These include HEP capital expenditures of $18.9 million and $10.7 million for the three months ended March 31, 2020 and 2019, respectively. Prior year investing activities reflected a net cash outflow of $663.4 million upon the acquisition of Sonneborn.

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

Table of Content

Due to the COVID-19 pandemic and resulting decline in U.S. and global economic activities, we have reduced our 2020 expected total consolidated capital expenditures by approximately 15% from our approved annual capital budget. Expected capital and turnaround cash spending for 2020 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$222.0	$251.0
Renewable Diesel Unit	130.0	150.0
Lubricants and Specialty Products	30.0	45.0
Turnarounds and catalyst	85.0	110.0
Total HollyFrontier	467.0	556.0

HEP
Maintenance	8.0	12.0
Expansion and joint venture investment	45.0	50.0
Refining unit turnarounds	5.0	7.0
Total HEP	58.0	69.0
Total	$525.0	$625.0

Cash Flows – Financing Activities

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net cash flows used for financing activities were $71.5 million for the three months ended March 31, 2020 compared to $150.1 million for the three months ended March 31, 2019, a decrease of $78.7 million. During the three months ended March 31, 2020, we purchased $1.1 million of treasury stock and paid $57.2 million in dividends. Also during this period, HEP received $112.0 million and repaid $67.0 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.5 million in net proceeds from issuance of HEP 5.0% senior notes, paid distributions of $33.9 million to noncontrolling interests and received contributions from noncontrolling interests of $7.3 million. During the three months ended March 31, 2019, we purchased $77.8 million of treasury stock and paid $56.8 million in dividends. Also during this period, HEP received $104.0 million and repaid $85.0 million under the HEP Credit Agreement and paid distributions of $33.7 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the three months ended March 31, 2020.

HEP

In February 2020, HEP issued $500 million in aggregate principal amount of 5.0% HEP senior notes maturing February 2028 and redeemed its existing $500 million 6.0% senior notes maturing August 2024.

During the three months ended March 31, 2020, HEP had net borrowings of $45.0 million resulting in $1,010.5 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2020.

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

Table of Content

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses.

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

At March 31, 2020, our lower of cost or market inventory valuation reserve was $800.8 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of March 31, 2020, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $327.1 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

Due to the recent economic slowdown caused by the COVID-19 pandemic, we performed a qualitative analysis of whether it is more likely than not that the fair value of our reporting units that include goodwill balances is less than their carrying amounts as of March 31, 2020. These effects of this recent economic slowdown on our operating results and financial position include reductions in the prices of our finished goods, raw materials and the related decrease in our gross margins. As of March 31, 2020, we have concluded that it is more likely than not that the carrying amounts of our reporting units that include goodwill are less than their fair value. A reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to COVID-19 could result in an impairment of goodwill at some point in the future. Such impairment charges could be material. Our annual goodwill impairment testing is performed on July 1.

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

As of March 31, 2020, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2020	2021	Unit of Measure

Natural gas price swaps - long	3,150,000	1,350,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	4,675,000	4,675,000	—	Barrels
NYMEX futures (WTI) - short	455,000	455,000	—	Barrels
Forward gasoline contracts - long	1,450,000	1,450,000	—	Barrels
Foreign currency forward contracts	426,037,417	319,732,567	106,304,850	U.S. dollar
Forward commodity contracts (platinum) (1)	40,867	—	40,867	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2020	2019
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$319	$2,670

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2020 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$880,540	$37,308
HEP Senior Notes	$500,000	$416,795	$20,967

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2020, outstanding borrowings under the HEP Credit Agreement were $1,010.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$(304,623)	$253,055
Add interest expense	22,639	36,647
Subtract interest income	(4,073)	(6,375)
Add income tax expense	(162,166)	87,505
Add depreciation and amortization	140,575	121,421
EBITDA	$(307,648)	$492,253

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$5.02	$5.79
Add average refinery operating expenses per produced barrel sold	6.30	6.95
Refinery gross margin per produced barrel sold	11.32	12.74
Times produced barrels sold (BPD)	452,290	423,030
Times number of days in period	91	90
Refining segment gross margin	465,913	485,046
Add (subtract) rounding	202	(176)
Total refining segment gross margin	466,115	484,870
Add refining segment cost of products sold	2,468,751	2,962,540
Refining segment sales and other revenues	2,934,866	3,447,410
Add lubricants and specialty products segment sales and other revenues	526,603	493,334
Add HEP segment sales and other revenues	127,854	134,497
Subtract corporate, other and eliminations	(188,778)	(177,994)
Sales and other revenues	$3,400,545	$3,897,247

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.30	$6.95
Times produced barrels sold (BPD)	452,290	423,030
Times number of days in period	91	90
Refinery operating expenses	259,298	264,605
Add (subtract) rounding	(124)	(108)
Total refining segment operating expenses	259,174	264,497
Add lubricants and specialty products segment operating expenses	54,131	53,559
Add HEP segment operating expenses	34,981	37,513
Subtract corporate, other and eliminations	(19,941)	(23,977)
Operating expenses (exclusive of depreciation and amortization)	$328,345	$331,592

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

On August 19, 2019 and October 30, 2019, HFCR received letters from the EPA providing a preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through the second quarter of 2019 pursuant to HFCR’s federal consent decree. HFCR responded to the EPA preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through calendar year 2018 in a letter dated September 18, 2019, followed by meetings with the EPA and the WDEQ on November 14, 2019 and December 4, 2019, to discuss an appropriate resolution of all alleged violations. HFCR settled the allegations in the EPA's August 19, 2019 and October 30, 2019 letters, and pursuant to a demand letter dated January 9, 2020, HFCR was assessed stipulated penalties totaling $700,000 pursuant to HFCR's federal consent decree. HFCR remitted payment of this amount to resolve the alleged violations.

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) is engaged in discussions with, and has responded to document requests from, the EPA and the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding potential Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions include (a) three information requests for activities beginning in January 2009, (b) Risk Management Program compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017 and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018. Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event. HFEDR is currently in a dialogue with the EPA, DOJ and State of Kansas about a possible settlement of alleged civil violations for the foregoing items.

The Occupational Safety and Health Administration (“OSHA”) conducted investigations into both the September 2017 and March 2019 events identified above, and HFEDR settled the OSHA claims related to those investigations in 2018 and 2019, respectively. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. We are cooperating with this investigation.

Table of Content

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations concern Clean Air Act regulated fuel gas and flare operations. On July 1, 2019, ODEQ issued a demand letter for stipulated penalties under the East Refinery Consent Decree as proposed in the 2017 meeting. In August 2019, HFTR paid the penalties set forth in the demand letter to ODEQ and the EPA satisfying the requirements of the East Refinery Consent Decree. On September 16, 2019, ODEQ issued a demand letter for stipulated penalties under the West Refinery Consent Decree. Following discussions with ODEQ, in a subsequent letter dated April 17, 2020, ODEQ reduced its September 2019 demand for stipulated penalties. The penalty is due by June 20, 2020. Separately, on April 3, 2019, during a meeting between the parties, the EPA notified HFTR of potential monitoring violations of the Consent Decrees. HFTR is working with the ODEQ and the EPA to document a settlement agreement for the additional actions.

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

Renewable Fuel Standard

Various subsidiaries of HollyFrontier moved to intervene in four lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The U.S. Court of Appeals for the DC Circuit dismissed one of these four lawsuits on November 12, 2019 for lack of jurisdiction. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On March 24, 2020, various subsidiaries of HollyFrontier filed a Petition for Rehearing with the U.S. Court of Appeals for the Tenth Circuit. On April 7, 2020, the 10th Circuit denied our request to reconsider its decision, and on April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Except for the additional risk factor below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factors discussed below and in our 2019 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control, including the widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis as well as actions taken by oil producers.
Our success depends on the demand for petroleum products such as transportation fuels and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, and the supply of crude oil and other feedstocks. COVID-19’s spread across the globe and government regulations in response thereto have negatively affected worldwide economic and commercial activity, reduced global demand for oil, gas and refined products, and created significant volatility and disruption of

Table of Content

financial and commodity markets. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. For example, during the first quarter of 2020, OPEC and Russia failed to agree on a plan to cut production of oil and related commodities. Subsequently, Saudi Arabia announced plans to increase production and reduce the prices at which they sell oil. The oversupply of crude oil in the market could cause domestic and Canadian oil producers from whom we source crude oil to shut-in their production, which could impact our ability to readily source crude oil once the stored crude oil is depleted. This combination of events has contributed to a sharp drop in prices for crude oil and refined products in the first quarter of 2020. In addition, the supply and demand for refined and finished lubricant products will depend on many other factors outside of our control, some of which include:

•
changes in domestic and international demand for, and the marketability of, our refined and finished lubricant products due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, which could result in a full or partial shutdown of our facilities;

•	increased price volatility, including the price we receive for refined and finished lubricant products;

•
the health of our workforce, including contractors and subcontractors, and their access to our facilities, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;

•
the ability or willingness of our vendors and suppliers to provide the equipment, parts, crude oil or other raw materials for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise cause our delay or failure to deliver refined or other finished lubricant products timely or at all or cause delay or failure to complete projects at our facilities;

•	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, revenue from our customers;

•	increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;

•	increased cost and reduced availability of capital for growth or capital expenditures;

•	availability and operability of terminals, tankage and pipelines that store and transport crude oil and refined and finished lubricant products;

•	delay by government authorities in issuing permits necessary for our business or our capital projects;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector;

•	increased costs of operation in relation to the COVID-19 outbreak, which costs may be fully recoverable or adequately covered by insurance; and

•	the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations and reducing utilization at our refineries), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted. In addition, a reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic could result in an impairment of goodwill at some point in the future. Such impairment charges could be material.

As the potential effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which it may negatively affect our operating results is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase the demand for our products and the prices that we will be able to charge for those products may decline. We are monitoring the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. These potential effects, while uncertain, could adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

Table of Content

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	—	$—	—	$1,000,000,000
February 2020	—	$—	—	$1,000,000,000
March 2020	—	$—	—	$1,000,000,000
Total for January to March 2020	—		—

Item 6.	Exhibits

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

4.1
Indenture, dated February 4, 2020, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed February 4, 2020, File No. 1-32225).

4.2	Form of 5.000% Senior Notes due 2028 (included in Exhibit 4.1).

10.1*+	Consulting Agreement and Release, dated February 27, 2020, by and between HollyFrontier Corporation, HollyFrontier Payroll Services, Inc. and James Stump.

10.2*+	Form of Restricted Stock Unit Agreement (for employees).

10.3*+	Form of Performance Share Unit Agreement.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++Filed electronically herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 7, 2020	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2020	/s/ J. W. Gann, Jr.
J. W. Gann, Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)