Form 10-Q
period 2020-06-30
HollyFrontier Corp
filed 2020-08-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
162,015,416 shares of Common Stock, par value $.01 per share, were outstanding on July 31, 2020.

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

•
our efficiency in carrying out and consummating construction projects, including our ability to complete announced capital projects, such as the conversion of the Cheyenne Refinery to a renewable diesel facility and the construction of the Artesia renewable diesel unit and pretreatment unit, on time and within budget;

•	our ability to timely obtain or maintain permits, including those necessary for operations or capital projects,

•	our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;

•	the possibility of terrorist or cyberattacks and the consequences of any such attacks;

•	general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

•
further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and / or additional long-lived asset impairments; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and in conjunction

Table of Content

with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and Part II, Item 1A, “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP: $18,913 and $13,287, respectively)	$902,509	$885,162

Accounts receivable: Product and transportation (HEP: $14,929 and $18,732, respectively)	540,818	834,771
Crude oil resales	52,567	44,914
	593,385	879,685
Inventories: Crude oil and refined products	977,851	1,282,789
Materials, supplies and other (HEP: $935 and $833, respectively)	195,850	191,413
	1,173,701	1,474,202
Income taxes receivable	77,729	5,478
Prepayments and other (HEP: $6,970 and $6,795, respectively)	56,210	61,662
Total current assets	2,803,534	3,306,189

Properties, plants and equipment, at cost (HEP: $2,053,174 and $2,047,674, respectively)	7,052,866	7,237,297
Less accumulated depreciation (HEP: $(584,651) and $(552,786), respectively)	(2,567,686)	(2,414,585)
	4,485,180	4,822,712
Operating lease right-of-use assets (HEP: $3,377 and $2,652, respectively)	390,497	467,109

Other assets: Turnaround costs	359,203	521,278
Goodwill (HEP: $312,873 and $312,873, respectively)	2,373,912	2,373,907
Intangibles and other (HEP: $350,056 and $319,569, respectively)	651,494	673,646
	3,384,609	3,568,831
Total assets	$11,063,820	$12,164,841

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $14,888 and $18,050, respectively)	$870,695	$1,215,555
Income taxes payable	18,759	27,965
Operating lease liabilities (HEP: $3,766 and $3,608, respectively)	102,336	104,415
Accrued liabilities (HEP: $30,886 and $30,418, respectively)	341,252	337,993
Total current liabilities	1,333,042	1,685,928

Long-term debt (HEP: $1,486,648 and $1,462,031, respectively)	2,480,746	2,455,640
Noncurrent operating lease liabilities (HEP: $70,167 and $72,000, respectively)	318,955	364,420
Deferred income taxes (HEP: $432 and $424, respectively)	765,572	889,270
Other long-term liabilities (HEP: $58,351 and $59,021, respectively)	250,994	260,157

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,042,554 shares issued as of June 30, 2020 and December 31, 2019	2,560	2,560
Additional capital	4,215,894	4,204,547
Retained earnings	4,148,390	4,744,120
Accumulated other comprehensive income	2,225	14,774
Common stock held in treasury, at cost – 94,144,334 and 94,196,029 shares as of June 30, 2020 and December 31, 2019, respectively	(2,986,487)	(2,987,808)
Total HollyFrontier stockholders’ equity	5,382,582	5,978,193
Noncontrolling interest	531,929	531,233
Total equity	5,914,511	6,509,426
Total liabilities and equity	$11,063,820	$12,164,841

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2020 and December 31, 2019. HEP is a variable interest entity.

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales and other revenues	$2,062,930	$4,782,615	$5,463,475	$8,679,862
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	1,576,996	3,704,884	4,270,722	6,904,089
Lower of cost or market inventory valuation adjustment	(269,904)	47,801	290,560	(184,545)
	1,307,092	3,752,685	4,561,282	6,719,544
Operating expenses (exclusive of depreciation and amortization)	303,359	333,252	631,704	664,844
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75,369	85,317	163,106	173,351
Depreciation and amortization	130,178	126,908	270,753	248,329
Long-lived asset and goodwill impairments	436,908	152,712	436,908	152,712
Total operating costs and expenses	2,252,906	4,450,874	6,063,753	7,958,780
Income (loss) from operations	(189,976)	331,741	(600,278)	721,082
Other income (expense):
Earnings of equity method investments	2,156	1,783	3,870	3,883
Interest income	1,506	4,588	5,579	10,963
Interest expense	(32,695)	(34,264)	(55,334)	(70,911)
Gain on sales-type leases	33,834	—	33,834	—
Loss on early extinguishment of debt	—	—	(25,915)	—
Gain (loss) on foreign currency transactions	2,285	2,213	(1,948)	4,478
Other, net	1,572	92	3,422	649
	8,658	(25,588)	(36,492)	(50,938)
Income (loss) before income taxes	(181,318)	306,153	(636,770)	670,144
Income tax expense (benefit):
Current	(65,607)	63,364	(77,047)	118,648
Deferred	34,696	25,972	(116,030)	58,193
	(30,911)	89,336	(193,077)	176,841
Net income (loss)	(150,407)	216,817	(443,693)	493,303
Less net income attributable to noncontrolling interest	26,270	19,902	37,607	43,333
Net income (loss) attributable to HollyFrontier stockholders	$(176,677)	$196,915	$(481,300)	$449,970
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.09)	$1.16	$(2.97)	$2.64
Diluted	$(1.09)	$1.15	$(2.97)	$2.62
Average number of common shares outstanding:
Basic	161,889	169,356	161,882	170,100
Diluted	161,889	170,547	161,882	171,264

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(150,407)	$216,817	$(443,693)	$493,303
Other comprehensive income (loss):
Foreign currency translation adjustment	11,710	9,160	(9,876)	13,523
Hedging instruments:
Change in fair value of cash flow hedging instruments	1,513	(693)	(5,235)	14,897
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	5,401	(5,321)	(1,175)	(6,963)
Net unrealized gain (loss) on hedging instruments	6,914	(6,014)	(6,410)	7,934
Pension and other post-retirement benefit obligations:
Actuarial gain (loss) on pension plans	—	72	(45)	—
Actuarial gain on post-retirement healthcare plans	—	2	3	—
Net change in pension and other post-retirement benefit obligations	—	74	(42)	—
Other comprehensive income (loss) before income taxes	18,624	3,220	(16,328)	21,457
Income tax expense (benefit)	4,250	416	(3,779)	4,878
Other comprehensive income (loss)	14,374	2,804	(12,549)	16,579
Total comprehensive income (loss)	(136,033)	219,621	(456,242)	509,882
Less noncontrolling interest in comprehensive income	26,270	19,902	37,607	43,333
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(162,303)	$199,719	$(493,849)	$466,549

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(443,693)	$493,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270,753	248,329
Long-lived asset and goodwill impairments	436,908	152,712
Lower of cost or market inventory valuation adjustment	290,560	(184,545)
Earnings of equity method investments, inclusive of distributions	(1,298)	—
Loss on early extinguishment of debt	25,915	—
Gain on sales-type leases	(33,834)	—
(Gain) loss on sale of assets	(357)	73
Deferred income taxes	(116,030)	58,193
Equity-based compensation expense	14,289	21,562
Change in fair value – derivative instruments	(9,377)	31,454
(Increase) decrease in current assets:
Accounts receivable	281,011	(72,300)
Inventories	(764)	(6,708)
Income taxes receivable	(72,382)	(26,835)
Prepayments and other	9,704	14,020
Increase (decrease) in current liabilities:
Accounts payable	(314,892)	292,893
Income taxes payable	(9,268)	7,826
Accrued liabilities	3,340	38,003
Turnaround expenditures	(49,248)	(110,273)
Other, net	27,965	11,843
Net cash provided by operating activities	309,302	969,550

Cash flows from investing activities:
Additions to properties, plants and equipment	(98,996)	(102,717)
Additions to properties, plants and equipment – HEP	(30,740)	(17,752)
Purchase of Sonneborn, net of cash acquired	—	(662,665)
Investment in equity company - HEP	(2,400)	—
Other, net	470	825
Net cash used for investing activities	(131,666)	(782,309)

Cash flows from financing activities:
Borrowings under credit agreements	168,000	175,000
Repayments under credit agreements	(138,500)	(156,500)
Proceeds from issuance of senior notes - HEP	500,000	—
Redemption of senior notes - HEP	(522,500)	—
Purchase of treasury stock	(1,243)	(266,996)
Dividends	(114,430)	(113,508)
Distributions to noncontrolling interests	(51,008)	(66,703)
Contributions from noncontrolling interests	13,263	—
Payments on finance leases	(843)	(783)
Deferred financing costs	(8,714)	—
Other, net	456	(374)
Net cash used for financing activities	(155,519)	(429,864)

Effect of exchange rate on cash flow	(4,770)	2,515

Cash and cash equivalents:
Increase (decrease) for the period	17,347	(240,108)
Beginning of period	885,162	1,154,752
End of period	$902,509	$914,644

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(64,003)	$(67,620)
Income taxes, net	$(4,738)	$(138,587)

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(304,623)	—	—	11,337	(293,286)
Dividends ($0.35 declared per common share)	—	—	(57,248)	—	—	—	(57,248)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,918)	(33,918)
Other comprehensive loss, net of tax	—	—	—	(26,923)	—	—	(26,923)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(2,037)	—	—	2,037	—	—
Equity-based compensation	—	5,824	—	—	—	506	6,330
Purchase of treasury stock	—	—	—	—	(1,062)	—	(1,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(145)	(145)
Contributions from noncontrolling interests	—	—	—	—	—	7,304	7,304
Balance at March 31, 2020	$2,560	$4,208,334	$4,382,249	$(12,149)	$(2,986,833)	$516,317	$6,110,478
Net income (loss)	—	—	(176,677)	—	—	26,270	(150,407)
Dividends ($0.35 declared per common share)	—	—	(57,182)	—	—	—	(57,182)
Distributions to noncontrolling interest holders	—	—	—	—	—	(17,090)	(17,090)
Other comprehensive income, net of tax	—	—	—	14,374	—	—	14,374
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(527)	—	—	527	—	—
Equity-based compensation	—	7,484	—	—	—	475	7,959
Purchase of treasury stock	—	—	—	—	(181)	—	(181)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	5,959	5,959
Reclamation of stockholder short-swing profit	—	603	—	—	—	—	603
Balance at June 30, 2020	$2,560	$4,215,894	$4,148,390	$2,225	$(2,986,487)	$531,929	$5,914,511

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	253,055	—	—	23,431	276,486
Dividends ($0.33 declared per common share)	—	—	(56,849)	—	—	—	(56,849)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,673)	(33,673)
Other comprehensive income, net of tax	—	—	—	13,775	—	—	13,775
Issuance of common stock under incentive compensation plans, net of forfeitures	—	3	—	—	(3)	—	—
Equity-based compensation	—	8,713	—	—	—	661	9,374
Purchase of treasury stock	—	—	—	—	(73,225)	—	(73,225)
Purchase of HEP units for restricted grants	—	—	—	—	—	(373)	(373)
Balance at March 31, 2019	$2,560	$4,204,841	$4,393,108	$27,398	$(2,563,867)	$530,534	$6,594,574
Net income	—	—	196,915	—	—	19,902	216,817
Dividends ($0.33 declared per common share)	—	—	(56,659)	—	—	—	(56,659)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,030)	(33,030)
Other comprehensive income, net of tax	—	—	—	2,804	—	—	2,804
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(140)	(140)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(138)	—	—	138	—	—
Equity-based compensation	—	11,602	—	—	—	586	12,188
Purchase of treasury stock	—	—	—	—	(205,555)	—	(205,555)
Balance at June 30, 2019	$2,560	$4,216,305	$4,533,364	$30,202	$(2,769,284)	$517,852	$6,530,999

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

As of June 30, 2020, we:

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

On June 1, 2020, we announced plans to permanently cease petroleum refining operations at our Cheyenne Refinery and to convert certain assets at our Cheyenne Refinery to renewable diesel production. We subsequently began winding down refining operations at our Cheyenne Refinery on August 3, 2020. This decision was primarily based on a positive outlook on the market for renewable diesel and the expectation that future free cash flow generation at our Cheyenne Refinery would be challenged due to lower gross margins resulting from the economic impact of the COVID-19 pandemic and compressed crude differentials due to dislocations in the crude oil market. Additional factors included uncompetitive operating and maintenance costs forecasted for our Cheyenne Refinery and the anticipated loss of the Environmental Protection Agency’s (“EPA”) small refinery exemption. Approximately 200 employees at our Cheyenne Refinery are expected to be impacted by this decision.

During the second quarter of 2020, we recorded a long-lived asset impairment of $232.2 million and accelerated depreciation of $2.2 million related to our Cheyenne Refinery asset groups. We expect to record additional non-cash charges of $3.7 million for accelerated depreciation in the third quarter of 2020. Additionally, during the second quarter of 2020, we recorded $1.1 million in employee severance costs related to the conversion of our Cheyenne Refinery. Also, during the second quarter of 2020, we recorded a reserve of $6.2 million against our repair and maintenance supplies inventory. These severance costs and the inventory reserve charge were recognized in operating expenses and were reported in our Refining segment.

During the second quarter of 2020, we initiated and completed a corporate restructuring. As a result of this restructuring, we recorded $3.7 million in employee severance costs, which were recognized primarily as operating expenses in our Refining segment and selling, general and administrative expenses in our Corporate and Other segment.

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

We incurred $0.6 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $16.2 million for the six months ended June 30, 2020 and 2019, respectively, in incremental direct integration and regulatory costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2020, the consolidated results of operations, comprehensive income and statements of equity for the three and six months ended June 30, 2020 and 2019 and consolidated cash flows for the six months ended June 30, 2020 and 2019 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2020.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.4 million at June 30, 2020 and $4.5 million at December 31, 2019.

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

Goodwill and Long-lived Assets: As of June 30, 2020, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $327.6 million and $312.9 million, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

For purposes of long-lived asset impairment evaluation, we have grouped our long-lived assets as follows: (i) our refinery asset groups, which include certain HEP logistics assets, (ii) our Lubricants and Specialty Products asset groups and (iii) our HEP asset groups, which comprises HEP assets not included in our refinery asset groups. These asset groups represent the lowest level for which independent cash flows can be identified. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

Indicators of goodwill and long-lived asset impairment
Due to the recent economic slowdown caused by the COVID-19 pandemic, we determined that indicators of potential goodwill impairment for our Refining and Lubricants and Specialty Products reporting units were present. In addition, we determined that these indicators were also evidence of potential long-lived asset impairments. These indicators included reductions in the prices of our finished goods and raw materials and the related decrease in our gross margins, as well as the recent decline in our common share price which has resulted in a decrease in our market capitalization. Additionally, our recent announcement of the conversion of our Cheyenne Refinery to renewable diesel production was also considered a triggering event requiring assessment of potential impairments to the carrying value of our Cheyenne Refinery asset group. During the second quarter of 2020, we performed interim goodwill and long-lived asset impairment testing as of May 31, 2020.

Long-lived asset impairment testing
As a result of our long-lived asset impairment testing, we determined that the carrying value of the long-lived assets of our Cheyenne Refinery and PCLI asset groups were not recoverable, and thus recorded long-lived asset impairment charges of $232.2 million and $204.7 million, respectively, in the second quarter of 2020. Our testing did not result in any other impairment of long-lived assets.

The estimated fair values of the Cheyenne Refinery and PCLI asset groups were determined using a combination of the income and cost approaches. The income approach was based on management’s best estimates of the expected future cash flows over the remaining useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and economic obsolescence. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 4 for further discussion of Level 3 inputs.

Goodwill impairment testing
The estimated fair values of our Refining and Lubricants and Specialty Products reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 4 for further discussion of Level 3 inputs.

Our interim goodwill impairment testing indicated that the fair values of our Refining and Lubricants and Specialty Products reporting units were in excess of their respective carrying amounts ranging from 9% to 283%; therefore, there was no impairment of goodwill at our Refining and Lubricants and Specialty Products reporting units.

A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived assets impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition. Our annual goodwill impairment testing is performed on July 1.

During the second quarter of 2019, we recorded a goodwill impairment charge of $152.7 million to fully impair the goodwill of the PCLI reporting unit included in our Lubricants and Specialty Products segment.

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

For the six months ended June 30, 2020, we recorded an income tax benefit of $193.1 million compared to income tax expense of $176.8 million for the six months ended June 30, 2019. This decrease was due principally to a pre-tax loss during the six months ended June 30, 2020 compared to pre-tax earnings in the same period of 2019. Our effective tax rates were 30.3% and 26.4% for the six months ended June 30, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2020 and 2019, we received proceeds of $20.4 million and $12.6 million, respectively, and subsequently repaid $21.7 million and $12.9 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Income Tax Accounting
In December 2019, Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” was issued which eliminates some exceptions to the general approach in ASC Topic 740 “Income Taxes” and also provides clarification of other aspects of ASC 740. We adopted this standard effective January 1, 2020 on a prospective basis, and recognized an income tax benefit for the six months ended June 30, 2020 based upon the application of our estimated annual effective tax rate to our pre-tax loss.

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this standard effective January 1, 2020, at which time our review of historic and expected credit losses resulted in a decrease of $3.2 million in our reserve for doubtful accounts. Based upon our assessment of the potential impact of current and forecasted conditions, we increased our reserve for doubtful accounts by $2.1 million during the six months ended June 30, 2020. Assumptions about the potential effects of the COVID-19 pandemic on our estimate of expected credit losses are inherently subjective and difficult to forecast. However, we believe that our current estimate of allowance for doubtful accounts to be reasonable based upon current information and forecasts.

NOTE 2:	Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. Additionally, as of June 30, 2020, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a to-be-constructed pipeline that will run from Cushing, Oklahoma to our Tulsa Refineries.

At June 30, 2020, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the six months ended June 30, 2020. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2020, these agreements result in minimum annualized payments to HEP of $351.1 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of income reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

One of HEP’s throughput agreements with Delek US Holdings, Inc. (“Delek”) was renewed during the three months ended June 30, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, HEP recognized a gain on sales-type leases totaling $33.8 million, during the three months ended June 30, 2020. This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease revenues	$5,442	$8,267	$13,732	$16,466
Gain on sales-type leases	$33,834	$—	$33,834	$—
Sales-type lease interest income	$642	$—	$642	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$286	$—	$286	$—

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2020, HEP did not issue any common units under this program. As of June 30, 2020, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$1,385,246	$3,633,966	$3,863,593	$6,441,407
Specialty lubricant products (2)	340,284	507,183	811,237	951,525
Asphalt, fuel oil and other products (3)	145,298	248,861	346,641	467,718
Total refined product revenues	1,870,828	4,390,010	5,021,471	7,860,650
Excess crude oil revenues (4)	163,394	350,683	363,173	733,313
Transportation and logistic services	19,244	28,382	45,670	59,520
Other revenues (5)	9,464	13,540	33,161	26,379
Total sales and other revenues	$2,062,930	$4,782,615	$5,463,475	$8,679,862

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$867,660	$2,361,969	$2,400,584	$4,092,474
Southwest	436,073	1,008,806	1,170,248	1,858,955
Rocky Mountains	274,973	613,063	743,752	1,128,398
Northeast	110,909	148,116	270,733	276,007
Canada	120,870	174,772	303,523	352,127
Europe, Asia and Latin America	60,343	83,284	132,631	152,689
Total refined product revenues	$1,870,828	$4,390,010	$5,021,471	$7,860,650

(1)	Transportation fuels consist of gasoline, diesel and jet fuel.

(2)	Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.

(3)
Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $131.9 million and $13.4 million, respectively, for the three months ended June 30, 2020, $280.7 million and $65.9 million, respectively for the six months ended June 30, 2020, $210.7 million and $38.2 million, respectively, for the three months ended June 30, 2019, and $380.6 million and $87.2 million, respectively, for the six months ended June 30, 2019.

(4)	Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.

(5)	Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to our contract liabilities during the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Balance at January 1	$4,652	$132
Sonneborn acquisition	—	6,463
Increase	16,115	10,813
Recognized as revenue	(14,980)	(12,906)
Balance at June 30	$5,787	$4,502

As of June 30, 2020, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2024. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2020	2021	2022	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	10,398	15,958	12,799	24,465	63,620

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2020 are presented below:

	Remainder of 2020	2021	2022	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$13,164	$21,942	$10,954	$20,293	$66,353

NOTE 4:	Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at June 30, 2020 and December 31, 2019 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2020
Assets:
Commodity price swaps	$3,561	$—	$3,561	$—
Commodity forward contracts	4,219	—	4,219	—
Foreign currency forward contracts	7,361	—	7,361	—
Total assets	$15,141	$—	$15,141	$—

Liabilities:
NYMEX futures contracts	$6,987	$6,987	$—	$—
Commodity price swaps	395	—	395	—
Commodity forward contracts	6,156	—	6,156	—
RINs credit obligations (1)	5,349	—	5,349	—
Total liabilities	$18,887	$6,987	$11,900	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Assets:
Commodity price swaps	$13,455	$—	$13,455	$—
Commodity forward contracts	4,133	—	4,133	$—
Total assets	$17,588	$—	$17,588	$—

Liabilities:
NYMEX futures contracts	$2,578	$2,578	$—	$—
Commodity price swaps	1,230	—	1,230	—
Commodity forward contracts	3,685	—	3,685	—
Foreign currency forward contracts	6,722	—	6,722	—
Total liabilities	$14,215	$2,578	$11,637	$—

(1) Represent obligations for RINs credits for which we did not have sufficient quantities at June 30, 2020 to satisfy our EPA regulatory blending requirements.

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

Nonrecurring Fair Value Measurements
During the three months ended June 30, 2020, we recognized long-lived asset impairment charges based on fair value measurements utilized during our goodwill and long-lived asset impairment testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

During the three months ended June 30, 2020, HEP recognized a gain on sales-type leases (see Note 2). The estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term were used in determining the net investment in leases and related recognized gain on sales-type leases. The asset valuation estimates included Level 3 inputs based on a replacement cost valuation method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(176,677)	$196,915	$(481,300)	$449,970
Participating securities’ (restricted stock) share in earnings	—	283	—	647
Net income (loss) attributable to common shares	$(176,677)	$196,632	$(481,300)	$449,323
Average number of shares of common stock outstanding	161,889	169,356	161,882	170,100
Effect of dilutive variable restricted stock units and performance share units (1)	—	1,191	—	1,164
Average number of shares of common stock outstanding assuming dilution	161,889	170,547	161,882	171,264
Basic earnings (loss) per share	$(1.09)	$1.16	$(2.97)	$2.64
Diluted earnings (loss) per share	$(1.09)	$1.15	$(2.97)	$2.62
(1) Excludes anti-dilutive restricted and performance share units of:	590	160	585	131

NOTE 6:	Stock-Based Compensation

We have a principal share-based compensation plan (the “2020 Long-Term Incentive Plan”), which allows us to grant new equity awards until February 12, 2030. We also have a long-term incentive compensation plan which expires pursuant to its terms on December 31, 2020 and will continue to govern outstanding equity awards granted thereunder; however, as of February 12, 2020, no new awards are being granted under this plan. The compensation cost charged against income for these plans was $8.1 million and $11.9 million for the three months ended June 30, 2020 and 2019, respectively, and $12.9 million and $20.8 million for the six months ended June 30, 2020 and 2019, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Units
Under our long-term incentive plan, we grant certain officers and other key employees restricted stock unit awards, which are payable in stock or cash and generally vest over a period of three years. Certain restricted stock unit award recipients have the right to receive dividends, however, restricted stock units do not have any other rights of absolute ownership. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period. We account for forfeitures on an estimated basis.

A summary of restricted stock unit activity during the six months ended June 30, 2020 is presented below:

Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2020	1,101,781	$53.30
Granted	62,776	35.58
Vested	(79,956)	44.30
Forfeited	(59,494)	53.41
Converted from performance share units	19,450	38.13
Outstanding at June 30, 2020	1,044,557	52.48	$30,501

For the six months ended June 30, 2020, restricted stock units vested having a grant date fair value of $3.5 million. As of June 30, 2020, there was $23.2 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Performance Share Units
Under our long-term incentive plan, we grant certain officers and other key employees performance share units, which are payable in stock or cash upon meeting certain criteria over the service period, and generally vest over a period of three years. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total shareholder return achieved by HollyFrontier compared to peer group companies. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts. Holders of performance share units have the right to receive dividend equivalents and other distributions with respect to such performance share units based on the target level of payout.

A summary of performance share unit activity and changes during the six months ended June 30, 2020 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2020	375,588
Vested	(12,129)
Forfeited	(18,766)
Converted to restricted stock units	(19,450)
Outstanding at June 30, 2020	325,243

For the six months June 30, 2020, we issued 7,889 shares of common stock, representing a 100% payout on vested performance share units having a grant date fair value of $0.5 million. As of June 30, 2020, there was $8.3 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $58.07 per unit. That cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7:	Inventories

Inventories consist of the following components:

	June 30, 2020	December 31, 2019
	(In thousands)
Crude oil	$537,863	$489,169
Other raw materials and unfinished products(1)	301,956	394,045
Finished products(2)	668,955	639,938
Lower of cost or market reserve	(530,923)	(240,363)
Process chemicals(3)	33,677	36,786
Repair and maintenance supplies and other (4)	162,173	154,627
Total inventory	$1,173,701	$1,474,202

(1)	Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.

(2)	Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.

(3)	Process chemicals include additives and other chemicals.

(4)	Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $530.9 million and $240.4 million at June 30, 2020 and December 31, 2019, respectively. The December 31, 2019 market reserve of $240.4 million was reversed due to the sale of inventory quantities that gave rise to the 2019 reserve. A new market reserve of $530.9 million was established as of June 30, 2020 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of products sold totaling $269.9 million for the three months ended June 30, 2020 and an increase to cost of products sold totaling $47.8 million for the three months ended June 30, 2019, respectively, and an increase to cost of products sold totaling $290.6 million for the six months ended June 30, 2020 and a decrease to cost of products sold totaling $184.5 million for the six months ended June 30, 2019, respectively.

At June 30, 2020, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

In connection with our announcement of the conversion of our Cheyenne Refinery to renewable diesel production, we recorded a reserve of $6.2 million against our repair and maintenance supplies inventory. This charge was recorded in operating expenses in the second quarter of 2020.

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

We incurred expense of $0.4 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $115.6 million and $117.7 million at June 30, 2020 and December 31, 2019, respectively, of which $94.1 million and $95.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:	Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2020, HEP received advances totaling $168.0 million and repaid $138.5 million under the HEP Credit Agreement. At June 30, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $995.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2021. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $35.0 million and $40.0 million at June 30, 2020 and December 31, 2019, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

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

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of June 30, 2020. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
HollyFrontier 5.875% Senior Notes
Principal	$1,000,000	$1,000,000
Unamortized discount and debt issuance costs	(5,902)	(6,391)
	994,098	993,609

HEP Credit Agreement	995,000	965,500

HEP 5.0% Senior Notes
Principal	500,000	—
Unamortized discount and debt issuance costs	(8,352)	—
	491,648	—

HEP 6.0% Senior Notes
Principal	—	500,000
Unamortized discount and debt issuance costs	—	(3,469)
	—	496,531

Total HEP long-term debt	1,486,648	1,462,031

Total long-term debt	$2,480,746	$2,455,640

The fair values of the senior notes are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)

HollyFrontier senior notes	$1,105,120	$1,127,610

HEP senior notes	$477,835	$522,045

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $0.8 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2020	2019		2020	2019
	(In thousands)
Commodity contracts	$6,914	$(6,014)	Sales and other revenues	$(5,403)	$—
			Cost of products sold	459	5,674
			Operating expenses	(457)	(353)
Total	$6,914	$(6,014)		$(5,401)	$5,321

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2020	2019		2020	2019
	(In thousands)
Commodity contracts	$(6,410)	$7,934	Sales and other revenues	$49	$(1,799)
			Cost of products sold	2,289	9,295
			Operating expenses	(1,163)	(533)
Total	$(6,410)	$7,934		$1,175	$6,963

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(In thousands)
Commodity contracts	Cost of products sold	$(7,180)	$338	$17,909	$(7,079)
	Interest expense	(5,100)	741	4,712	(1,275)
Foreign currency contracts	Gain (loss) on foreign currency transactions	(14,315)	(7,090)	19,160	(14,696)
	Total	$(26,595)	$(6,011)	$41,781	$(23,050)

As of June 30, 2020, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2020	2021	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	2,700,000	900,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	2,392,000	2,392,000	—	Barrels
Forward diesel contracts - short	200,000	200,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	890,000	890,000	—	Barrels
Crude oil price swaps (basis spread) - long	736,000	736,000	—	Barrels
Forward gasoline and diesel contracts - long	464,000	464,000	—	Barrels
Foreign currency forward contracts	422,074,120	214,491,576	207,582,544	U.S. dollar
Forward commodity contracts (platinum)	40,867	—	40,867	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$1,800	$(1,194)	$606	$395	$—	$395
Commodity forward contracts	—	—	—	2,134	—	2,134
	$1,800	$(1,194)	$606	$2,529	$—	$2,529

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$6,987	$—	$6,987
Commodity price swap contracts	2,955	—	2,955	—	—	—
Commodity forward contracts	4,219	—	4,219	4,022	—	4,022
Foreign currency forward contracts	9,765	(2,404)	7,361	—	—	—
	$16,939	$(2,404)	$14,535	$11,009	$—	$11,009

Total net balance			$15,141			$13,538

Balance sheet classification:	Prepayment and other		$15,141	Accrued liabilities		$13,143
				Other long-term liabilities		395
			$15,141			$13,538

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230
	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,578	$—	$2,578
Commodity price swap contracts	7,713	—	7,713	—	—	—
Commodity forward contracts	4,133	—	4,133	3,685	—	3,685
Foreign currency forward contracts	—	—	—	6,722	—	6,722
	$11,846	$—	$11,846	$12,985	$—	$12,985

Total net balance			$17,588			$14,215

Balance sheet classification:	Prepayment and other		$17,588	Accrued liabilities		$12,985
				Other long-term liabilities		1,230
			$17,588			$14,215

At June 30, 2020, we had a pre-tax net unrealized loss of $1.9 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021. Assuming commodity prices remain unchanged, an unrealized loss of $1.5 million will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:	Equity

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the six months ended June 30, 2020 and 2019, we withheld 29,587 and 2,484, respectively, shares of our common stock from certain employees. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 12:	Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2020
Net change in foreign currency translation adjustment	$11,710	$2,488	$9,222
Net unrealized gain on hedging instruments	6,914	1,762	5,152
Other comprehensive income attributable to HollyFrontier stockholders	$18,624	$4,250	$14,374

Three Months Ended June 30, 2019
Net change in foreign currency translation adjustment	$9,160	$1,950	$7,210
Net unrealized loss on hedging instruments	(6,014)	(1,534)	(4,480)
Net change in pension and other post-retirement benefit obligations	74	—	74
Other comprehensive income attributable to HollyFrontier stockholders	$3,220	$416	$2,804

Six Months Ended June 30, 2020
Net change in foreign currency translation adjustment	$(9,876)	$(2,139)	$(7,737)
Net unrealized loss on hedging instruments	(6,410)	(1,636)	(4,774)
Net change in pension and other post-retirement benefit obligations	(42)	(4)	(38)
Other comprehensive loss attributable to HollyFrontier stockholders	$(16,328)	$(3,779)	$(12,549)

Six Months Ended June 30, 2019
Net change in foreign currency translation adjustment	$13,523	$2,855	$10,668
Net unrealized gain on hedging instruments	7,934	2,023	5,911
Other comprehensive income attributable to HollyFrontier stockholders	$21,457	$4,878	$16,579

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Income Statement Line Item
	Three Months Ended June 30,
	2020	2019
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,403)	$—	Sales and other revenues
	459	5,674	Cost of products sold
	(457)	(353)	Operating expenses
	(5,401)	5,321
	(1,377)	1,357	Income tax expense (benefit)
Total reclassifications for the period	$(4,024)	$3,964	Net of tax

	Six Months Ended June 30,
	2020	2019
Hedging instruments:
Commodity price swaps	$49	$(1,799)	Sales and other revenues
	2,289	9,295	Cost of products sold
	(1,163)	(533)	Operating expenses
	1,175	6,963
	300	1,776	Income tax expense
Total reclassifications for the period	$875	$5,187	Net of tax

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	June 30, 2020	December 31, 2019
	(In thousands)
Foreign currency translation adjustment	$(9,924)	$(2,187)
Unrealized loss on pension obligation	(1,798)	(1,733)
Unrealized gain on post-retirement benefit obligations	15,360	15,333
Unrealized gain (loss) on hedging instruments	(1,413)	3,361
Accumulated other comprehensive income	$2,225	$14,774

NOTE 13:	Post-retirement Plans

PCLI has union and non-union pension plans which are closed to new entrants. In addition, Sonneborn employees in the Netherlands have a defined benefit pension plan which was frozen and all plan participants became inactive in 2016. Our net periodic pension expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost - benefit earned during the period	$1,072	$1,198	$2,200	$2,397
Interest cost on projected benefit obligations	413	440	856	877
Expected return on plan assets	(976)	(811)	(2,009)	(1,621)
Amortization of loss	—	830	—	1,660
Net periodic pension expense	$509	$1,657	$1,047	$3,313

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Service cost – benefit earned during the period	$446	$386	$899	$771
Interest cost on projected benefit obligations	233	266	471	531
Amortization of prior service credit	(870)	(870)	(1,741)	(1,741)
Amortization of (gain) loss	12	(22)	25	(44)
Net periodic post-retirement credit	$(179)	$(240)	$(346)	$(483)

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

We filed a business interruption claim with our insurance carriers related to a fire at our Woods Cross Refinery that occurred in the first quarter 2018. As of June 30, 2020, we have collected interim payments totaling $56.0 million, but have not reached a final agreement regarding the amounts owed to us pursuant to our business interruption coverage. We have accounted for this claim as a gain contingency and accordingly, we have deferred revenue recognition for the interim payments received until such time that uncertainties regarding the amounts owed to us have been resolved.

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

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. As of June 30, 2020, the HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interests in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2020
Sales and other revenues:
Revenues from external customers	$1,690,042	$353,644	$19,244	$—	$2,062,930
Intersegment revenues	37,462	3,643	95,563	(136,668)	—
	$1,727,504	$357,287	$114,807	$(136,668)	$2,062,930
Cost of products sold (exclusive of lower of cost or market inventory)	$1,433,437	$258,347	$—	$(114,788)	$1,576,996
Lower of cost or market inventory valuation adjustment	$(269,904)	$—	$—	$—	$(269,904)
Operating expenses	$239,359	$47,840	$34,737	$(18,577)	$303,359
Selling, general and administrative expenses	$32,811	$35,919	$2,535	$4,104	$75,369
Depreciation and amortization	$81,694	$19,779	$24,008	$4,697	$130,178
Long-lived asset impairment (1)	$215,242	$204,708	$16,958	$—	$436,908
Income (loss) from operations	$(5,135)	$(209,306)	$36,569	$(12,104)	$(189,976)
Earnings of equity method investments	$—	$—	$2,156	$—	$2,156
Capital expenditures	$12,102	$4,311	$11,798	$17,776	$45,987

Three Months Ended June 30, 2019
Sales and other revenues:
Revenues from external customers	$4,208,776	$545,346	$28,382	$111	$4,782,615
Intersegment revenues	88,484	—	102,369	(190,853)	—
	$4,297,260	$545,346	$130,751	$(190,742)	$4,782,615
Cost of products sold (exclusive of lower of cost or market inventory)	$3,458,832	$415,353	$—	$(169,301)	$3,704,884
Lower of cost or market inventory valuation adjustment	$47,801	$—	$—	$—	$47,801
Operating expenses	$252,715	$59,122	$40,608	$(19,193)	$333,252
Selling, general and administrative expenses	$29,638	$42,087	$1,988	$11,604	$85,317
Depreciation and amortization	$76,225	$23,020	$24,241	$3,422	$126,908
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$432,049	$(146,948)	$63,914	$(17,274)	$331,741
Earnings of equity method investments	$—	$—	$1,783	$—	$1,783
Capital expenditures	$33,899	$9,331	$7,034	$6,470	$56,734

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2020
Sales and other revenues:
Revenues from external customers	$4,540,662	$877,143	$45,670	$—	$5,463,475
Intersegment revenues	121,708	6,747	196,991	(325,446)	—
	$4,662,370	$883,890	$242,661	$(325,446)	$5,463,475
Cost of products sold (exclusive of lower of cost or market inventory)	$3,902,188	$649,727	$—	$(281,193)	$4,270,722
Lower of cost or market inventory valuation adjustment	$290,560	$—	$—	$—	$290,560
Operating expenses	$498,533	$101,971	$69,718	$(38,518)	$631,704
Selling, general and administrative expenses	$63,811	$84,881	$5,237	$9,177	$163,106
Depreciation and amortization	$171,873	$41,828	$47,986	$9,066	$270,753
Long-lived asset impairment (1)	$215,242	$204,708	$16,958	$—	$436,908
Income (loss) from operations	$(479,837)	$(199,225)	$102,762	$(23,978)	$(600,278)
Earnings of equity method investments	$—	$—	$3,870	$—	$3,870
Capital expenditures	$65,116	$13,392	$30,740	$20,488	$129,736

Six Months Ended June 30, 2019
Sales and other revenues:
Revenues from external customers	$7,581,442	$1,038,680	$59,520	$220	$8,679,862
Intersegment revenues	163,228	—	205,728	(368,956)	—
	$7,744,670	$1,038,680	$265,248	$(368,736)	$8,679,862
Cost of products sold (exclusive of lower of cost or market inventory)	$6,421,372	$804,370	$—	$(321,653)	$6,904,089
Lower of cost or market inventory valuation adjustment	$(184,545)	$—	$—	$—	$(184,545)
Operating expenses	$517,212	$112,681	$78,121	$(43,170)	$664,844
Selling, general and administrative expenses	$56,615	$81,806	$4,608	$30,322	$173,351
Depreciation and amortization	$150,640	$43,191	$48,071	$6,427	$248,329
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$783,376	$(156,080)	$134,448	$(40,662)	$721,082
Earnings of equity method investments	$—	$—	$3,883	$—	$3,883
Capital expenditures	$75,662	$17,190	$17,752	$9,865	$120,469

(1) The results of our HEP reportable segment for the three and six months ended June 30, 2020 include a long-lived asset impairment charge attributed to HEP’s logistics assets at our Cheyenne Refinery.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
June 30, 2020
Cash and cash equivalents	$15,652	$189,571	$18,913	$678,373	$902,509
Total assets	$6,327,809	$1,910,431	$2,215,053	$610,527	$11,063,820
Long-term debt	$—	$—	$1,486,648	$994,098	$2,480,746

December 31, 2019
Cash and cash equivalents	$9,755	$169,277	$13,287	$692,843	$885,162
Total assets	$7,189,094	$2,223,418	$2,205,437	$546,892	$12,164,841
Long-term debt	$—	$—	$1,462,031	$993,609	$2,455,640

Table of Content

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are principally an independent petroleum refiner that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. As of June 30, 2020, we owned and operated refineries located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), Cheyenne, Wyoming (the “Cheyenne Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

On June 1, 2020, we announced plans to permanently cease petroleum refining operations at our Cheyenne Refinery and to convert certain assets at our Cheyenne Refinery to renewable diesel production. This decision was primarily based on a positive outlook on the market for renewable diesel and the expectation that future free cash flow generation at our Cheyenne Refinery would be challenged due to lower gross margins resulting from the economic impact of the COVID-19 pandemic and compressed crude differentials due to dislocations in the crude oil market. Additional factors included uncompetitive operating and maintenance costs forecasted for our Cheyenne Refinery and the anticipated loss of the Environmental Protection Agency’s (“EPA”) small refinery exemption. Approximately 200 employees at our Cheyenne Refinery are expected to be impacted by this decision. We began winding down refining operations at our Cheyenne Refinery on August 3, 2020, and subsequently began conversion of certain units for renewable diesel production. The renewable diesel units are expected to be completed in the first quarter of 2022 with an expected capital budget between $125-$175 million.

During the second quarter of 2020, we recorded a long-lived asset impairment of $232.2 million and accelerated depreciation of $2.2 million related to our Cheyenne Refinery asset groups. We expect to record additional non-cash charges of $3.7 million for accelerated depreciation in the third quarter of 2020.

Additionally, during the second quarter of 2020, we recorded $1.1 million in employee severance costs related to the conversion of our Cheyenne Refinery. Also, during the second quarter of 2020, we recorded a reserve of $6.2 million against our repair and maintenance supplies inventory. These severance costs and the inventory reserve charge were recognized in operating expenses and were reported in the Refining segment. Over the next twelve months, we anticipate pre-tax costs of approximately $45 million for decommissioning assets and $5-$7 million for severance obligations and proceeds of $50-$70 million from the liquidation of working capital. In addition, we may potentially incur further charges related to revisions in our estimates of asset retirement obligations for our Cheyenne Refinery.

During the second quarter of 2020, we initiated and completed a corporate restructuring, which is expected to save approximately $30 million per year of ongoing cash expenses. As a result of this restructuring, we recorded $3.7 million in employee severance costs, which were recognized primarily as operating expenses in our Refining segment and selling, general and administrative expenses in our Corporate and Other segment.

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

Table of Content

For the three months ended June 30, 2020, net loss attributable to HollyFrontier stockholders was $(176.7) million compared to net income of $196.9 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net loss attributable to HollyFrontier stockholders was $(481.3) million compared to net income of $450.0 million for the six months ended June 30, 2019. Included in our financial results for the second quarter of 2020 were non-cash items consisting of $436.9 million long-lived asset impairment charges related to our Cheyenne Refinery and PCLI, offset by an inventory reserve adjustment that resulted in a benefit of $269.9 million. Second quarter earnings reflect weak demand for refined products, lubricants and transportation services across the industry, with overall gross refining margin per produced barrel sold decreasing 57% for the three months ended June 30, 2020 over the same period of 2019. Included in the three months ended June 30, 2019, was a goodwill impairment charge of $152.7 million related to our Lubricants and Specialty Products segment.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $32.5 million for the three months ended June 30, 2020.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Over the course of the second quarter, demand for transportation fuels and lubricants stabilized and showed incremental improvement late in the quarter. In response to this level of demand, during the second quarter of 2020, we operated our Refining segment refineries at an average crude charge of 349,580 BPD.

The stabilization of demand drove a broad increase in commodity prices, resulting in values for our inventories held at June 30, 2020 above the costs of these inventories using the last-in, first-out (“LIFO”) method and in a lower of cost or market valuation gain of $269.9 million for the three months ended June 30, 2020. Additionally, this stabilization of demand and commodity prices resulted in a smaller than expected use of working capital during the quarter.

As a result of these conditions, we have reduced our 2020 expected total consolidated capital expenditures by approximately 15%, to a range of $525 million to $625 million. Additionally, during the second quarter, we completed a corporate restructuring program expected to save approximately $30 million per year in ongoing cash expenses.

HollyFrontier’s standalone (excluding HEP) liquidity was over $2.2 billion at June 30, 2020, consisting of a cash balance of $883.6 million and an undrawn $1.35 billion credit facility maturing in 2022. HollyFrontier’s earliest standalone (excluding HEP) debt maturity is $1.0 billion of senior notes due in 2026.

OUTLOOK

The impact of COVID-19 on the global macroeconomy has created unprecedented reduction in demand, as well as lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. While we have seen a recent stabilization in demand and commodity and expect a strong recovery of demand for all of these essential products in the long-run, there remains little visibility on the timing for or extent of this recovery in the near term.

In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we have continued several initiatives, including limiting onsite staff at all of our facilities to essential operational personnel only, using a work from home policy for certain employees and restricting travel unless approved by senior leadership. We will continue to monitor COVID-19 developments and the dynamic environment to properly address these policies going forward.

Within our Refining segment, for the third quarter 2020, we expect to run between 340,000-370,000 barrels per day of crude oil based on market demand for transportation fuels. Currently, the primary determinants of demand are the various government orders and guidance restricting or discouraging most forms of travel. We expect to adjust refinery production levels commensurate with market demand.

Table of Content

In our Lubricants and Specialty Products segment, we have withdrawn 2020 guidance for the Rack Forward business. Within our industrial and passenger car-related end markets, demand saw improvement over the course of the second quarter as compared to the depressed levels we saw at the end of the first quarter of 2020, while in our personal care end markets, demand continues to run slightly below historical levels. We expect industrial demand to continue to rebound with the broader economy. Within the Rack Back portion, we expect base oil demand to rebound with the reopening of its primary transportation-related end markets. Similar to our Refining segment, we intend to match production to market demand.

At HEP, we have seen an improvement in demand for transportation and terminal services during the second quarter of 2020 as compared to the first quarter of 2020, and we expect that trend to continue. HEP maintained its quarterly distribution to $0.35 per unit, representative of a new distribution policy focused on funding all capital expenditures and distributions within cash flow, improving distributable cash flow coverage to 1.3x or greater and reducing leverage to 3.0-3.5x.

During the quarter, we announced plans to further expand our renewables business through the construction of a pre-treatment unit located at the Navajo Refinery’s Artesia facility and conversion of the Cheyenne Refinery to renewable diesel production. Including this decision, we maintained the range of our 2020 consolidated capital budget at $525 million to $625 million. Additionally, we implemented a corporate restructuring program expected to save approximately $30 million of annual expenses. We continue to evaluate additional ways to reduce cash costs including operating, sales, general and administrative spending reductions as well as incremental capital spending reductions. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for our products normalize.

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

The extent to which our future results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. COVID-19 may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

See “Item 1A - Risk Factors” for other potential impacts of COVID-19 on our business.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2020 and 2019 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2019
	2020	2019	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$2,062,930	$4,782,615	$(2,719,685)	(57)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	1,576,996	3,704,884	(2,127,888)	(57)
Lower of cost or market inventory valuation adjustment	(269,904)	47,801	(317,705)	(665)
	1,307,092	3,752,685	(2,445,593)	(65)
Operating expenses (exclusive of depreciation and amortization)	303,359	333,252	(29,893)	(9)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75,369	85,317	(9,948)	(12)
Depreciation and amortization	130,178	126,908	3,270	3
Long-lived asset and goodwill impairments	436,908	152,712	284,196	186
Total operating costs and expenses	2,252,906	4,450,874	(2,197,968)	(49)
Income (loss) from operations	(189,976)	331,741	(521,717)	(157)
Other income (expense):
Earnings of equity method investments	2,156	1,783	373	21
Interest income	1,506	4,588	(3,082)	(67)
Interest expense	(32,695)	(34,264)	1,569	(5)
Gain on sales-type leases	33,834	—	33,834	—
Gain on foreign currency transactions	2,285	2,213	72	3
Other, net	1,572	92	1,480	1,609
	8,658	(25,588)	34,246	(134)
Income (loss) before income taxes	(181,318)	306,153	(487,471)	(159)
Income tax expense (benefit)	(30,911)	89,336	(120,247)	(135)
Net income (loss)	(150,407)	216,817	(367,224)	(169)
Less net income attributable to noncontrolling interest	26,270	19,902	6,368	32
Net income (loss) attributable to HollyFrontier stockholders	$(176,677)	$196,915	$(373,592)	(190)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(1.09)	$1.16	$(2.25)	(194)%
Diluted	$(1.09)	$1.15	$(2.24)	(195)%
Cash dividends declared per common share	$0.35	$0.33	$0.02	6%
Average number of common shares outstanding:
Basic	161,889	169,356	(7,467)	(4)%
Diluted	161,889	170,547	(8,658)	(5)%

Table of Content

	Six Months Ended June 30,		Change from 2019
	2020	2019	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$5,463,475	$8,679,862	$(3,216,387)	(37)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	4,270,722	6,904,089	(2,633,367)	(38)
Lower of cost or market inventory valuation adjustment	290,560	(184,545)	475,105	(257)
	4,561,282	6,719,544	(2,158,262)	(32)
Operating expenses (exclusive of depreciation and amortization)	631,704	664,844	(33,140)	(5)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	163,106	173,351	(10,245)	(6)
Depreciation and amortization	270,753	248,329	22,424	9
Long-lived asset and goodwill impairments	436,908	152,712	284,196	186
Total operating costs and expenses	6,063,753	7,958,780	(1,895,027)	(24)
Income (loss) from operations	(600,278)	721,082	(1,321,360)	(183)
Other income (expense):
Earnings of equity method investments	3,870	3,883	(13)	—
Interest income	5,579	10,963	(5,384)	(49)
Interest expense	(55,334)	(70,911)	15,577	(22)
Gain on sales-type leases	33,834	—	33,834	—
Loss on early extinguishment of debt	(25,915)	—	(25,915)	—
Gain (loss) on foreign currency transactions	(1,948)	4,478	(6,426)	(144)
Other, net	3,422	649	2,773	427
	(36,492)	(50,938)	14,446	(28)
Income (loss) before income taxes	(636,770)	670,144	(1,306,914)	(195)
Income tax expense (benefit)	(193,077)	176,841	(369,918)	(209)
Net income (loss)	(443,693)	493,303	(936,996)	(190)
Less net income attributable to noncontrolling interest	37,607	43,333	(5,726)	(13)
Net income (loss) attributable to HollyFrontier stockholders	$(481,300)	$449,970	$(931,270)	(207)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$(2.97)	$2.64	$(5.61)	(213)%
Diluted	$(2.97)	$2.62	$(5.59)	(213)%
Cash dividends declared per common share	$0.70	$0.66	$0.04	6%
Average number of common shares outstanding:
Basic	161,882	170,100	(8,218)	(5)%
Diluted	161,882	171,264	(9,382)	(5)%

Balance Sheet Data

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$902,509	$885,162
Working capital	$1,470,492	$1,620,261
Total assets	$11,063,820	$12,164,841
Long-term debt	$2,480,746	$2,455,640
Total equity	$5,914,511	$6,509,426

Table of Content

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$119,204	$752,734	$309,302	$969,550
Net cash used for investing activities	$(45,572)	$(55,584)	$(131,666)	$(782,309)
Net cash used for financing activities	$(84,062)	$(279,736)	$(155,519)	$(429,864)
Capital expenditures	$45,987	$56,734	$129,736	$120,469
EBITDA (1)	$(46,221)	$442,835	$(353,869)	$935,088

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

Refining Segment Operating Data

Our refinery operations include the El Dorado, Tulsa, Navajo, Cheyenne and Woods Cross Refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	206,950	264,290	229,670	238,890
Refinery throughput (BPD) (2)	220,010	278,710	245,470	254,520
Sales of produced refined products (BPD) (3)	216,280	273,010	237,760	245,450
Refinery utilization (4)	79.6%	101.7%	88.3%	91.9%

Average per produced barrel (5)
Refinery gross margin	$6.31	$17.17	$8.07	$14.51
Refinery operating expenses (6)	5.68	5.02	5.47	5.74
Net operating margin	$0.63	$12.15	$2.60	$8.77

Refinery operating expenses per throughput barrel (7)	$5.58	$4.92	$5.30	$5.54

Feedstocks:
Sweet crude oil	61%	57%	56%	54%
Sour crude oil	16%	22%	19%	23%
Heavy sour crude oil	17%	16%	19%	17%
Other feedstocks and blends	6%	5%	6%	6%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of produced refined products:
Gasolines	54%	51%	53%	52%
Diesel fuels	36%	34%	33%	31%
Jet fuels	1%	6%	4%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	2%	3%	3%
Base oils	3%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

Southwest Region (Navajo Refinery)
Crude charge (BPD) (1)	79,460	109,080	93,130	107,560
Refinery throughput (BPD) (2)	89,470	119,480	103,460	117,860
Sales of produced refined products (BPD) (3)	101,880	122,090	107,740	122,730
Refinery utilization (4)	79.5%	109.1%	93.1%	107.6%

Average per produced barrel (5)
Refinery gross margin	$11.08	$23.45	$11.89	$19.70
Refinery operating expenses (6)	5.12	4.53	5.20	4.73
Net operating margin	$5.96	$18.92	$6.69	$14.97

Refinery operating expenses per throughput barrel (7)	$5.83	$4.63	$5.42	$4.93

Feedstocks:
Sweet crude oil	25%	24%	24%	20%
Sour crude oil	64%	67%	66%	71%
Other feedstocks and blends	11%	9%	10%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	48%	54%	51%
Diesel fuels	34%	40%	36%	38%
Fuel oil	2%	4%	2%	3%
Asphalt	8%	6%	5%	5%
LPG and other	3%	2%	3%	3%
Total	100%	100%	100%	100%

Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Crude charge (BPD) (1)	63,170	79,660	70,170	80,440
Refinery throughput (BPD) (2)	68,020	86,700	75,610	87,080
Sales of produced refined products (BPD) (3)	64,750	74,000	72,100	78,000
Refinery utilization (4)	65.1%	82.1%	72.3%	82.9%

Average per produced barrel (5)
Refinery gross margin	$11.41	$22.48	$13.54	$17.07
Refinery operating expenses (6)	13.60	11.53	12.17	11.11
Net operating margin	$(2.19)	$10.95	$1.37	$5.96

Refinery operating expenses per throughput barrel (7)	$12.95	$9.84	$11.61	$9.95

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rocky Mountain Region (Cheyenne and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	37%	34%	36%	35%
Heavy sour crude oil	41%	35%	38%	35%
Black wax crude oil	15%	23%	19%	22%
Other feedstocks and blends	7%	8%	7%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	50%	55%	52%
Diesel fuels	35%	37%	33%	35%
Fuel oil	2%	4%	3%	4%
Asphalt	6%	6%	6%	6%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	349,580	453,030	392,970	426,890
Refinery throughput (BPD) (2)	377,500	484,890	424,540	459,460
Sales of produced refined products (BPD) (3)	382,910	469,100	417,600	446,190
Refinery utilization (4)	76.5%	99.1%	86.0%	93.4%

Average per produced barrel (5)
Refinery gross margin	$8.44	$19.64	$10.00	$16.39
Refinery operating expenses (6)	6.87	5.92	6.56	6.40
Net operating margin	$1.57	$13.72	$3.44	$9.99

Refinery operating expenses per throughput barrel (7)	$6.97	$5.73	$6.45	$6.22

Feedstocks:
Sweet crude oil	48%	44%	45%	42%
Sour crude oil	25%	29%	27%	31%
Heavy sour crude oil	17%	16%	17%	16%
Black wax crude oil	3%	4%	4%	4%
Other feedstocks and blends	7%	7%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	50%	53%	52%
Diesel fuels	35%	36%	34%	34%
Jet fuels	1%	4%	3%	4%
Fuel oil	1%	2%	1%	2%
Asphalt	4%	4%	4%	4%
Base oils	2%	2%	2%	2%
LPG and other	3%	2%	3%	2%
Total	100%	100%	100%	100%

(1)	Crude charge represents the barrels per day of crude oil processed at our refineries.

(2)	Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.

(3)	Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

(4)	Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 457,000 BPSD.

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

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations. For the six months ended June 30, 2019, our lubricants and specialty products operating results reflect the operations of our Sonneborn business for the period February 1, 2019 (date of acquisition) through June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lubricants and Specialty Products
Throughput (BPD)	16,370	16,990	19,060	18,390
Sales of produced refined products (BPD)	26,990	34,660	31,900	34,050

Sales of produced refined products:
Finished products	56%	52%	51%	50%
Base oils	19%	32%	23%	29%
Other	25%	16%	26%	21%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended June 30, 2020
Sales and other revenues	$85,857	$343,927	$(72,497)	$357,287
Cost of products sold	$67,210	$263,634	$(72,497)	$258,347
Operating expenses	$21,034	$26,806	$—	$47,840
Selling, general and administrative expenses	$5,617	$30,302	$—	$35,919
Depreciation and amortization	$5,877	$13,902	$—	$19,779
Long-lived asset impairment	$167,017	$37,691	$—	$204,708
Income (loss) from operations	$(180,898)	$(28,408)	$—	$(209,306)

Three months ended June 30, 2019
Sales and other revenues	$133,225	$507,183	$(95,062)	$545,346
Cost of products sold	$131,725	$378,690	$(95,062)	$415,353
Operating expenses	$30,585	$28,537	$—	$59,122
Selling, general and administrative expenses	$6,366	$35,721	$—	$42,087
Depreciation and amortization	$11,075	$11,945	$—	$23,020
Goodwill impairment (4)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(199,238)	$52,290	$—	$(146,948)

Table of Content

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Six months ended June 30, 2020
Sales and other revenues	$250,686	$817,984	$(184,780)	$883,890
Cost of products sold	$247,810	$586,697	$(184,780)	$649,727
Operating expenses	$44,303	$57,668	$—	$101,971
Selling, general and administrative expenses	$10,980	$73,901	$—	$84,881
Depreciation and amortization	$16,744	$25,084	$—	$41,828
Long-lived asset impairment	$167,017	$37,691	$—	$204,708
Income (loss) from operations	$(236,168)	$36,943	$—	$(199,225)

Six months ended June 30, 2019
Sales and other revenues	$289,680	$951,525	$(202,525)	$1,038,680
Cost of products sold	$277,543	$729,352	$(202,525)	$804,370
Operating expenses	$60,145	$52,536	$—	$112,681
Selling, general and administrative expenses	$19,845	$61,961	$—	$81,806
Depreciation and amortization	$21,601	$21,590	$—	$43,191
Goodwill impairment (4)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(242,166)	$86,086	$—	$(156,080)

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
(4) During the three months ended June 30, 2019, a goodwill impairment charge of $152.7 million was recorded in the PCLI reporting unit within the Lubricants and Specialty Products segment. We separately allocated this goodwill impairment charge for purposes of management’s discussion and analysis presentation of Rack Back and Rack Forward results entirely to Rack Back.

Results of Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Summary
Net loss attributable to HollyFrontier stockholders for the three months ended June 30, 2020 was $(176.7) million ($(1.09) per basic and diluted share), a $373.6 million decrease compared to net income of $196.9 million ($1.16 per basic and $1.15 per diluted share) for the three months ended June 30, 2019. Net income decreased due principally to long-lived asset impairment charges of $436.9 million, lower gross refining margins and lower refining segment sales volumes. For the three months ended June 30, 2020, lower of cost or market inventory reserve adjustments increased pre-tax earnings by $269.9 million compared to a decrease to pre-tax earnings of $47.8 million for the three months ended June 30, 2019. Refinery gross margins for the three months ended June 30, 2020 decreased to $8.44 per barrel sold from $19.64 for the three months ended June 30, 2019. The three months ended June 30, 2019 included a goodwill impairment charge of $152.7 million.

Sales and Other Revenues
Sales and other revenues decreased 57% from $4,782.6 million for the three months ended June 30, 2019 to $2,062.9 million for the three months ended June 30, 2020 due to a year-over-year decrease in second quarter sales prices and lower refined product sales volumes. Sales and other revenues for the three months ended June 30, 2020 and 2019 included $19.2 million and $28.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $353.6 million and $545.3 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended June 30, 2020 and 2019, respectively.

Table of Content

Cost of Products Sold
Total cost of products sold decreased 65% from $3,752.7 million for the three months ended June 30, 2019 to $1,307.1 million for the three months ended June 30, 2020 due principally to lower crude oil costs and lower refined product sales volumes. Additionally, during the second quarter of 2020, we recognized a lower of cost or market inventory valuation adjustment benefit of $269.9 million compared to a charge of $47.8 million for the same period of 2019, resulting in a new $530.9 million inventory lower of cost or market reserve at June 30, 2020. The lower of cost or market reserve at June 30, 2020 is based on market conditions and prices at that time.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 57% from $19.64 for the three months ended June 30, 2019 to $8.44 for the three months ended June 30, 2020. This was due to the effects of a decrease in the average per barrel sold sales price during the current year quarter, partially offset by decreased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 9% from $333.3 million for the three months ended June 30, 2019 to $303.4 million for the three months ended June 30, 2020 due principally to lower repair and maintenance costs for the three months ended June 30, 2020 compared to prior period. Prior year period operating expenses included higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 12% from $85.3 million for the three months ended June 30, 2019 to $75.4 million for the three months ended June 30, 2020 due principally to lower incentive compensation costs and employee-related travels expenses. We incurred $0.6 million and $3.6 million in direct acquisition and integration costs of our Sonneborn business during the three months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 3% from $126.9 million for the three months ended June 30, 2019 to $130.2 million for the three months ended June 30, 2020. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs, partially offset by lower depreciation expense resulting from the impaired assets in the current quarter.

Long-lived Asset and Goodwill Impairments
During the three months ended June 30, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery and $204.7 million related to PCLI. During the three months ended June 30, 2019, we recorded a goodwill impairment charge of $152.7 million that related to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Income
Interest income for the three months ended June 30, 2020 was $1.5 million compared to $4.6 million for the three months ended June 30, 2019. This decrease was primarily due to lower interest rates on cash investments during the current year quarter.

Interest Expense
Interest expense was $32.7 million for the three months ended June 30, 2020 compared to $34.3 million for the three months ended June 30, 2019. This decrease was primarily due to lower market interest rates on HEP’s credit facility and HEP’s refinancing of its 6.0% senior notes due 2024, partially offset by an unrealized loss on the mark-to-market change of the fair value of the embedded derivative in our catalyst financing arrangements during the current year quarter. For the three months ended June 30, 2020 and 2019, interest expense included $12.1 million and $19.2 million, respectively, in interest costs attributable to HEP operations.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the three months ended June 30, 2020.

Table of Content

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net gains of $2.3 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, gain on foreign currency transactions included a loss of $14.3 million and $7.1 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended June 30, 2020, we recorded an income tax benefit of $30.9 million compared to income tax expense of $89.3 million for the three months ended June 30, 2019. This decrease was due principally to a pre-tax loss during the three months ended June 30, 2020 compared to pre-tax earnings in the same period of 2019. Our effective tax rates were 17.0% and 29.2% for the three months ended June 30, 2020 and 2019, respectively. The year-over-year decrease in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Summary
Net loss attributable to HollyFrontier stockholders for the six months ended June 30, 2020 was $(481.3) million ($(2.97) per basic and diluted share), a $931.3 million decrease compared to net income of $450.0 million ($2.64 per basic and $2.62 per diluted share) for the six months ended June 30, 2019. Net income decreased due principally to long-lived asset impairment charges of $436.9 million, lower gross refining margins and lower refining segment sales volumes. For the six months ended June 30, 2020, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $290.6 million compared to an increase to pre-tax earnings of $184.5 million for the six months ended June 30, 2019. Refinery gross margins for the six months ended June 30, 2020 decreased to $10.00 per barrel sold from $16.39 for the six months ended June 30, 2019. The six months ended June 30, 2019 included a goodwill impairment charge of $152.7 million.

Sales and Other Revenues
Sales and other revenues decreased 37% from $8,679.9 million for the six months ended June 30, 2019 to $5,463.5 million for the six months ended June 30, 2020 due to a year-over-year decrease in sales prices and lower refined product sales volumes. Sales and other revenues for the six months ended June 30, 2020 and 2019 include $45.7 million and $59.5 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $877.1 million and $1,038.7 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the six months ended June 30, 2020 and 2019, respectively.

Cost of Products Sold
Total cost of products sold decreased 32% from $6,719.5 million for the six months ended June 30, 2019 to $4,561.3 million for the six months ended June 30, 2020 due principally to lower crude oil costs and lower refined product sales volumes. Additionally, we recognized a lower of cost or market inventory valuation charge of $290.6 million for the six months ended June 30, 2020 compared to a benefit of $184.5 million for the same period of 2019, resulting in a new $530.9 million lower of cost or market reserve at June 30, 2020. The lower of cost or market reserve at June 30, 2020 is based on market conditions and prices at that time.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 39% from $16.39 for the six months ended June 30, 2019 to $10.00 for the six months ended June 30, 2020. This was due to the effects of a decrease in the average per barrel sold sales price during the current year-to-date period, partially offset by decreased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 5% from $664.8 million for the six months ended June 30, 2019 to $631.7 million for the six months ended June 30, 2020 due principally to lower repair and maintenance costs compared to prior period. Prior year period operating expenses included higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery.

Table of Content

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 6% from $173.4 million for the six months ended June 30, 2019 to $163.1 million for the six months ended June 30, 2020 due principally to lower incentive compensation costs and employee travel-related expenses. We incurred $1.9 million and $16.2 million in direct acquisition and integration costs of our Sonneborn business during the six months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 9% from $248.3 million for the six months ended June 30, 2019 to $270.8 million for the six months ended June 30, 2020. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs, partially offset by lower depreciation expense resulting from the impaired assets in the current period.

Long-lived Asset and Goodwill Impairments
During the six months ended June 30, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery and $204.7 million related to PCLI. During the six months ended June 30, 2019, we recorded a goodwill impairment charge of $152.7 million that related to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Income
Interest income for the six months ended June 30, 2020 was $5.6 million compared to $11.0 million for the six months ended June 30, 2019. This decrease was primarily due to lower average cash balances and lower interest rates on cash investments.

Interest Expense
Interest expense was $55.3 million for the six months ended June 30, 2020 compared to $70.9 million for the six months ended June 30, 2019. This decrease was primarily due to lower market interest rates on HEP’s credit facility and HEP’s refinancing of its 6.0% senior notes due 2024. Additionally, we recorded an unrealized gain on the mark-to-market change in the fair value of the embedded derivative in our catalyst financing arrangements of $4.7 million for the six months ended June 30, 2020 compared to an unrealized loss of $1.3 million for the same period in 2019. For the six months ended June 30, 2020 and 2019, interest expense included $28.2 million and $38.3 million, respectively, in interest costs attributable to HEP operations.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the six months ended June 30, 2020.

Loss on Early Extinguishment of Debt
For the six months ended June 30, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6% senior notes maturing August 2024 at a redemption cost of $522.5 million.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a loss of $1.9 million for the six months ended June 30, 2020 compared to a net gain of $4.5 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, gain / loss on foreign currency transactions included a gain of $19.2 million and a loss of $14.7 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the six months ended June 30, 2020, we recorded an income tax benefit of $193.1 million compared to income tax expense of $176.8 million for the six months ended June 30, 2019. This decrease was due principally to a pre-tax loss during the six months ended June 30, 2020 compared to pre-tax earnings in the same period of 2019. Our effective tax rates were 30.3% and 26.4% for the six months ended June 30, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $4.9 million under the HollyFrontier Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the six months ended June 30, 2020, HEP received advances totaling $168.0 million and repaid $138.5 million under the HEP Credit Agreement. At June 30, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $995.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the six months ended June 30, 2020, HEP did not issue any common units under this program. As of June 30, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, subject to our current cash conservation strategies as discussed above in “Outlook,” components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and, once commodity prices and demand for products normalize, for the repurchases of our common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was over $2.2 billion at June 30, 2020, consisting of cash and cash equivalents totaling $883.6 million and an undrawn $1.35 billion credit facility maturing in 2022. Our earliest standalone (excluding HEP) debt maturity is $1.0 billion of senior notes in 2026.

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

Table of Content

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. In order to preserve liquidity, we do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for products normalize.

Cash and cash equivalents increased $17.3 million for the six months ended June 30, 2020. Net cash provided by operating activities of $309.3 million exceeded net cash used by investing and financing activities of $131.7 million, and $155.5 million, respectively.

Cash Flows – Operating Activities

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net cash flows provided by operating activities were $309.3 million for the six months ended June 30, 2020 compared to $969.6 million for the six months ended June 30, 2019, a decrease of $660.2 million. Net loss for the six months ended June 30, 2020 of $(443.7) million, was a decrease of $937.0 million compared to net income of $493.3 million for the six months ended June 30, 2019. Non-cash adjustments to net income consisting of depreciation and amortization, long-lived asset and goodwill impairments, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on early extinguishment of debt, gain on sales-type leases, gain / loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $877.5 million for the six months ended June 30, 2020 compared to $327.8 million for the same period in 2019. Adjusted for non-cash items, changes in working capital decreased operating cash flows by $103.3 million and increased operating cash flows by $246.9 million, for the six months ended June 30, 2020 and 2019, respectively. Additionally, for the six months ended June 30, 2020, turnaround expenditures decreased to $49.2 million from $110.3 million from the same period of 2019.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net cash flows used for investing activities were $131.7 million for the six months ended June 30, 2020 compared to $782.3 million for the six months ended June 30, 2019, a decrease of $650.6 million. Cash expenditures for properties, plants and equipment for the first six months of 2020 increased to $129.7 million from $120.5 million for the same period in 2019. These include HEP capital expenditures of $30.7 million and $17.8 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, HEP invested $2.4 million in the Cushing Connect Pipeline & Terminal LLC joint venture. Prior year investing activities reflected a net cash outflow of $662.7 million upon the acquisition of Sonneborn.

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

Due to the COVID-19 pandemic and resulting decline in U.S. and global economic activities, we have reduced our 2020 expected total consolidated capital expenditures by approximately 15% from our approved annual capital budget. Expected capital and turnaround cash spending for 2020 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$202.0	$221.0
Renewable Diesel Unit	150.0	180.0
Lubricants and Specialty Products	30.0	45.0
Turnarounds and catalyst	85.0	110.0
Total HollyFrontier	467.0	556.0

HEP
Maintenance	8.0	12.0
Expansion and joint venture investment	45.0	50.0
Refining unit turnarounds	5.0	7.0
Total HEP	58.0	69.0
Total	$525.0	$625.0

Cash Flows – Financing Activities

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net cash flows used for financing activities were $155.5 million for the six months ended June 30, 2020 compared to $429.9 million for the six months ended June 30, 2019, a decrease of $274.3 million. During the six months ended June 30, 2020, we purchased $1.2 million of treasury stock and paid $114.4 million in dividends. Also during this period, HEP received $168.0 million and repaid $138.5 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.3 million in net proceeds from issuance of HEP 5.0% senior notes, paid distributions of $51.0 million to noncontrolling interests and received contributions from noncontrolling interests of $13.3 million. During the six months ended June 30, 2019, we purchased $267.0 million of treasury stock and paid $113.5 million in dividends. Also during this period, HEP received $175.0 million and repaid $156.5 million under the HEP Credit Agreement and paid distributions of $66.7 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the six months ended June 30, 2020.

HEP

In February 2020, HEP issued $500 million in aggregate principal amount of 5.0% HEP senior notes maturing February 2028 and redeemed its existing $500 million 6.0% senior notes maturing August 2024.

During the six months ended June 30, 2020, HEP had net borrowings of $29.5 million resulting in $995.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2020.

Table of Content

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

At June 30, 2020, our lower of cost or market inventory valuation reserve was $530.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of June 30, 2020, our goodwill balance was $2.4 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $327.6 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

For purposes of long-lived asset impairment evaluation, we have grouped our long-lived assets as follows: (i) our refinery asset groups, which include certain HEP logistics assets, (ii) our Lubricants and Specialty Products asset groups and (iii) our HEP asset groups, which comprises HEP assets not included in our refinery asset groups. These asset groups represent the lowest level for which independent cash flows can be identified. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

Table of Content

Goodwill and long-lived asset impairments
Due to the recent economic slowdown caused by the COVID-19 pandemic, we determined that indicators of potential goodwill impairment for our Refining and Lubricants and Specialty Products reporting units were present. In addition, we determined that these indicators were also evidence of potential long-lived asset impairments. These indicators included reductions in the prices of our finished goods and raw materials and the related decrease in our gross margins, as well as the recent decline in our common share price which has resulted in a decrease in our market capitalization. Additionally, our recent announcement of the conversion of our Cheyenne Refinery to renewable diesel production was also considered a triggering event requiring assessment of potential impairments to the carrying value of our Cheyenne Refinery asset group. During the second quarter of 2020, we performed interim goodwill and long-lived asset impairment testing as of May 31, 2020.

In performing our impairment tests of goodwill and long-lived assets we developed cash flow forecasts for each of our reporting units and asset groups. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Another key assumption applied to these forecasts to determine the fair value of a reporting unit or an asset group is the discount rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Assumptions about the effects of the COVID-19 pandemic on future demand and market conditions are inherently subjective and difficult to forecast. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

As a result of our long-lived asset impairment testing, we determined that the carrying value of the long-lived assets of our Cheyenne Refinery and PCLI asset groups were not recoverable, and thus recorded long-lived asset impairment charges of $232.2 million and $204.7 million, respectively, in the second quarter of 2020. Our testing did not result in any other impairment of long-lived assets.

Our interim goodwill impairment testing indicated that the fair values of our Refining and Lubricants and Specialty Products reporting units were in excess of their respective carrying amounts ranging from 9% to 283%; therefore, there was no impairment of goodwill at our Refining and Lubricants and Specialty Products reporting units. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our goodwill impairment testing.

A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition. Our annual goodwill impairment testing is performed on July 1.

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

Table of Content

As of June 30, 2020, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2020	2021	Unit of Measure

Natural gas price swaps - long	2,700,000	900,000	1,800,000	MMBTU
Crude oil price swaps (basis spread) - long	3,128,000	3,128,000	—	Barrels
NYMEX futures (WTI) - short	890,000	890,000	—	Barrels
Forward gasoline and diesel contracts - long	464,000	464,000	—	Barrels
Forward diesel contracts - short	200,000	200,000	—	Barrels
Foreign currency forward contracts	422,074,120	214,491,576	207,582,544	U.S. dollar
Forward commodity contracts (platinum) (1)	40,867	—	40,867	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity positions hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30
Commodity-based Derivative Contracts	2020	2019
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$2,826	$2,902

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2020 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,000,000	$1,105,120	$20,828
HEP Senior Notes	$500,000	$477,835	$17,322

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2020, outstanding borrowings under the HEP Credit Agreement were $995.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$(176,677)	$196,915	$(481,300)	$449,970
Add interest expense	32,695	34,264	55,334	70,911
Subtract interest income	(1,506)	(4,588)	(5,579)	(10,963)
Add income tax expense (benefit)	(30,911)	89,336	(193,077)	176,841
Add depreciation and amortization	130,178	126,908	270,753	248,329
EBITDA	$(46,221)	$442,835	$(353,869)	$935,088

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total refining segment revenues less total refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per produced barrel sold. These two margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$1.57	$13.72	$3.44	$9.99
Add average refinery operating expenses per produced barrel sold	6.87	5.92	6.56	6.40
Refinery gross margin per produced barrel sold	8.44	19.64	10.00	16.39
Times produced barrels sold (BPD)	382,910	469,100	417,600	446,190
Times number of days in period	91	91	182	181
Refining segment gross margin	294,090	838,394	760,032	1,323,663
Add (subtract) rounding	(23)	34	150	(365)
Total refining segment gross margin	294,067	838,428	760,182	1,323,298
Add refining segment cost of products sold	1,433,437	3,458,832	3,902,188	6,421,372
Refining segment sales and other revenues	1,727,504	4,297,260	4,662,370	7,744,670
Add lubricants and specialty products segment sales and other revenues	357,287	545,346	883,890	1,038,680
Add HEP segment sales and other revenues	114,807	130,751	242,661	265,248
Subtract corporate, other and eliminations	(136,668)	(190,742)	(325,446)	(368,736)
Sales and other revenues	$2,062,930	$4,782,615	$5,463,475	$8,679,862

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.87	$5.92	$6.56	$6.40
Times produced barrels sold (BPD)	382,910	469,100	417,600	446,190
Times number of days in period	91	91	182	181
Refinery operating expenses	239,384	252,714	498,581	516,866
Add (subtract) rounding	(25)	1	(48)	346
Total refining segment operating expenses	239,359	252,715	498,533	517,212
Add lubricants and specialty products segment operating expenses	47,840	59,122	101,971	112,681
Add HEP segment operating expenses	34,737	40,608	69,718	78,121
Subtract corporate, other and eliminations	(18,577)	(19,193)	(38,518)	(43,170)
Operating expenses (exclusive of depreciation and amortization)	$303,359	$333,252	$631,704	$664,844

Table of Content

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

Environmental Matters

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) and the United States Environmental Protection Agency (“EPA”) relating to alleged violations of air quality emission limitations and requirements related to operation of certain refinery units at the Cheyenne Refinery.

Notices of Violations were issued by the WDEQ in late 2016 and 2018. On July 18, 2019, HFCR and WDEQ entered into a consent decree, and on August 9, 2019, HFCR paid penalties in the amount of $117,000 related to alleged violations of air quality limits that occurred during the second quarter of 2016 through the second quarter of 2017. Separately, on October 23, 2019, HFCR received a Notice of Violation from the WDEQ for possible violations of air quality standards during the first and second quarters of 2019. No penalty demand has yet been made by the WDEQ relating to such possible violations. HFCR and WDEQ are in discussions to resolve WDEQ’s alleged violations of air quality limits that occurred during the third quarter of 2017 through calendar year 2019.

On August 19, 2019 and October 30, 2019, HFCR received letters from the EPA providing a preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through the second quarter of 2019, pursuant to HFCR’s federal consent decree. HFCR responded to the EPA preliminary estimate of stipulated penalties related to the alleged violations that occurred during the third quarter of 2017 through calendar year 2018 in a letter dated September 18, 2019, followed by meetings with the EPA and the WDEQ on November 14, 2019 and December 4, 2019, to discuss an appropriate resolution of all alleged violations. HFCR settled the allegations in the EPA's August 19, 2019 and October 30, 2019 letters, and pursuant to a demand letter dated January 9, 2020, HFCR was assessed stipulated penalties totaling $700,000 pursuant to HFCR's federal consent decree. HFCR remitted payment of this amount to resolve the alleged violations.

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions included (a) three information requests for activities beginning in January 2009, (b) Risk Management Program compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017 and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018. Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event. On May 28, 2020, HFEDR reached a settlement in the form of a proposed consent decree with the EPA, the DOJ and the State of Kansas regarding the alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery, as well as compliance with the Clean Air Act’s Risk Management Program (“RMP”).

Table of Content

The proposed consent decree was lodged with the U.S. District Court for the District of Kansas, and the 30-day public comment period ended on July 18, 2020. On July 27, 2020, the EPA, the DOJ and the State of Kansas filed their Unopposed Motion to enter the Consent Decree with the U.S. District Court for the District of Kansas. The consent decree will become effective when entered by the district judge. Pursuant to the consent decree, among other terms and conditions, HFEDR is required to complete certain projects, implement protocols regarding the examination of its fired heaters and conduct a third party RMP audit of certain of its processes. In addition, HFEDR will be required to pay a civil penalty of $2 million to the United States and $2 million to the State of Kansas in two installments, the first half within 30 days of entry of the consent decree and the second within six months of entry of the consent decree. The proposed consent decree will resolve the alleged federal and state civil Clean Air Act liability for penalties and injunctive relief, other than potential civil penalties for RMP violations. Finally, as part of the settlement, a 2009 consent decree applicable to the refinery will be terminated.

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

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On December 13, 2017, during a meeting between the parties, ODEQ proposed stipulated penalties related to violations of the two Consent Decrees. The violations concern Clean Air Act regulated fuel gas and flare operations. On July 1, 2019, ODEQ issued a demand letter for stipulated penalties under the East Refinery Consent Decree as proposed in the 2017 meeting. In August 2019, HFTR paid the penalties set forth in the demand letter to ODEQ and the EPA satisfying the requirements of the East Refinery Consent Decree. On September 16, 2019, ODEQ issued a demand letter for stipulated penalties under the West Refinery Consent Decree. Following discussions with ODEQ, in a letter dated April 17, 2020, ODEQ reduced its September 2019 demand for stipulated penalties. In May 2020, HFTR paid to ODEQ and the EPA the penalty set forth in the April 17, 2020 demand letter, which satisfied the requirements of the West Refinery Consent Decree. Separately, on April 3, 2019, during a meeting between the parties, the EPA notified HFTR of potential monitoring violations of the Consent Decrees. HFTR is working with the ODEQ and the EPA to document a settlement agreement for the additional actions.

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

Except for the additional risk factor below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. You should carefully consider the risk factors discussed below and in our 2019 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control, including the widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis as well as actions taken by oil producers.

Our success depends on the demand for petroleum products such as transportation fuels and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, and the supply of crude oil and other feedstocks. COVID-19’s spread across the globe and governmental actions in response thereto have negatively affected worldwide economic and commercial activity, reduced global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. Other factors currently impacting crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. The oversupply of crude oil in the market has caused certain domestic and Canadian oil producers from whom we source crude oil to shut-in their production, which could impact our ability to readily source crude oil once the stored crude oil is depleted. While there has been a recent stabilization in demand for refined products in the second quarter of 2020, this combination of events has contributed to an overall drop in prices for crude oil and refined products in the first half of 2020. In addition, the supply and demand for refined and finished lubricant products will depend on many other factors outside of our control, some of which include:

•
changes in domestic and international demand for, and the marketability of, our refined and finished lubricant products due to governmental actions, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, which could result in a full or partial shutdown of our facilities;

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

•	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, revenue from our customers;

•	increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;

•	increased cost and reduced availability of capital for growth or capital expenditures;

•	availability and operability of terminals, tankage and pipelines that store and transport crude oil and refined and finished lubricant products;

•	delay by government authorities in issuing or maintaining permits necessary for our business or our capital projects;

•	shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector;

Table of Content

•	increased costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and

•	the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations, restricting travel unless approved by senior leadership, quarantining employees when necessary, reducing our expected total consolidated capital expenditures for 2020 and reducing utilization at our refineries), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted. In addition, a reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic could result in an additional impairment of assets or of goodwill at some point in the future. Such impairment charges could be material.

As the potential effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which it may negatively affect our operating results is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or manage its impact, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our products and the prices that we will be able to charge for those products may decline. We are monitoring the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. These potential effects, while uncertain, could adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	—	$—	—	$1,000,000,000
May 2020	—	$—	—	$1,000,000,000
June 2020	—	$—	—	$1,000,000,000
Total for April to June 2020	—		—

Item 6.	Exhibits

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

3.2	Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 20, 2014, File No. 1-03876).

10.1*+	Amended and Restated Consulting Agreement and Release, dated June 30, 2020, by and between HollyFrontier Corporation, HollyFrontier Payroll Services, Inc. and James Stump.

10.2+	HollyFrontier Corporation 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 15, 2020, File No. 1-03876).

10.3+
HollyFrontier Corporation 2020 Long Term Incentive Plan Sub-Plan for U.K. Employees (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 filed June 1, 2020, File No. 333-238835)

10.4*
Second Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement dated as of May 26, 2020, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C.

10.5*
First Amendment to Fifth Amended and Restated Master Lease and Access Agreement dated as of August 4, 2020, effective as of January 23, 2020, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

10.6+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

10.7+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 6, 2020	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2020	/s/ Indira Agarwal
Indira Agarwal
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)