Form 10-K
period 2020-12-31
HollyFrontier Corp
filed 2021-02-24
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
On June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $4.3 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
162,414,838 shares of Common Stock, par value $.01 per share, were outstanding on February 16, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its annual meeting of stockholders to be held on May 12, 2021, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference in Part III.

Table of Content

Table of Content
PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management's beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the extraordinary market environment and effects of the COVID-19 pandemic, including a significant decline in demand for refined petroleum products in markets we serve;
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
•the effects of current and future governmental and environmental regulations and policies, including the effects of current and future restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
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
•continued deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and / or additional long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A and in conjunction with the discussion in this Form 10-K in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“Renewable diesel” means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.

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

In November 2019, we announced our plans to construct a new renewable diesel unit (“RDU”) at our Artesia facility. The RDU will have a production capacity of approximately 120 million gallons a year and allow us to process soybean oil and other renewable feedstocks into renewable diesel. This investment will provide us the opportunity to meet the demand for low-carbon fuels while covering the cost of our annual RINs purchase obligation under current market conditions.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. The Cheyenne RDU will have a production capacity of approximately 90 million gallons a year. This decision was primarily based on a positive outlook in the market for renewable diesel and the expectation that future free cash flow generation at our Cheyenne Refinery would be challenged due to lower gross margins resulting from the economic impact of the COVID-19 pandemic and compressed crude differentials due to dislocations in the crude oil market. Additional factors included uncompetitive operating and maintenance costs forecasted for our Cheyenne Refinery and the anticipated loss of the Environmental Protection Agency’s (“EPA”) small refinery exemption.

Additionally, we are constructing a pre-treatment unit (“PTU”) at our Artesia facility that will provide feedstock flexibility for both our Artesia and Cheyenne RDUs. The RDUs and PTU, along with corresponding rail infrastructure and storage tanks, are estimated to have a total capital cost of $650 million to $750 million. The RDUs are expected to be completed in the first quarter of 2022 and the PTU in the first half of 2022.

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

Table of Content
On October 29, 2016, we entered into a share purchase agreement with Suncor Energy Inc. (“Suncor”) to acquire 100% of the outstanding capital stock of Petro-Canada Lubricants Inc. (“PCLI”). The acquisition closed on February 1, 2017. Cash consideration paid was $862.1 million, or $1.125 billion Canadian dollars. PCLI, located in Mississauga, Ontario, is the largest producer of base oils in Canada with a plant having 15,600 BPD of lubricant production capacity and is one of the largest manufacturers of high margin Group III base oils in North America.

As of December 31, 2020, we:
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
•owned a facility in Cheyenne, Wyoming, which operated as a petroleum refinery until early August 2020, at which time its assets began to be converted to renewable diesel production (the “Cheyenne Refinery”);
•owned and operated PCLI located in Mississauga, Ontario, which produces base oils and other specialized lubricant products;
•owned and operated Sonneborn with manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products such as white oils, petrolatums and waxes;
•owned and operated Red Giant Oil, which supplies locomotive engine oil and has storage and distribution facilities in Iowa and Wyoming, along with a blending and packaging facility in Texas;
•owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and
•owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States.

HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed in the past three years can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

Our operations are currently organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Navajo and Woods Cross Refineries and HFC Asphalt. The Lubricants and Specialty Products segment includes the operations of our Petro-Canada Lubricants business, Red Giant Oil and Sonneborn in addition to specialty lubricant products produced at our Tulsa Refinery. The HEP segment involves all of the operations of HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. We own and operate four complex refineries having a combined crude oil processing capacity of 405,000 barrels per stream day. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products.

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

Table of Content
As of December 31, 2020, our refinery operations included the El Dorado, Tulsa, Navajo and Woods Cross Refineries. In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region will continue to be comprised of the El Dorado and Tulsa Refineries, and the new West region will be comprised of the Navajo and Woods Cross Refineries. All prior period geographic operating data included below has been retrospectively adjusted to reflect the revised regional groupings.

	Years Ended December 31,
	2020	2019	2018
Consolidated
Crude charge (BPD) (1)	365,190	388,860	384,380
Refinery throughput (BPD) (2)	395,080	417,570	413,780
Sales of produced refined products (BPD) (3)	391,670	414,370	408,390
Refinery utilization (4)	90.2%	96.0%	94.9%

Average per produced barrel sold (5)
Refinery gross margin	$7.29	$15.92	$16.50
Refinery operating expenses (6)	6.05	6.12	6.06
Net operating margin	$1.24	$9.80	$10.44

Refinery operating expenses per throughput barrel (7)	$6.00	$6.07	$5.98

Feedstocks:
Sweet crude oil	48%	45%	44%
Sour crude oil	29%	34%	35%
Heavy sour crude oil	11%	10%	10%
Black wax crude oil	4%	4%	4%
Other feedstocks and blends	8%	7%	7%
Total	100%	100%	100%

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
(4)Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 405,000 BPSD.
(5)Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.
(6)Represents total Mid-Continent and West regions operating expenses, exclusive of long-lived asset impairment charges and depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(7)Represents total Mid-Continent and West regions operating expenses, exclusive of long-lived asset impairment charges and depreciation and amortization, divided by refinery throughput.

Table of Content
Products and Customers
Set forth below is information regarding refined product sales:

	Years Ended December 31,
	2020	2019	2018
Consolidated
Sales of refined products:
Gasolines	54%	52%	52%
Diesel fuels	34%	34%	34%
Jet fuels	3%	4%	4%
Fuel oil	1%	2%	2%
Asphalt	4%	3%	3%
Base oils	2%	2%	3%
LPG and other	2%	3%	2%
Total	100%	100%	100%

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

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2020	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	241,140	254,010	249,240
Refinery throughput (BPD) (2)	257,030	268,500	264,730
Sales of produced refined products (BPD) (3)	248,320	259,310	255,800
Refinery utilization (4)	92.7%	97.7%	95.9%

Average per produced barrel sold (5)
Refinery gross margin	$5.17	$13.71	$14.44
Refinery operating expenses (6)	5.46	5.77	5.51
Net operating margin	$(0.29)	$7.94	$8.93

Refinery operating expenses per throughput barrel (7)	$5.27	$5.58	$5.33

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

Table of Content

	Years Ended December 31,
	2020	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	58%	55%	54%
Sour crude oil	19%	24%	24%
Heavy sour crude oil	17%	16%	16%
Other feedstocks and blends	6%	5%	6%
Total	100%	100%	100%

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

The Tulsa East facility is located on a 466-acre site also in Tulsa, Oklahoma situated along the Arkansas River. The principal processing units at the Tulsa East facility consist of crude and vacuum distillation, naphtha hydrodesulfurization, FCC, isomerization, catalytic reforming, alkylation, scanfiner, diesel hydrodesulfurization and sulfur units.

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

The Tulsa Refineries serve the Mid-Continent geographic region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refineries to market via pipelines owned and operated by Magellan. These pipelines connect the refinery to distribution channels throughout Colorado, Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, HEP's on-site truck and rail racks facilitate access to local refined product markets.

The Tulsa Refineries’ principal customers for conventional gasoline include other refiners, convenience store chains, independent marketers and retailers. Truck stop operators and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. The refinery's asphalt and roofing flux products are sold via truck or railcar directly from the refineries or to customers throughout the Mid-Continent geographic region primarily to paving contractors and manufacturers of roofing products.

Table of Content
Products
Set forth below is information regarding refined product sales attributable to our Mid-Continent region:

	Years Ended December 31,
	2020	2019	2018
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of refined products:
Gasolines	52%	51%	51%
Diesel fuels	34%	32%	33%
Jet fuels	4%	7%	6%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	3%
Base oils	4%	4%	4%
LPG and other	2%	2%	2%
Total	100%	100%	100%

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

West Region (Navajo and Woods Cross Refineries)

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 barrels per stream day and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel.

The Woods Cross Refinery has a crude oil processing capacity of 45,000 barrels per stream day and processes regional sweet and black wax crude into high-value light products.

The following table sets forth information about our West region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2020	2019	2018
West Region (Navajo and Woods Cross Refineries)
Crude charge (BPD) (1)	124,050	134,850	135,140
Refinery throughput (BPD) (2)	138,050	149,070	149,050
Sales of produced refined products (BPD) (3)	143,350	155,060	152,590
Refinery utilization (4)	85.6%	93.0%	93.2%

Average per produced barrel sold (5)
Refinery gross margin	$10.97	$19.62	$19.96
Refinery operating expenses (6)	7.07	6.69	6.99
Net operating margin	$3.90	$12.93	$12.97

Refinery operating expenses per throughput barrel (7)	$7.34	$6.96	$7.15

Footnote references are provided under our Consolidated Refinery Operating Data table on page 8.

Table of Content

	Years Ended December 31,
	2020	2019	2018
West Region (Navajo and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	30%	26%	27%
Sour crude oil	49%	52%	52%
Black wax crude oil	11%	12%	12%
Other feedstocks and blends	10%	10%	9%
Total	100%	100%	100%

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

Products
Set forth below is information regarding refined product sales attributable to our West region:

	Years Ended December 31,
	2020	2019	2018
West Region (Navajo and Woods Cross Refineries)
Sales of refined products:
Gasolines	56%	53%	53%
Diesel fuels	35%	37%	38%
Fuel oil	3%	3%	3%
Asphalt	4%	4%	3%
LPG and other	2%	3%	3%
Total	100%	100%	100%

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

Our Petro-Canada Lubricants business produces automotive, industrial and food grade lubricants and greases, base and process oils and specialty fluids. It is one of the largest manufacturers of high margin Group III base oils in North America. Products are marketed in over 80 countries worldwide to a diverse customer base through a global sales force and distributor network.

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

The following table sets forth information about our lubricants and specialty products operations and includes Red Giant Oil for the period August 1, 2018 (date of acquisition) through December 31, 2020, and Sonneborn for the period February 1, 2019 (date of acquisition) through December 31, 2020.

Table of Content

	Years Ended December 31,
	2020	2019	2018
Lubricants and Specialty Products
Throughput (BPD)	19,645	20,251	19,590
Sales of produced refined products (BPD)	32,902	34,827	30,510

Sales of produced refined products:
Finished products	49%	49%	48%
Base oils	26%	27%	31%
Other	25%	24%	21%
Total	100%	100%	100%

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

Red Giant Oil, headquartered in Council Bluffs, Iowa, owns and operates blending and distribution facilities in Council Bluffs, Iowa; Joshua, TX and Newcastle, Wyoming.

Sonneborn has manufacturing facilities in Petrolia, Pennsylvania and the Netherlands. The Sonneborn Petrolia site has a production capacity of 6,000 BPD with flexibility to produce a full range of finished specialty products. The primary operating unit is a high-pressure hydrotreater with hydrofinishing. In addition, the facility operates a hydrogen plant along with other utility units to support production. The Petrolia plant also includes packaging facilities with distribution capabilities through rail and trucking. The Sonneborn Netherlands sites include processing facilities in Amsterdam and Koog with a production capacity of approximately 1,500 BPD. The primary operating units include base oil acid treating, percolation filtration, and bleaching & steaming operations. The Netherlands sites include packaging facilities with distribution capabilities through truck and marine.

HOLLY ENERGY PARTNERS, L.P.

HEP is a Delaware limited partnership that trades on the New York Stock Exchange under the trading symbol “HEP.” HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”), Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline under construction that will run from Cushing, Oklahoma to our Tulsa Refineries.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at its storage tanks, terminals and refinery processing units. HEP does not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

Table of Content
Investment in Joint Venture

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline is expected to be placed in service during the second quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65.0 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by HEP.

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2020, these agreements required minimum annualized payments to HEP of $351.1 million. However, as previously disclosed, subsequent to year end these agreements were modified to account for the conversion of our Cheyenne Refinery to renewable diesel production, and as of January 1, 2021, require minimum annualized payments to HEP of $341.9 million.

Our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

As of December 31, 2020, HEP's assets included:

Pipelines
•approximately 800 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;
•approximately 510 miles of refined product pipelines that transport refined products from Delek's Big Spring refinery in Texas to its customers in Texas and Oklahoma;
•two 65-mile pipelines that transport intermediate feedstocks and crude oil from our Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to our petroleum refinery facilities in Artesia, New Mexico;
•one 65-mile intermediate pipeline that is used for the shipment of crude oil from the gathering systems in Barnsdall and Beeson, New Mexico to our Navajo Refinery;
•the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via Plains Rocky Mountain Pipeline;
•the Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline;
•approximately 940 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that primarily deliver crude oil to our Navajo Refinery;
•approximately 8 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;
•gasoline and diesel connecting pipelines that support our Tulsa East facility;
•five intermediate product and gas pipelines between our Tulsa East and Tulsa West facilities;

Table of Content
•crude receiving assets located at our Cheyenne facility;
•a 75% interest in the UNEV Pipeline, a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada;
•a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas;
•a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming; and
•a 50% interest in Cushing Connect, a joint venture formed to construct a 160,000 BPD pipeline to connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries.

Refined Product Terminals and Refinery Tankage
•three refined product terminals located in Orla, Texas and Moriarty and Bloomfield, New Mexico, with an aggregate capacity of approximately 458,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;
•one refined product terminal located in Spokane, Washington, with a capacity of approximately 420,000 barrels, that serves third-party common carrier pipelines;
•one refined product terminal near Mountain Home, Idaho, with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;
•two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of approximately 600,000 barrels, that are integrated with HEP's refined product pipelines that serve Delek's Big Spring, Texas refinery;
•a refined product terminal in Catoosa, Oklahoma that stores specialty lubricant products and is utilized by our Tulsa Refineries;
•a refined product loading rack facility at each of our El Dorado, Tulsa, Navajo and Woods Cross Refineries and our Cheyenne facility, heavy product / asphalt loading rack facilities at our Tulsa East facility, Navajo Refinery Lovington facility and Cheyenne facility, LPG loading rack facilities at our El Dorado Refinery, Tulsa West facility and Cheyenne facility, lube oil loading racks at our Tulsa West facility and crude oil Leased Automatic Custody Transfer units located at our Cheyenne facility;
•on-site crude oil tankage at our Tulsa, Navajo and Woods Cross Refineries and Cheyenne facility having an aggregate storage capacity of approximately 1,530,000 barrels;
•on-site refined and intermediate product tankage at our El Dorado and Tulsa and Refineries and Cheyenne facility having an aggregate storage capacity of approximately 8,600,000 barrels;
•eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,100,000 barrels that primarily serve our El Dorado Refinery;
•crude oil tankage with an aggregate storage capacity of approximately 480,000 barrels that primarily serve our Navajo Refinery;
•Frontier Pipeline's tankage with an aggregate capacity of approximately 380,000 barrels;
•a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 660,000 barrels; and
•a 50% interest in Cushing Connect's crude oil tankage with a capacity of approximately 1,500,000 barrels in Cushing, Oklahoma.

Refinery Processing Units
•a naphtha fractionation tower at our El Dorado Refinery, with a capacity of 50,000 BPD of desulfurized naphtha;
•a hydrogen generation unit at our El Dorado Refinery, with a capacity of 6.1 million standard cubic feet per day of natural gas.
•a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchangers, at our Woods Cross Refinery, with a feedstock capacity of 15,000 BPD of crude oil;
•a FCC unit at our Woods Cross Refinery, which converts crude oil to high-value refined products such as gasoline, diesel and liquefied petroleum gases, with a capacity of 8,000 BPD; and
•a polymerization unit at our Woods Cross Refinery, that uses the output of the fluid cracking unit and converts them into gasoline blendstock, with a capacity of 2,500 BPD.

Table of Content
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

Human Capital
Our People
Our people differentiate us from our peers. Our “One HFC Culture” focuses on four key values – safety, integrity, teamwork and ownership. These values influence our decisions, shape our behaviors and provide the opportunity for our employees to thrive. Safety is our first priority. We care about our people and have implemented policies and procedures designed to help make sure they return home safely every day. We focus on integrity and doing the right thing. We champion a culture of teamwork and ownership by supporting each other and empowering employees to take action where they see a need or opportunity.

As of December 31, 2020, we had 3,891 employees located in the following geographies: 2,933 employees in the United States, 711 employees in Canada and 247 employees in Europe and Asia. As of December 31, 2020, 1,306 employees were covered by collective bargaining agreements with various expiration dates ranging between 2021 and 2024. We have experienced no material interruptions of operations due to disputes with our employees and management attempts to have and believes that we have positive working relationships with our local unions and their members.

Oversight
Our Board of Directors and Board committees provide oversight on our strategies and policies related to human capital management. Our Compensation Committee is responsible for periodically reviewing HollyFrontier’s strategies and policies regarding the promotion of employee diversity, equity and inclusion, talent and performance management, pay equity and employee engagement, as well as our executive succession planning. Our Nominating, Governance and Social Responsibility Committee oversees our policies and practices regarding human rights in our operations and supply chain. This high level oversight is designed to ensure that our actions are well aligned with our strategies in attracting, retaining and developing a workforce that aligns with our values and strategies.

Diversity & Inclusion
Our leadership is committed to attracting, retaining and developing a highly engaged, high-performing, diverse workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. Increasing our diversity and inclusion efforts is an organizational priority and strategic oversight of our efforts is provided by our Compensation Committee. We have introduced diversity awareness programs focused on increasing the number of underrepresented persons in engineering roles in our refineries and corporate office. Our university recruiting team has partnered with historically Black colleges and universities to offer full-time and summer internship opportunities and various diversity and inclusion organizations at universities to sponsor and participate in events, such as the North Texas Women’s Energy Network and the National Society of Black Engineers Convention. In addition, to help foster a culture of inclusion, we have two employee resource groups focused on strengthening our support of women and veterans in the workplace.

Health & Safety
The safety of our employees, contractors and communities is an overarching priority and fundamental to our operational success. We are grounded by our “Goal Zero” vision, which reflects our belief that safe production can be achieved each and every day. Our commitment to safety is embedded throughout our organization, from frontline employees and contractors to our executive leadership and board of directors. Our Operational Excellence Management System provides the framework through which we identify, monitor and reduce risks. Our Environment, Health and Safety (“EHS”) Leadership Council, comprised of company executives, including our CEO, business unit leaders and corporate safety specialists, sets EHS strategy and reviews performance. The Environmental, Health, Safety and Public Policy Committee of our Board of Directors provides board-level oversight of our strategies and performance in these areas.

To achieve Goal Zero, our employee and contractor safety education and training programs are conducted on an ongoing basis. We set specific goals for workplace safety and measure attainment of those goals. Over the past five years ended December 31, 2020, our OSHA total recordable incident rate (“TRIR”) declined by 35 percent. In response to the coronavirus (“COVID-19”) pandemic, and with the health and safety of our employees as a top priority, we have temporarily modified our business practices by limiting employee and contractor presence at our facilities to essential operating personnel, using a work from home policy, restricting travel, and quarantining employees when necessary.

Table of Content

Total Rewards & Development
We believe that the health of our company is linked to the performance and health of our people. We want to inspire and empower our employees to feel confident in their long-term well-being and are committed to offering a comprehensive and competitive total rewards programs for our employees, as benchmarked against our peers. While our benefit offerings vary depending on each country’s market practices, they are designed to support employee health, financial and emotional needs. Our benefits include comprehensive coverage for health care, a competitive retirement savings benefit, vacation and holiday time and other income protection and work life benefits. We also provide tools to help recognize and reward employee performance consistent with our One HFC Culture.

Consistent with our culture of ownership and growth, we offer training, development and engagement programs across every level of our organization to provide employees the opportunity to develop their career by enhancing skills and capabilities consistent with the needs of the business. In 2019, we launched HFC LEAD. “LEAD” stands for Leadership, Excellence and Development and is comprised of a number of programs focused on developing current and future leaders, including the Future HFC Leader Development, Front Line Leader, and Leading the HFC Way programs. We invested $6.0 million in our employee training and development programs in fiscal 2020.

Governmental Regulation
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

Rate Regulation - Some of HEP’s existing pipelines are considered interstate common carrier pipelines subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (the “ICA”). The ICA requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

The Energy Policy Act of 1992 deemed petroleum products pipeline tariff rates that were (i) in effect for the 365-day period ending on the date of enactment or (ii) in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, in each case, to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. Petroleum products pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.

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

Pursuant to the Energy Independence and Security Act of 2007 (“EISA”), and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products through 2022 or purchase Renewable Identification Numbers (“RINs”) in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In November 2018, the EPA finalized the RFS targets for 2019, which maintained the volume required for conventional (i.e., corn ethanol) renewable fuel, increased the volume required for advanced biofuels, and increased the volume required for cellulosic biofuel compared to the 2018 RFS requirements. The EPA also increased the biomass-based diesel volume for 2020 compared to 2019. The EPA has not yet finalized the 2021 RFS requirements for any fuel other than biodiesel, creating some uncertainty regarding our compliance obligations for 2021. Because the EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required.

The EPA has historically used its waiver authority to establish volumes lower than the statutory volumes required by EISA, but the EPA’s interpretation of its waiver authority, as well as its implementation of the RFS, has been subject to numerous court challenges. Lawsuits have been filed by the renewable fuel industry challenging the EPA's grant of small refinery exemptions. For additional information regarding risks relating to our small refinery exemptions, see Item 1A, “Risk Factors - The availability and cost of renewable identification numbers and other required credits could have an adverse effect on our financial condition and results of operations.” Legal challenges of the EPA's decision are ongoing. We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of renewable fuel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in renewable volume requirements could have an adverse impact on our results of operations.

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

Table of Content
Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Measures to date have included but are not limited to cap and trade programs, carbon taxes, vehicle efficiency standards, electric vehicle mandates, combustion engine phaseouts and low carbon fuel standards. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs. In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal-fired power plants that will likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. However, in July 2019, the EPA issued a replacement rule titled the Affordable Clean Energy (“ACE”) Rule, which replaced the Clean Power Plan and is focused solely on electric generating units. However, in January 2021, the D.C. Circuit vacated the ACE rule, and the Biden Administration may consider reimplementing the Clean Power Plan or a similar rule. Neither the Clean Power Plan nor the Affordable Clean Energy Rule would directly affect our operations. To the extent the EPA fully implements a rule that imposes higher costs on electricity generating units it could result in increased power costs for our refineries in future years.

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

Severe limitations on GHG emissions could also adversely affect demand for the gasoline that we produce. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Ultimately, this could make it more difficult to secure funding for exploration and production activities and result in decreased production of oil, which indirectly could have an adverse impact on our operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other extreme weather events; if any such effects were to occur, they could have an adverse effect on our operations.

The incoming administration is proposing an “all of government” approach to climate change in which the federal government would use not only its regulatory and enforcement authority but also its policy and purchasing power to encourage investment and use of renewable energy sources and to otherwise impede and reduce fossil fuel use. This approach may include elements that could directly or indirectly result in decreased demand for transportation fuel and could have an adverse impact on our operations. For example, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across governmental agencies and economic sectors.

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

Table of Content
The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” On January 23, 2020, the EPA, in conjunction with the U.S. Army Corps of Engineers (the “Corps”), issued a final rule regarding the definition of “waters of the United States,” which narrowed the regulatory reach of the CWA regulations relative to a prior 2015 rulemaking. The final rule became effective June 22, 2020. Because the rule does not expand the scope of the CWA’s jurisdiction, it will not likely adversely impact our operations; however, the final rule is subject to litigation, and multiple challenges to the EPA's prior rulemakings remains pending, both of which create uncertainty. Additionally, the new administration may seek to revise or withdraw the final rule, creating further uncertainty.

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

Table of Content
Additionally, our assets and operations in the Netherlands are required to comply with Dutch regulations that are similar to, and in some cases more stringent than, those described above for our U.S. operations. The statutes to which our Dutch assets and operations are subject include the Environmental Protection Act, the Activities Decree, the Environmental Licensing (General Provisions) Act, the Water Act, the Soil Protection Act, the Major Accidents (Risks) Decree, the European Birds and Habitats Directive, the Economic Offences Act and other subordinate decrees and regulations relative to environmental control, permitting and enforcement. However, a large legislative operation is being developed that should lead to the integration of all environmental laws in one, being the Environment and Planning Act, which is expected to enter into force in January 2022. Generally, these regulations create a system of environmental permits covering the most significant emissions to water, air and soil, as well as other environmental impacts. The Netherlands also participates in certain broader European legal initiatives, including GHG cap and trade programs. Additionally, in December 2019, the High Council of the Netherlands upheld a court order for the government of the Netherlands to reduce the country's GHG emissions by 25% (compared to 1990) by 2020, and in January 2020,the Climate Act came into force, with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% (compared to 1990) by 2050. Furthermore, the target is that 100% of the electricity production will be CO2 neutral in 2050. The Climate Act also establishes that the government must prepare a Climate Plan. The first Climate Plan covers the period between 2021 and 2030 and includes measures in view of a reduction of 49% of GHG emissions in 2030. It is unclear what further measures the Dutch government will take to reduce GHG emissions pursuant to this law.

Enforcement and Litigation Proceedings - As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, GHG emissions, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2020, we had an accrual of $115.0 million related to such environmental liabilities.

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

Occupational Health and Safety - Our operations are subject to various laws and regulations relating to occupational health and safety, including the Occupational Safety and Health Act (“OSHA”), comparable state statutes, Canadian regulations applicable to our operations in Canada and Dutch regulations, including the Health and Safety Act, applicable to our operations in the Netherlands. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to ensure compliance with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and EPA Risk Management Plan (“RMP”) regulations, both of which are designed to prevent or minimize chemical accidents and any resulting releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third party compliance audits. Many of the revised requirements do not become effective until 2021, and the EPA issued a final rule in December 2019 that rescinded several of the requirements of the 2017 rule. The new administration may consider reissuing some of the rescinded requirements or making other changes. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Item 1A.Risk Factors
Risk Factor Summary

Investing in us involves a degree of risk. You should carefully consider all information in this Form 10-K, including the Management’s Discussion & Analysis section and the financial statements and related notes, prior to investing in our common stock. These risks and uncertainties include, but are not limited to, the following:

Risks Related to our Business:

•The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control.
•To successfully operate our facilities, we are required to expend significant amounts for capital outlays and operating expenditures. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.
•The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, as well as certain developments in the global oil markets, have had and may continue to have a material adverse effect on our operations, business, financial condition and results of operations and cash flows.
•Competition in the refining and marketing industry and in our lubricants and specialty products segment is highly competitive, an increase in competition could adversely affect our earnings and profitability.
•A disruption to or proration of the refined product distribution systems or manufacturing facilities we utilize could negatively impact our profitability.
•A material decrease in the supply of crude oil or other raw materials available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.
•We depend upon HEP for a substantial portion of the crude supply and distribution network that serve our refineries, and we own a significant equity interest in HEP.
•Our acquisition strategy involves numerous risks, any of which could adversely affect us.
•An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
•Potential product, service or other related liability claims and litigation could adversely affect our business, reputation and results of operations.
•We sell many of our lubricants and specialty products through distributors, which presents risks that could adversely affect our operating results.
•Our hedging transactions may limit our gains and expose us to other risks.

Risks Related to Government Regulation

•There are various risks associated with greenhouse gases and climate change, including increased regulation of CO2 emissions, that could result in increased operating costs and litigation and reduced demand for the refined products we produce and investment in our industry.
•The availability and cost of renewable identification numbers and other required credits could have an adverse effect on our financial condition and results of operations.
•We are subject to significant regulation and oversight by governmental agencies. We incur significant costs, and expect to incur additional costs in the future, to comply with existing, new and changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Table of Content
•Our business is subject to complex and evolving global laws, regulations and security standards regarding privacy, cybersecurity and data protection, which could result in claims, increased cost of operations, or otherwise harm our business.

General Risk Factors

•Cyberattacks, data security breaches, information technology system failures, network disruptions, terrorist attacks or domestic vandalism, continued global hostilities or other sustained military campaigns could have a material adverse effect on our business, financial condition and results of operations.
•Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.
•We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets.. Our credit facility contains certain covenants and restrictions that may constrain our business and financing activities.
•Our business is subject to the risks of international operations, including currency fluctuations.
•We are exposed to the credit risks, and certain other risks, of our key customers and vendors.
•We may be unable to pay future dividends.
•We may be unable to adequately protect our intellectual property, which may increase our cost of doing business or otherwise hurt our ability to compete in the market.
•Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and limit our ability to purchase sufficient quantities of crude oil to operate our refineries at desired capacity.
•Our business may suffer due to a departure of any of our key employees, a shortage of skilled labor or disruptions in our workforce. A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.
•The market price of our common stock may fluctuate significantly, and the value of a stockholder’s investment could be impacted.
•Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition, results of operations could be materially and adversely affected. The headings provided in this Item 1A. are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors.

RISKS RELATED TO OUR BUSINESS

The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.

Among these factors is the demand for crude oil and refined and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, and more recently in response to the COVID-19 pandemic, also have a significant impact on our activities. Operating results can be affected by these industry factors, product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery operations. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

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

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover. For example, we recorded a charge and increase to cost of products sold in the amount of $78.5 million and a non-cash decrease to cost of products sold in the amount of $119.8 million for the years ended December 31, 2020 and 2019, respectively.

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

Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. We have taken significant measures to expand and upgrade units in our facilities by installing new equipment and redesigning older equipment to improve refinery capacity or to address changes in consumer preferences, such as the growing demand for renewable diesel and other lower carbon fuels. The installation and redesign of key equipment at our facilities, including the conversion of our Cheyenne Refinery to renewable diesel production and the construction of the renewable diesel and pre-treatment units at our Artesia facility, involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations. In the third quarter of 2020, we permanently ceased refining operations at our Cheyenne Refinery and subsequently began converting certain assets at the Cheyenne Refinery to renewable diesel production due, in part, to uncompetitive operating and maintenance costs for the refinery.

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the conversion or expansion of existing ones, such as the conversion of the Cheyenne Refinery to renewable diesel production and the connection of a new renewable diesel and a pre-treatment unit at the Navajo Refinery. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements or take advantage of new government incentive programs, or maintain the operations of our existing assets. Additionally, our growth strategy includes projects that permit access to new and/or more profitable markets, including the growing demand for renewable diesel and other lower carbon fuels. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:

Table of Content

•third party challenges to, denials, or delays with respect to the issuance of requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;
•societal and political pressures and other forms of opposition;
•compliance with or liability under environmental regulations;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of modular components and/or construction materials;
•severe adverse weather conditions, natural disasters, terrorists or cyberattacks, domestic vandalism or other events (such as equipment malfunctions, explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project's debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

If we are unable to complete capital projects at their expected costs or in a timely manner our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, the construction of our previously announced renewable diesel units and pre-treatment unit at our Cheyenne and Artesia facilities will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products or renewable diesel in a region in which such growth does not materialize. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our financial condition or results of operations.

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

The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, as well as certain developments in the global oil markets, have had and may continue to have a material adverse effect on our operations, business, financial condition and results of operations and cash flows.

Our success depends on the demand for petroleum products such as transportation fuels and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, and the supply of crude oil and other feedstocks. COVID-19’s spread across the globe and governmental actions in response thereto have negatively affected worldwide economic and commercial activity, significantly reduced global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets in the first half of 2020. Other factors currently impacting crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. The oversupply of crude oil in the market has caused certain domestic and Canadian oil producers from whom we source crude oil to shut-in their production, which could impact our ability to readily source crude oil once the stored crude oil is depleted. While demand for refined products stabilized in the second half of 2020, this combination of events contributed to an overall drop in prices, as well as a lack of forward visibility in demand, for crude oil and refined products in 2020. See “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 on Our Business” for additional discussion of the impact of COVID-19 on our business.

In addition, the supply and demand for refined and finished lubricant products depends on many other factors outside of our control, some of which include:

•changes in domestic and international demand for, and the marketability of, our refined and finished lubricant products due to governmental actions, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, which could result in a full or partial shutdown of our facilities;
•increased price volatility, including the price we receive for refined and finished lubricant products;
•the health of our workforce, including contractors and subcontractors, and their access to our facilities, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted;

Table of Content
•the availability, distribution and effectiveness of vaccines for COVID-19;
•the ability or willingness of our vendors and suppliers to provide the equipment, parts, crude oil or other raw materials for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise cause our delay or failure to deliver refined or other finished lubricant products timely or at all or cause delay or failure to complete projects at our facilities;
•the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, revenue from our customers;
•increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
•increased cost and reduced availability of capital for growth or capital expenditures;
•availability and operability of terminals, tankage and pipelines that store and transport crude oil and refined and finished lubricant products;
•delay by government authorities in issuing or maintaining permits necessary for our business or our capital projects;
•shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector;
•increased costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and
•the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations, restricting travel unless approved by senior leadership, quarantining employees when necessary, reducing our expected total consolidated capital expenditures for 2020 and reducing utilization at our refineries), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted. In addition, deterioration in gross margins and the economic slowdown resulting from the COVID-19 pandemic was a contributing factor in certain goodwill and long-lived asset impairments we recorded in 2020. See “An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our financial condition and results of operations” for further discussion of the impairment risk in our business and the impairments we recorded in 2020. A reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic could result in an additional impairment of assets or of goodwill at some point in the future. Such impairment charges could be material.

The effects of COVID-19 are difficult to predict and the duration of any potential business disruption or the extent to which it may negatively affect our operating results is uncertain. Any additional impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or manage its impact, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our products and the prices that we will be able to charge for those products may decline. We continue to monitor the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. The effects of the COVID-19 pandemic, as well as the volatility in global oil markets, while uncertain, have and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

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

We utilize various common carrier or other third party pipeline systems to deliver our products to market. The key systems utilized by the El Dorado, Navajo, Woods Cross, and Tulsa Refineries are NuStar Energy and Magellan, SFPP and Plains, Chevron and UNEV, and Magellan, respectively.

Our U.S. refineries also utilize systems owned by HEP. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us, we may not be able to sell our product, or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery, all of which could increase our costs and result in a decline in profitability.

We have manufacturing facilities in foreign countries that support the Lubricants and Specialty Products segment. If one of our facilities is damaged or disrupted, resulting in production being halted for an extended period, we may not be able to timely supply our customers. We take steps to mitigate this risk, including business continuity and contingency planning and procuring property insurance (including business interruption) and casualty insurance. Nevertheless, the loss of sales in any one region over an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

Table of Content
A material decrease in the supply of crude oil or other raw materials available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. There are a limited number of crude oil suppliers in certain geographic regions, and in such cases, we may be required to source from a single third party supplier. If we are unable to maintain or extend our existing contracts with any such crude oil suppliers, or enter into new agreements on similar terms, the supply of crude oil could be adversely impacted, or we may incur a higher cost. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines, catastrophic events or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries' production capacities.

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

At December 31, 2020, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to third parties, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2022 through 2036 serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

•its reliance on its significant customers, including us;
•competition from other pipelines;
•environmental regulations affecting pipeline operations;
•operational hazards and risks;
•pipeline tariff regulations affecting the rates HEP can charge;
•limitations on additional borrowings and other restrictions due to HEP's debt covenants; and
•other financial, operational and legal risks.

Table of Content
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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our acquisition strategy involves numerous risks, any of which could adversely affect us.

An additional component of our growth strategy is to selectively acquire complementary assets or businesses for our refining operations in order to increase earnings and cash flow. Our ability to do so will be dependent upon a number of factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and other factors beyond our control. Risks associated with acquisitions include those relating to:

•diversion of management time and attention from our existing business;
•challenges in managing the increased scope, geographic diversity and complexity of operations and inefficiencies that may result therefrom;
•difficulties in integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;
•liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;
•greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;
•difficulties or delays in achieving anticipated operational improvements or benefits or inaccurate assumptions about future synergies or revenues;
•incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and
•issuance of additional equity, which could result in further dilution of the ownership interest of existing stockholders.

Any acquisitions that we do consummate may have adverse effects on our business and operating results.

An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our financial condition and results of operations.

An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a goodwill or long-lived asset may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our goodwill and long-lived assets impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of goodwill or long-lived assets in the future.

Table of Content
As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our refinery reporting units. During the year ended December 31, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery, $26.5 million for construction-in-progress consisting primarily of engineering work for potential upgrades to certain processing units at our Tulsa and El Dorado Refineries and $204.7 million related to PCLI. Also, during the year ended December 31, 2020, we recorded a goodwill impairment charge of $81.9 million that related to Sonneborn. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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
RISKS RELATED TO GOVERNMENT REGULATION

There are various risks associated with greenhouse gases and climate change that could result in increased operating costs and litigation and reduced demand for the refined products we produce and investment in our industry.

Climate change continues to attract considerable attention in the United States, Canada, Europe, and other regions. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases, or “GHGs”, to restrict or eliminate such future emissions, and to require or incentivize the use of lower-carbon or renewable alternatives. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the refining of petroleum products and emission of GHGs.

The EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. The U.S. Supreme Court has also found that GHG emissions constitute a pollutant under the CAA. Accordingly, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or to control or reduce emissions of GHGs, including methane, from such sources. In addition, the EPA, together with the DOT, implement GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States. Moreover, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts. Similar such regulations exist at the provincial and federal levels in Canada, including a nation-wide greenhouse gas pricing initiative and regulations related to the control of GHGs from automobiles and light duty trucks and either cap and trade programs or carbon taxes in the provinces of Quebec, Ontario, and Alberta. The Netherlands also participates in certain European legal initiatives, including GHG cap and trade programs, and the Climate Act with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% (compared to 1990) by 2050. The Climate Act also establishes that the government must prepare a Climate Plan. The first Climate Plan covers the period between 2021 and 2030. This plan contains, amongst others, the principles by which the government intends to achieve the goals set out in the Climate Act. It is unclear what further measures the Dutch government will take to reduce GHG emissions pursuant to this law. At the international level, the United Nations-sponsored “Paris Agreement” calls for member nations to limit their GHG emissions through nationally-determined reduction goals reevaluated every five years after 2020. The United States initially joined and then withdrew from such agreement, effective November 4, 2020. Under the new administration, the United States rejoined the agreement effective February 19, 2021 and has instructed the federal government to begin formulating the United States' emissions reduction goal. EU member states have agreed to reduce emissions by at least 40% by 2030. The Netherlands target is 49% reduction in GHG emissions by 2030.

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

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public and private nuisances by producing fuels that contributed to climate change, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. While we are not party to such suits at this time, we may become subject to such litigation in the future. Such cases could also adversely impact public perception and the demand for fossil fuels and petroleum products, which could subsequently result in decreased demand for our services and refined products and a drop in our share price.

Table of Content
Our share price could be adversely impacted if existing shareholders, including institutional investors, elect in the future to shift some or all of their investments into renewable energy or non-energy related sectors based on social and environmental considerations. Additionally, in recent years institutional lenders have become more attentive to sustainable lending practices and have been lobbied intensively, and often publicly, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, could result in a reduction of available capital funding for potential development projects and could also adversely affect demand for our services and refined products, all of which could impact our future financial results.

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

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently indicated it plans to more closely align the agency’s criteria for granting small refinery exemptions with the recommendation of the Department of Energy, which could result in fewer such exemptions being granted. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. EPA recently promulgated new RFS regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This also could increase the number of RINs we need to purchase. Additionally, a recent decision by the U.S. Court of Appeals for the 10th Circuit vacated two small refinery exemption decisions for the 2016 compliance year and remanded the case to the EPA for further proceedings. That decision is before the Supreme Court for further review. It is not clear at this time what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions.

In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year, but the EPA does not always do so by the statutory deadline. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

Table of Content
We incur significant costs, and expect to incur additional costs in the future, to comply with existing, new and changing environmental, energy, health and safety laws and regulations, and face potential exposure for environmental matters.

Operations of our facilities and pipelines are subject to international, foreign, federal, state, provincial and local laws regulating, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of the environment. In addition, we have manufacturing and distribution operations in foreign countries that are subject to the environmental laws and regulations of such foreign countries. Permits or other authorizations are required under these laws for the operation of our facilities, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. Furthermore, a violation of permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, refinery shutdowns, and reputational harm. In addition, major modifications of our operations due to changes in the law could require changes to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards and, in 2018, published attainment/nonattainment designations. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Also, in February 2016, a new EPA rule became effective that amends three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. In November 2018, the EPA published amendments to the new rules to clarify and correct certain requirements. These rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of our operations and capital requirements.

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

We are subject to significant regulation and oversight by governmental agencies.

New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations. Our assets and operations are subject to regulation and oversight by foreign, federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the new administration because it remains unclear specifically what the new administration may do with respect to future policies and regulations that may affect us. Regulation affects almost every part of our business. Furthermore, we could incur additional costs to comply with such statutes, rules, regulations and orders. Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines. New laws, regulations or policy changes sometimes arise from unexpected sources. New laws or regulations, unexpected policy changes or interpretations of existing laws or regulations, applicable to our income, operations, assets or another aspect of our business, could have a material adverse impact on our earnings, cash flow, financial condition and results of operations.

Our business is subject to complex and evolving global laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these laws are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with recently enacted laws like the General Data Protection Regulation, and other similar privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

Table of Content
Increases in required fuel economy and regulation of CO2 emissions from motor vehicles may reduce demand for transportation fuels.

The EPA and the National Highway Traffic Safety Administration (“NHTSA”) are required to promulgate requirements regarding the Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet. On August 28, 2012, the EPA and NHTSA adopted standards through model year 2025 in two phases. The first phase established final standards for 2017-2021 model year vehicles that are projected to require 40.3 - 41.0 m.p.g. in model year 2021 on an average industry fleet-wide basis. The second phase of the CAFE program represents non-final “augural” standards for 2022-2025 model year vehicles that are projected to require 48.7 - 49.7 m.p.g. in model year 2025 on an average industry fleet-wide basis. However, following the change in presidential administrations, there have been attempts to modify these standards. In August 2018, the EPA and NHTSA proposed the Safer Affordable Fuel Economy Rule which amended the existing CAFE standards and proposed new standards covering model years through 2026. While the EPA issued a rule in September 2019 that seeks to preempt the ability of states to set stricter standards than those set by the federal government, no final rule has yet been issued regarding amendments to the current CAFE standards. All of these rulemakings will likely be subject to challenge by a variety of parties seeking stricter GHG and CAFE standards. Additionally, several states are seeking to promote zero emission vehicles, such as electric vehicles, and to mandate transition away from internal combustion engines. Any increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, as well as electric vehicle mandates or combustion engine bans, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material effect on our financial condition and results of operation.

GENERAL RISK FACTORS

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

Table of Content
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

There can be no assurance that insurance will cover all or any damages and losses resulting from these types of hazards. We are not fully insured against all risks to our business and therefore, we self-insure certain risks. If any of our facilities were to experience an interruption in operations, our earnings could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

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

Table of Content

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

In addition, compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, anti-corruption laws, data privacy regulations and foreign exchange controls and cash repatriation restrictions, environmental laws, labor laws and anti-competition regulations, increases the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by any of our employees, contractors, distributors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our company's brand, international growth efforts and business.

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

We will only be able to pay dividends from our available cash on hand, cash from operations or borrowings under our credit agreement. The declaration of future dividends on our common stock is evaluated quarterly and will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, and restrictions in our debt agreements and legal requirements. We cannot assure you that any dividends will be paid or the frequency or amounts of such payments.

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

Table of Content
A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.

We depend on unionized labor for the operation of many of our facilities. As of December 31, 2020, approximately 29% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. In addition, employees who are not currently represented by labor unions may seek union representation in the future. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. If we are unable to renegotiate our collective bargaining agreements when they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business, impact our ability to make distributions to our unitholders and payments of our debt obligations, and increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage or other adverse employee relations event at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

The market price of our common stock may fluctuate significantly, and the value of a stockholder’s investment could be impacted.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•our quarterly or annual earnings or those of other companies in our industry;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic, industry global and stock market conditions;
•the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
•future sales of our common stock;
•announcements by us or our competitors of significant contracts or acquisitions;
•sales of common stock by us, our senior officers or our affiliates; and/or
•the other factors described in these Risk Factors.

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

Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial condition, results of operations and cash flows.

Additionally, many tax liabilities are subject to periodic audits by taxing authorities, and such audits could subject us to interest and penalties.

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

The environmental proceedings are reported to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment when a governmental authority is party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe could exceed $300,000 or more. Certain disclosures made under the SEC’s prior $100,000 threshold will remain until their resolution.

Environmental Matters

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

Notices of Violations were issued by the WDEQ in late 2016 and 2018. On July 18, 2019, HFCR and the WDEQ entered into a consent decree, and on August 9, 2019, HFCR paid penalties in the amount of $117,000 related to alleged violations of air quality limits that occurred during the second quarter of 2016 through the second quarter of 2017. Separately, on October 23, 2019, HFCR received a Notice of Violation from the WDEQ for possible violations of air quality standards during the first and second quarters of 2019. HFCR and WDEQ have been in discussions to resolve WDEQ’s alleged violations of air quality limits that occurred during the third quarter of 2017 through calendar year 2019. The WDEQ and HFCR also previously agreed that the discussions would also include exceedances that occurred during the first quarter of 2020 through the cessation of petroleum refining operations at the Cheyenne Refinery in the third quarter of 2020. During a settlement conference on November 9, 2020, WDEQ proposed a settlement that would impose a penalty of $95,075 to resolve the alleged violations that occurred during the third quarter of 2017 through the date of the refinery shutdown. As part of the settlement process, on January 15, 2021, the State of Wyoming filed a complaint with the Wyoming District Court addressing the alleged violations. The WDEQ and HFCR agreed on the terms of a consent decree to resolve the alleged violations, and on February 18, 2021, a Joint Motion for Entry of Consent Decree and the Consent Decree were filed with the Wyoming District Court. HFCR expects that the Wyoming District Court will enter the Consent Decree during the first quarter of 2021.

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions included: (a) three information requests for activities beginning in January 2009, (b) Risk Management Program compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017, and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018.

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

Table of Content

The proposed consent decree was lodged with the U.S. District Court for the District of Kansas, and the 30-day public comment period ended on July 18, 2020. On July 27, 2020, the EPA, the DOJ and the State of Kansas filed their Unopposed Motion to enter the Consent Decree with the U.S. District Court for the District of Kansas, and on August 27, 2020, the consent decree was entered by the district judge and became effective. Pursuant to the consent decree, among other terms and conditions, HFEDR is required to complete certain projects, implement protocols regarding the examination of its fired heaters and conduct a third party RMP audit of certain of its processes. In addition, HFEDR is required to pay a civil penalty of $2 million to the United States and $2 million to the State of Kansas in two installments, the first half within 30 days of entry of the consent decree and the second within six months of entry of the consent decree. The initial payment of $1 million each was paid to the EPA on September 18, 2020 and the State of Kansas on September 22, 2020, and HFEDR has undertaken several of the required projects. The consent decree resolves the alleged federal and state civil Clean Air Act liability for penalties and injunctive relief, other than potential civil penalties for RMP violations. Finally, as part of the settlement, a 2009 consent decree applicable to the refinery was terminated.

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

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On April 3, 2019, the EPA notified HFTR of potential violations of the Consent Decrees. On December 1, 2020, ODEQ, on behalf of ODEQ and the EPA, issued two demand letters alleging violations under the Consent Decrees, which stemmed from inspections conducted by the EPA at the refineries from May 1 through 5, 2017, as well as from a review of the refineries’ records. The alleged violations included the failure to comply with applicable continuous emissions monitoring system (CEMS) requirements and exceedances of the hydrogen sulfide (H2S) emission limits. During a follow-up conference call with ODEQ, on January 6, 2021, ODEQ shared its stipulated penalty amounts for alleged violations pursuant to the two Consent Decrees. HFTR submitted timely responses to the ODEQ demand letters on February 8, 2021. It is too soon to predict the outcome of this matter.

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) operates under a federal consent decree with the EPA and the Utah Department of Environmental Quality. On November 3, 2020, HFWCR received a letter from the EPA identifying potential violations of HFWCR’s federal consent decree that occurred from calendar year 2015 through the date of the letter. HFWCR provided a response letter to the EPA on December 3, 2020 disputing certain of the potential violations in the EPA's November 3, 2020 letter, and HFWCR supplemented its response letter on February 5, 2021 with additional information. It is too soon to predict the outcome of this matter.

Federal Trade Commission

On July 23, 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a related Subpoena Duces Tecum requesting we provide specified information relating to the Sonneborn acquisition that closed on February 1, 2019.

We cooperated with the FTC in its investigation. On December 2, 2020, the FTC notified us that no further action was warranted, and it had closed the investigation.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier are currently intervenors in three lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue.

On January 24, 2020, in the first of these lawsuits, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court appealing the Tenth Circuit decision. On

Table of Content
January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. We anticipate decision from the Supreme Court in June 2021. We expect that we will not know what steps the EPA will take with respect to our 2016 small refinery exemptions or how the case will impact future small refinery exemptions until after the Supreme Court’s decision in this matter.

The second lawsuit is before the Tenth Circuit. The matter is fully briefed and remains pending before that court.

The third lawsuit is before the DC Circuit. Briefing of the issues before the court commenced on December 7, 2020; however, in light of the Supreme Court’s decision to hear HollyFrontier’s appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court.

In December 2020, various subsidiaries of HollyFrontier also filed a petition for review in the DC Circuit challenging EPA’s denial of small refinery exemption petitions for years prior to 2016. The petition was consolidated with petitions from eight other refining companies challenging the same decision. In light of the Supreme Court’s decision to hear HollyFrontier’s appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 4.Mine Safety Disclosures

Not Applicable.

Table of Content
PART II

Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.”

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for products normalize. This program may be discontinued at any time by the Board of Directors. The following table includes repurchases made under this program during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2020	—	$—	—	$1,000,000,000
November 2020	—	$—	—	$1,000,000,000
December 2020	—	$—	—	$1,000,000,000
Total for October to December 2020	—		—

As of February 16, 2021, we had approximately 101,664 stockholders, including beneficial owners holding shares in street name.

We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.

Table of Content
Item 6.Selected Financial Data

The following table shows our selected financial information as of the dates or for the periods indicated. This table should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
FINANCIAL DATA
For the period
Sales and other revenues	$11,183,643	$17,486,578	$17,714,666	$14,251,299	$10,535,700
Income (loss) before income taxes	(747,046)	1,171,504	1,524,467	868,863	(171,534)
Income tax expense (benefit)	(232,147)	299,152	347,243	(12,379)	19,411
Net income (loss)	(514,899)	872,352	1,177,224	881,242	(190,945)
Less net income attributable to noncontrolling interest	86,549	99,964	79,264	75,847	69,508
Net income (loss) attributable to HollyFrontier stockholders	$(601,448)	$772,388	$1,097,960	$805,395	$(260,453)

Earnings (loss) per share - basic	$(3.72)	$4.64	$6.25	$4.54	$(1.48)
Earnings (loss) per share - diluted	$(3.72)	$4.61	$6.19	$4.52	$(1.48)
Cash dividends declared per common share	$1.40	$1.34	$1.32	$1.32	$1.32
Average number of common shares outstanding:
Basic	161,983	166,287	175,009	176,174	176,101
Diluted	161,983	167,385	176,661	177,196	176,101

Net cash provided by operating activities	$457,931	$1,548,611	$1,554,416	$951,390	$606,948
Net cash used for investing activities	$(330,162)	$(972,914)	$(360,520)	$(959,670)	$(801,597)
Net cash provided by (used for) financing activities	$353,226	$(848,255)	$(664,328)	$(72,630)	$838,695

At end of period
Cash, cash equivalents and investments in marketable securities	$1,368,318	$885,162	$1,154,752	$630,757	$1,134,727
Working capital	$1,935,605	$1,620,261	$2,128,224	$1,640,118	$1,767,780
Total assets	$11,506,864	$12,164,841	$10,994,601	$10,692,154	$9,435,661
Total debt	$3,142,718	$2,455,640	$2,411,540	$2,498,993	$2,235,137
Total equity	$5,722,203	$6,509,426	$6,459,059	$5,896,940	$5,301,985

Table of Content
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. We own and operate refineries located in Kansas, Oklahoma, New Mexico and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. This decision was primarily based on a positive outlook in the market for renewable diesel and the expectation that future free cash flow generation at our Cheyenne Refinery would be challenged due to lower gross margins resulting from the economic impact of the COVID-19 pandemic and compressed crude differentials due to dislocations in the crude oil market. Additional factors included uncompetitive operating and maintenance costs forecasted for our Cheyenne Refinery and the anticipated loss of the EPA’s small refinery exemption. The renewable diesel units are expected to be completed in the first quarter of 2022 with an expected capital budget between $125-$175 million.

During the second quarter of 2020, we recorded long-lived asset impairment charges of $232.2 million related to our Cheyenne Refinery asset group. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $24.7 million in decommissioning expense for the year ended December 31, 2020. In addition, for the year ended December 31, 2020, we recorded a reserve of $9.0 million against our repair and maintenance supplies inventory and $3.8 million in employee severance costs related to the conversion of our Cheyenne Refinery to renewable diesel production. These decommissioning, inventory reserve and severance costs were recognized in operating expenses, of which $24.8 million was recorded in our Refining segment and $12.7 million was recorded in our Corporate and Other segment.

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

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment, which is expected to save approximately $15 million per year of ongoing cash expenses. Over the next twelve months, we anticipate pre-tax costs of $8 -$10 million for severance obligations.

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn. The acquisition closed on February 1, 2019. Cash consideration paid was $662.7 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

On July 10, 2018, we entered into a definitive agreement to acquire Red Giant Oil, a privately-owned lubricants company. The acquisition closed on August 1, 2018. Cash consideration paid was $54.2 million. Red Giant Oil is one of the largest suppliers of locomotive engine oil in North America and is headquartered in Council Bluffs, Iowa with storage and distribution facilities in Iowa and Wyoming, along with a blending and packaging facility in Texas.

Table of Content
For the year ended December 31, 2020, net loss attributable to HollyFrontier stockholders was $(601.4) million compared to net income of $772.4 million and $1,098.0 million for the years ended December 31, 2019, and 2018, respectively. Overall gross refining margins per produced barrel sold for 2020 decreased 54% over the year ended December 31, 2019 due to lower crack spreads and crude oil basis differentials. Included in our financial results for the year ended December 31, 2020 were non-cash items consisting of goodwill and long-lived asset impairment charges.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $148.5 million for the year ended December 31, 2020.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Following a rebound in the late second and third quarters, demand for transportation fuels continued to be weak compared to 2019. In response to this level of demand, during the fourth quarter of 2020, we operated our Refining segment refineries at an average crude charge of 379,910 BPD.

In our Lubricants and Specialty Products segment, the Rack Forward portion saw improvement in industrial and transportation-related end markets, which drove higher demand and unit margins during the second half of 2020. Within the Rack Back portion, demand for base oils increased to 2019 levels while supply was limited due to a number of factors, which drove higher margins and utilization at our facilities in the third quarter.

The stabilization of demand drove a broad increase in commodity prices, resulting in values for our inventories held at December 31, 2020 above the costs of these inventories using the last-in, first-out (“LIFO”) method and in a lower of cost or market valuation gain of $149.2 million for the three months ended December 31, 2020. We also drew down on our inventory levels to better manage working capital in the fourth quarter of 2020, which resulted in a $35 million increase in cost of products sold for the quarter.

Our standalone (excluding HEP) liquidity was approximately $2,696.3 million at December 31, 2020, consisting of cash and cash equivalents of $1,346.3 million and an undrawn $1.35 billion credit facility maturing in 2022. Our standalone (excluding HEP) long-term debt was $1.75 billion as of December 31, 2020, which consists of $350.0 million in 2.625% senior notes due in 2023, $1.0 billion of 5.875% senior notes due in 2026 and $400.0 million in 4.500% senior notes due in 2030.

OUTLOOK

The impact of the COVID-19 pandemic on the global macroeconomy created an unprecedented reduction in demand in the first half of 2020, as well as a lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. We have seen improvement in demand for these products and services since the initial wave of COVID-19 infections during the second quarter of 2020, and with the increasing availability of vaccines, we believe there is a path to a fulsome recovery in demand in 2021.

In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we continue a range of initiatives, including limiting onsite staff at all of our facilities, implementing a work-from-home policy for certain employees and restricting travel unless approved by senior leadership. We will continue to monitor COVID-19 developments and the dynamic environment to properly address these policies going forward.

Within our Refining segment, for the first quarter of 2021, we expect to run between 350,000-380,000 barrels per day of crude oil. In addition to continued weakness in demand resulting from the COVID-19 pandemic, the crude charge in the first quarter of 2021 has also been adversely impacted by scheduled maintenance at our Tulsa West and Woods Cross refineries as well as reduced availability, and an increase in the price, of natural gas due to the recent extreme cold weather throughout the Mid-Continent and Southwest. We expect to adjust refinery production levels commensurate with market demand.

Within our Lubricants and Specialty Products segment, we expect a normal seasonal rebound in the first quarter of 2021. However, we do not have enough visibility to issue forward guidance at this time. Similar to our Refining segment, we expect to adjust production levels commensurate with market demand.

Table of Content
At HEP, we expect to see demand for transportation and terminal services grow with underlying demand for transportation fuels and crude oil. In 2021, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within free cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

During the third quarter of 2020, we increased our liquidity by $750.0 million with the issuance of $350.0 million in 2.625% senior notes due in 2023 and $400.0 million in 4.500% senior notes due in 2030. This additional liquidity may be used for general corporate purposes and is expected to support the planned growth of our renewables business and the unexpected economic impact of COVID-19, as needed. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until demand for our products normalize.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that includes various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so. We anticipate $50.0 million to $60.0 million in cash tax benefit in 2021 from the loss carryback potential under the CARES Act. As a result of the net operating loss incurred in the year ended December 31, 2020, we will also file refund claims of approximately $21.0 million to recover estimated tax payments made during the year.

The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in this Form 10-K under “Risk Factors” in Item 1A. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

A more detailed discussion of our financial and operating results for the years ended December 31, 2020 and 2019 is presented in the following sections. Discussions of year-over-year comparisons for 2019 and 2018 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Table of Content
RESULTS OF OPERATIONS

Financial Data

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Sales and other revenues	$11,183,643	$17,486,578	$17,714,666
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	9,158,805	13,918,384	13,940,782
Lower of cost or market inventory valuation adjustment	78,499	(119,775)	136,305
	9,237,304	13,798,609	14,077,087
Operating expenses (exclusive of depreciation and amortization)	1,300,277	1,394,052	1,285,838
Selling, general and administrative expenses (exclusive of depreciation and amortization)	313,600	354,236	290,424
Depreciation and amortization	520,912	509,925	437,324
Goodwill and long-lived asset impairments	545,293	152,712	—
Total operating costs and expenses	11,917,386	16,209,534	16,090,673
Income (loss) from operations	(733,743)	1,277,044	1,623,993
Other income (expense):
Earnings of equity method investments	6,647	5,180	5,825
Interest income	7,633	22,139	16,892
Interest expense	(126,527)	(143,321)	(131,363)
Gain on business interruption insurance settlement	81,000	—	—
Gain on sales-type leases	33,834	—	—
Loss on early extinguishment of debt	(25,915)	—	—
Gain on foreign currency transactions	2,201	5,449	6,197
Other, net	7,824	5,013	2,923
	(13,303)	(105,540)	(99,526)
Income (loss) before income taxes	(747,046)	1,171,504	1,524,467
Income tax expense (benefit)	(232,147)	299,152	347,243
Net income (loss)	(514,899)	872,352	1,177,224
Less net income attributable to noncontrolling interest	86,549	99,964	79,264
Net income (loss) attributable to HollyFrontier stockholders	$(601,448)	$772,388	$1,097,960
Earnings (loss) per share:
Basic	$(3.72)	$4.64	$6.25
Diluted	$(3.72)	$4.61	$6.19
Cash dividends declared per common share	$1.40	$1.34	$1.32
Average number of common shares outstanding:
Basic	161,983	166,287	175,009
Diluted	161,983	167,385	176,661

Other Financial Data

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$457,931	$1,548,611	$1,554,416
Net cash used for investing activities	$(330,162)	$(972,914)	$(360,520)
Net cash provided by (used for) financing activities	$353,226	$(848,255)	$(664,328)
Capital expenditures	$330,160	$293,763	$311,029
EBITDA (1)	$(193,789)	$1,702,647	$1,996,998

Table of Content
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

Refining Segment Operating Data

Our refinery operations include the El Dorado, Tulsa, Navajo and Woods Cross Refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations, which has been retrospectively adjusted to reflect the revised regional groupings upon the Cheyenne Refinery permanently ceasing petroleum refining operations in the third quarter of 2020. The cost of products and refinery gross and net operating margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

	Years Ended December 31,
	2020	2019	2018
Consolidated
Crude charge (BPD) (1)	365,190	388,860	384,380
Refinery throughput (BPD) (2)	395,080	417,570	413,780
Sales of produced refined products (BPD) (3)	391,670	414,370	408,390
Refinery utilization (4)	90.2%	96.0%	94.9%

Average per produced barrel (5)
Refinery gross margin	$7.29	$15.92	$16.50
Refinery operating expenses (6)	6.05	6.12	6.06
Net operating margin	$1.24	$9.80	$10.44

Refinery operating expenses per throughput barrel (7)	$6.00	$6.07	$5.98

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
(4)Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 405,000 BPSD.
(5)Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.
(6)Represents total Mid-Continent and West regions operating expenses, exclusive of long-lived asset impairment charges and depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(7)Represents total Mid-Continent and West regions operating expenses, exclusive of long-lived asset impairment charges and depreciation and amortization, divided by refinery throughput.

Table of Content
Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations and includes Red Giant Oil for the period August 1, 2018 (date of acquisition) through December 31, 2020, and Sonneborn for the period February 1, 2019 (date of acquisition) through December 31, 2020.

	Years Ended December 31,
	2020	2019	2018
Lubricants and Specialty Products
Throughput (BPD)	19,645	20,251	19,590
Sales of produced barrels sold (BPD)	32,902	34,827	30,510

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below:

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Year Ended December 31, 2020
Sales and other revenues	$505,424	$1,667,809	$(370,023)	$1,803,210
Cost of products sold	456,194	1,185,116	(370,023)	1,271,287
Operating expenses	96,463	119,605	—	216,068
Selling, general and administrative expenses	22,276	135,540	—	157,816
Depreciation and amortization	29,071	51,585	—	80,656
Goodwill and long-lived asset impairments (4)	167,017	119,558	—	286,575
Income (loss) from operations	$(265,597)	$56,405	$—	$(209,192)

Year Ended December 31, 2019
Sales and other revenues	$661,523	$1,883,920	$(452,915)	$2,092,528
Cost of products sold	620,660	1,412,291	(452,915)	1,580,036
Operating expenses	116,984	114,539	—	231,523
Selling, general and administrative expenses	31,854	136,741	—	168,595
Depreciation and amortization	37,001	51,780	—	88,781
Goodwill impairment (5)	152,712	—	—	152,712
Income (loss) from operations	$(297,688)	$168,569	$—	$(129,119)

Year Ended December 31, 2018
Sales and other revenues	$682,892	$1,650,056	$(520,245)	$1,812,703
Cost of products sold	633,459	1,268,326	(520,245)	1,381,540
Operating expenses	111,155	56,665	—	167,820
Selling, general and administrative expenses	32,086	111,664	—	143,750
Depreciation and amortization	26,955	16,300	—	43,255
Income (loss) from operations	$(120,763)	$197,101	$—	$76,338

(1)Rack back consists of our PCLI base oil production activities, by-product sales to third parties and intra-segment base oil sales to rack forward.
(2)Rack forward activities include the purchase of base oils from rack back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.
(3)Intra-segment sales of rack back produced base oils to rack forward are eliminated under the “Eliminations” column.
(4)During the year ended December 31, 2020, a goodwill impairment charge of $81.9 million was recorded in rack forward. Also, during the year ended December 31, 2020, a long-lived asset impairment charge of $204.7 million was recorded of which $167.0 million was in rack back and $37.7 million was in rack forward.
(5)During the year ended December 31, 2019, a goodwill impairment charge of $152.7 million was recorded in the PCLI reporting unit within the Lubricants and Specialty Products segment. We separately allocated this charge for purposes of management’s discussion and analysis presentation of rack back and rack forward results entirely to rack back.

Table of Content
Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Summary
Net loss attributable to HollyFrontier stockholders for the year ended December 31, 2020 was $(601.4) million ($(3.72) per basic and diluted share), a $1,373.8 million decrease compared to net income of $772.4 million ($4.64 per basic and $4.61 per diluted share) for the year ended December 31, 2019. Net income decreased due principally to long-lived asset and goodwill impairment charges of $545.3 million offset by an $81.0 million gain recognized upon the settlement of a business interruption insurance claim. In addition, net income decreased as a result of lower gross refining margins and lower refining segment sales volumes. For the year ended December 31, 2020, lower of cost or market inventory reserve adjustments decreased pre-tax earnings by $78.5 million compared to an increase of $119.8 million for the year ended December 31, 2019. Refinery gross margins for the year ended December 31, 2020 decreased to $7.29 per produced barrel from $15.92 for the year ended December 31, 2019. The year ended December 31, 2019 included a goodwill impairment charge of $152.7 million.

Sales and Other Revenues
Sales and other revenues decreased 36% from $17,486.6 million for the year ended December 31, 2019 to $11,183.6 million for the year ended December 31, 2020 due to a year-over-year decrease in sales prices and lower refined product sales volumes. Sales and other revenues for the years ended December 31, 2020 and 2019 include $98.0 million and $121.0 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,792.7 million and $2,081.2 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the years ended December 31, 2020 and 2019, respectively.

Cost of Products Sold
Total cost of products sold decreased 33% from $13,798.6 million for the year ended December 31, 2019 to $9,237.3 million for the year ended December 31, 2020, due principally to lower crude oil costs and lower refined product sales volumes. Additionally, for the year ended December 31, 2020, we recognized a $78.5 million lower of cost or market inventory valuation charge compared to a benefit of $119.8 million for the same period of 2019, resulting in a new $318.9 million inventory reserve at December 31, 2020. The lower of cost or market reserve at December 31, 2020 is based on market conditions and prices at that time. During the year ended December 31, 2019, we recorded a $36.6 million RINs cost reduction as a result of our Cheyenne Refinery and Woods Cross Refinery small refinery exemptions. Also, during the year ended December 31, 2019, we recorded an $18.0 million reduction to cost of products sold as a result of U.S. blender's tax credit legislation that was signed in December 2019 and applied retroactively for the years 2019 and 2018.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 54% from $15.92 for the year ended December 31, 2019 to $7.29 for the year ended December 31, 2020. This was due to a decrease in the average per barrel sold sales price during the current year period, partially offset by decreased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments, long-lived asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 7% from $1,394.1 million for the year ended December 31, 2019 to $1,300.3 million for the year ended December 31, 2020 due principally to lower repair and maintenance costs primarily related to the shutdown of our Cheyenne Refinery, partially offset by decommissioning costs associated with the Cheyenne Refinery shutdown recorded in the year ended December 31, 2020. Prior year period operating expenses included higher repair and maintenance costs related to a February 2019 fire in an FCC unit at our El Dorado Refinery.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 11% from $354.2 million for the year ended December 31, 2019 to $313.6 million for the year ended December 31, 2020 due principally to lower professional services and employee-related expenses. We incurred $2.0 million and $24.2 million in direct acquisition and integration costs for our Sonneborn business during the years ended December 31, 2020 and 2019.

Depreciation and Amortization Expenses
Depreciation and amortization increased 2% from $509.9 million for the year ended December 31, 2019 to $520.9 million for the year ended December 31, 2020. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs, partially offset by lower depreciation expense resulting from the assets impaired in the current year period.

Table of Content

Goodwill and Long-lived Asset Impairments
During the year ended December 31, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery, $26.5 million for construction-in-progress consisting primarily of engineering work for potential upgrades to certain processing units at our Tulsa and El Dorado Refineries and $204.7 million related to PCLI. Also, during the year ended December 31, 2020, we recorded a goodwill impairment charge of $81.9 million that related to Sonneborn. During the year ended December 31, 2019 we recorded a goodwill impairment charge of $152.7 million that related to PCLI. See Note 11 “Goodwill, Long-lived Assets and Intangibles” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Income
Interest income for the year ended December 31, 2020 was $7.6 million compared to $22.1 million for the year ended December 31, 2019. This decrease was primarily due to lower interest rates on cash investments.

Interest Expense
Interest expense was $126.5 million for the year ended December 31, 2020 compared to $143.3 million for the year ended December 31, 2019. This decrease was primarily due to lower market interest rates on HEP’s credit facility and HEP’s refinancing of its 6.0% senior notes due 2024, partially offset by interest expense on our senior notes issued in 2020. Additionally, we recorded unrealized losses on the mark-to-market change in the fair value of the embedded derivative in our catalyst financing arrangements of $4.3 million for the year ended December 31, 2020 and $6.4 million for the same period in 2019. For the years ended December 31, 2020 and 2019, interest expense included $52.9 million and $74.8 million, respectively, in interest costs attributable to HEP operations.

Gain on Business Interruption Insurance Settlement
During the year ended December 31, 2020, we recorded a gain of $81.0 million upon the settlement of our business interruption claim with our insurance carrier related to a loss at our Woods Cross Refinery that occurred in the first quarter of 2018.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the year ended December 31, 2020.

Loss on Early Extinguishment of Debt
For the year ended December 31, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6.0% senior notes maturing August 2024 at a redemption cost of $522.5 million.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were gains of $2.2 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, gain on foreign currency transactions included losses of $7.3 million and $17.4 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the year ended December 31, 2020, we recorded an income tax benefit of $232.1 million compared to income tax expense of $299.2 million for the year ended December 31, 2019. This decrease was due principally to a pre-tax loss during the year ended December 31, 2020 compared to pre-tax earnings for the year ended December 31, 2019. Our effective tax rates were 31.1% and 25.5% for the years ended December 31, 2020 and 2019, respectively. The year-over-year increase in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes and benefits related to the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.7 million under the HollyFrontier Credit Agreement.

Table of Content

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

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the one-year term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2020, HEP received advances totaling $258.5 million and repaid $310.5 million under the HEP Credit Agreement. At December 31, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $913.5 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2020, HEP did not issue any common units under this program. As of December 31, 2020, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

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

Our standalone (excluding HEP) liquidity was approximately $2.70 billion at December 31, 2020, consisting of cash and cash equivalents of $1.35 billion and an undrawn $1.35 billion credit facility.

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

Table of Content
In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until commodity prices and demand for products normalize.

Cash and cash equivalents increased $483.2 million for the year ended December 31, 2020. Net cash provided by operating and financing activities of $457.9 million and $353.2 million, respectively, exceeded cash used for investing activities of $330.2 million for the year ended December 31, 2020.

Cash Flows – Operating Activities

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash flows provided by operating activities were $457.9 million for the year ended December 31, 2020 compared to $1,548.6 million for the year ended December 31, 2019, a decrease of $1,090.7 million. Net loss for the year ended December 31, 2020 was $514.9 million, a decrease of $1,387.3 million compared to net income of $872.4 million for the year ended December 31, 2019. Non-cash adjustments to net income / loss consisting of depreciation and amortization, goodwill and long-lived asset impairments, lower of cost or market inventory valuation adjustment, earnings of equity method investments, inclusive of distributions, loss on early extinguishment of debt, gain on sales-type leases, gain / loss on sale of assets, deferred income taxes, equity-based compensation expense and fair value changes to derivative instruments totaled $1,019.1 million for the year ended December 31, 2020 compared to $700.5 million for the same period in 2019. Adjusted for non-cash items, changes in working capital increased operating cash flows by $43.5 million and $312.8 million for the years ended December 31, 2020 and 2019, respectively. Additionally, for the year ended December 31, 2020, turnaround expenditures decreased to $94.7 million from $318.4 million for the same period of 2019.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash flows used for investing activities were $330.2 million for the year ended December 31, 2020 compared to $972.9 million for the year ended December 31, 2019, a decrease of $642.8 million, primarily driven by prior year investing activity reflecting the acquisition of Sonneborn for a net cash outflow of $662.7 million. Cash expenditures for properties, plants and equipment for 2020 increased to $330.2 million from $293.8 million for the same period in 2019. These include HEP capital expenditures of $59.3 million and $30.1 million for the years ended December 31, 2020 and 2019, respectively. Additionally, HEP invested $2.4 million and $17.9 million in the Cushing Connect Pipeline & Terminal LLC joint venture for the years ending December 31, 2020 and 2019, respectively.

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

The refining industry is capital intensive and requires on-going investments to sustain our refining operations. This includes replacement of, or rebuilding, refinery units and components that extend the useful life. We also invest in projects that improve operational reliability and profitability via enhancements that improve refinery processing capabilities as well as production yield and flexibility. Our capital expenditures also include projects related to renewable diesel, environmental, health and safety compliance and include initiatives as a result of federal and state mandates.

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

Expected capital and turnaround cash spending for 2021 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$190.0	$220.0
Renewable Diesel Units	520.0	550.0
Lubricants and Specialty Products	40.0	50.0
Turnarounds and catalyst	320.0	350.0
Total HollyFrontier	1,070.0	1,170.0

HEP
Maintenance	14.0	18.0
Expansion and joint venture investment	30.0	35.0
Refining unit turnarounds	5.0	8.0
Total HEP	49.0	61.0
Total	$1,119.0	$1,231.0

Cash Flows – Financing Activities

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash flows provided by financing activities were $353.2 million for the year ended December 31, 2020 compared to net cash flows used for financing activities of $848.3 million for the year ended December 31, 2019, an increase of $1,201.5 million. During the year ended December 31, 2020, we received $742.1 million in net proceeds from the issuance of HFC’s 2.625% and 4.500% senior notes, purchased $7.6 million of treasury stock and paid $229.5 million in dividends. Also during this period, HEP received $258.5 million and repaid $310.5 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.3 million in net proceeds from the issuance of HEP 5.0% senior notes, paid distributions of $89.0 million to noncontrolling interests and received contributions from noncontrolling interests of $23.9 million. During the year ended December 31, 2019, we purchased $533.1 million of treasury stock and paid $225.2 million in dividends. Also during 2019, HEP received $365.5 million and repaid $323.0 million under the HEP Credit Agreement, paid distributions of $132.3 million to noncontrolling interests and received a contribution of $3.2 million from noncontrolling interests.

Table of Content
Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2020 in total and by period due beginning in 2021. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.”

		Payments Due by Period
Contractual Obligations and Commitments	Total	2021	2022 & 2023	2024 & 2025	Thereafter
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal (1)	$1,750,000	$—	$350,000	$—	$1,400,000
Long-term debt - interest (2)	509,203	85,937	169,578	153,500	100,188
Financing arrangements (3)	43,948	43,948	—	—	—
Supply agreements (4)	1,487,924	538,616	506,011	443,297	—
Transportation and storage agreements (5)	1,163,751	129,661	226,648	226,553	580,889
Operating and finance leases (6)	352,838	103,593	154,585	52,463	42,197
Other long-term obligations	31,597	14,422	15,304	1,579	292
	5,339,261	916,177	1,422,126	877,392	2,123,566

Holly Energy Partners
Long-term debt - principal (7)	1,413,500	—	913,500	—	500,000
Long-term debt - interest (8)	207,283	44,200	61,000	50,000	52,083
Operating and finance leases (6)	113,061	8,383	15,802	14,222	74,654
Other agreements	3,310	1,933	1,377	—	—
	1,737,154	54,516	991,679	64,222	626,737
Total	$7,076,415	$970,693	$2,413,805	$941,614	$2,750,303

(1)Our long-term debt consists of the $350.0 million principal balance on our 2.625% senior notes, $1.0 billion principal balance on our 5.875% senior notes and $400.0 million principal balance on our 4.500% senior notes.
(2)Interest payments consist of interest on our 2.625% senior notes, 5.875% senior notes and 4.500% senior notes.
(3)We have a financing arrangement related to the sale and subsequent lease-back of certain of our precious metals.
(4)We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2021 and 2025 using current market rates. Additionally, commitments include purchases of 20,000 BPD of crude oil under a 10-year agreement that commenced in 2015 to supply our Woods Cross Refinery.
(5)Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2021 and 2039.
(6)Operating and finance lease obligations include options to extend terms that are reasonably certain of being exercised.
(7)HEP's long-term debt consists of the $500.0 million principal balance on the 5.0% HEP senior notes and $913.5 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2022.
(8)Interest payments consist of interest on the 5.0% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 2.10% at December 31, 2020.

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

Table of Content
Inventory Valuation
Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2020 and 2019, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $318.9 million and $240.4 million, respectively.

At December 31, 2020, our lower of cost or market inventory valuation reserve was $318.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

In connection with our announcement of the conversion of our Cheyenne Refinery to renewable diesel production, we recorded a reserve of $9.0 million for the year ended December 31, 2020 against our repair and maintenance supplies inventory.

Goodwill and Long-lived Assets
As of December 31, 2020, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.6 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

Goodwill and long-lived asset impairments
During the second quarter of 2020, we determined that indicators of potential goodwill and long-lived asset impairments were present and performed recoverability testing for long-lived assets and an interim test for goodwill impairment as of May 31, 2020. Impairment indicators included the recent economic slowdown caused by the COVID-19 pandemic, reductions in the prices of our finished goods and raw materials and the related decrease in our gross margins, as well as the recent decline in our market capitalization. Additionally, our second quarter announcement of the planned conversion of our Cheyenne Refinery to renewable diesel production was also considered a triggering event requiring assessment of potential impairments to the carrying value of our Cheyenne Refinery asset group. As a result of our long-lived asset recoverability testing, we determined that the carrying value of the long-lived assets of our Cheyenne Refinery and PCLI asset groups were not recoverable, and thus recorded long-lived asset impairment charges of $232.2 million and $204.7 million, respectively, in the second quarter of 2020. Our interim goodwill impairment testing indicated that there was no impairment of goodwill at our Refining and Lubricants and Specialty Products reporting units as of May 31, 2020. The estimated fair values of the Cheyenne Refinery and PCLI asset groups were determined using a combination of the income and cost approaches. The income approach was based on management’s best estimates of the expected future cash flows over the remaining useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and economic obsolescence.

Table of Content

As of July 1, 2020, we performed our annual goodwill impairment testing quantitatively and determined there was no impairment of goodwill attributable to our reporting units at that time. The excess of the fair values of the reporting units over their respective carrying values ranged from 10% to 229%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our goodwill impairment testing performed in the second and third quarters of 2020.

During the fourth quarter of 2020, we incurred long-lived asset impairment charges of $26.5 million for construction-in-progress, consisting primarily of engineering work for potential upgrades to certain processing units at our Tulsa and El Dorado Refineries. During the quarter, we concluded not to pursue these projects in light of recent economic and market conditions.

Additionally, in the fourth quarter of 2020, our budgeting processes identified downward forecast revisions specific to the Sonneborn reporting unit within our Lubricants and Specialty Products segment largely from declines in gross margin as compared to historic levels and an increase in forecasted capital expenditures. As such, we concluded it was more likely than not that the carrying value of the Sonneborn reporting unit exceeded its fair value, and we performed an interim quantitative test for goodwill impairment as of December 1, 2020. As a result of our impairment testing, we recognized a goodwill impairment charge of $81.9 million during the fourth quarter for the Sonneborn reporting unit. Our annual test performed on July 1, 2020 indicated that the fair value of our El Dorado reporting unit exceeded its carrying value by approximately 10%. However, based on our reviews of updated budgets, and other factors such as economic and industry conditions we concluded that El Dorado and our other reporting units within our Lubricants and Specialty Products segment did not require an interim impairment test during the fourth quarter.

We continually monitor and evaluate various factors for potential indicators of goodwill and long-lived asset impairment. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

In performing our impairment tests of long-lived assets and goodwill, we developed cash flow forecasts for each of our asset groups and reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end user demand, selling prices, gross margins, operating costs and capital expenditures. Another key assumption applied to these forecasts to determine the fair value of an asset group or reporting unit is the discount rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Assumptions about the effects of the COVID-19 pandemic on future demand and market conditions are inherently subjective and difficult to forecast. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

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

As of December 31, 2020, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price and foreign currency risk ( all maturing in 2021):

Contract Description	Total Outstanding Notional	Unit of Measure

Natural gas price swaps - long	1,800,000	MMBTU
NYMEX futures (WTI) - short	160,000	Barrels
Forward gasoline and diesel contracts - long	195,000	Barrels
Foreign currency forward contracts	418,192,532	U.S. dollar
Forward commodity contracts (platinum) (1)	40,867	Troy ounces

(1) Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Derivative Contracts	2020	2019
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$344	$7,420

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2020 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,903,867	$31,428

HEP Senior Notes	$500,000	$506,540	$14,535
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2020, outstanding borrowings under the HEP Credit Agreement were $913.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Our operations are subject to hazards of petroleum processing operations, including but not limited to fire, explosion and weather-related perils. We maintain various insurance coverages, including property damage and business interruption insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$(601,448)	$772,388	$1,097,960
Add (subtract) income tax provision	(232,147)	299,152	347,243
Add interest expense	126,527	143,321	131,363
Subtract interest income	(7,633)	(22,139)	(16,892)
Add depreciation and amortization	520,912	509,925	437,324
EBITDA	$(193,789)	$1,702,647	$1,996,998

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

Table of Content
Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Years Ended December 31,
	2020	2019		2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$1.24	$9.80		$10.44
Add average refinery operating expenses per produced barrel sold	6.05	6.12		6.06
Refinery gross margin per produced barrel sold	$7.29	$15.92		$16.50
Times produced barrels sold (BPD)	391,670	414,370		408,390
Times number of days in period	366	365		365
Refining gross margin	$1,045,030	$2,407,821		$2,459,529
Add (subtract) rounding	523	215		285
West and Mid-Continent regions gross margin	1,045,553	2,408,036		2,459,814
Add West and Mid-Continent regions cost of products sold	7,992,047	12,062,661		12,313,533
Add Cheyenne Refinery sales and other revenues	501,589	1,126,091		1,403,216
Refining segment sales and other revenues	9,539,189	15,596,788	15596788000	16,176,563
Add lubricants and specialty products segment sales and other revenues	1,803,210	2,092,528		1,812,703
Add HEP segment sales and other revenues	497,848	532,777		506,220
Subtract corporate, other and eliminations	(656,604)	(735,515)		(780,820)
Sales and other revenues	$11,183,643	$17,486,578		$17,714,666

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.05	$6.12	$6.06
Times produced barrels sold (BPD)	391,670	414,370	408,390
Times number of days in period	366	365	365
Refinery operating expenses	$867,275	$925,620	$903,318
Add (subtract) rounding	(381)	(338)	(162)
West and Mid-Continent regions operating expenses	866,894	925,282	903,156
Add Cheyenne Refinery operating expenses	121,151	170,206	152,053
Total refining segment operating expenses	988,045	1,095,488	1,055,209
Add lubricants and specialty products segment operating expenses	216,068	231,523	167,820
Add HEP segment operating expenses	147,692	161,996	146,430
Subtract corporate, other and eliminations	(51,528)	(94,955)	(83,621)
Operating expenses (exclusive of depreciation and amortization)	$1,300,277	$1,394,052	$1,285,838

Table of Content
Item 8.Financial Statements and Supplementary Data

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

Management assessed the Company's internal control over financial reporting as of December 31, 2020 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on Internal Control over Financial Reporting

We have audited HollyFrontier Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HollyFrontier Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 to reflect the accounting method change due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Valuation of Goodwill
Description of the Matter	At December 31, 2020, the Company’s goodwill was $2,294 million, including goodwill assigned to the Refining, Lubricants and Specialty Products, and HEP segments of $1,733 million, $248 million, and $313 million, respectively. As described in Note 1 and Note 11 of the financial statements, goodwill is tested for impairment at least annually on July 1 at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired. During the fourth quarter of 2020, the Company performed interim goodwill impairment testing of the Sonneborn reporting unit included in the Lubricants and Specialty Products segment, resulting in an impairment charge of $82 million on this reporting unit.

Auditing management’s goodwill impairment tests was complex and highly judgmental for the Company’s Sonneborn and El Dorado Refinery reporting units due to the significant estimation required to determine the fair value of these reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, gross margins, and discount rates, which are affected by expectations about future market or economic conditions. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment testing process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair values.
To test the estimated fair value of the Company’s Sonneborn and El Dorado Refinery reporting units, we performed audit procedures with the support of a valuation specialist that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to relevant industry and economic trends, published forward prices, third party analyst reports, historical operating results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Environmental Liabilities
Description of the Matter	At December 31, 2020, the Company’s accrual for environmental liabilities was $115 million, of which $94 million was classified as other long-term liabilities. As described in Note 1 and Note 12 of the consolidated financial statements, these accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated.

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

Impairment of Long-Lived Assets
Description of the Matter	As described in Note 11 of the financial statements, the Company recognized long-lived asset impairment charges of $204.7 million during the second quarter of 2020 related to property, plant, and equipment and other long-lived assets associated with the PCLI asset group. The Company evaluates long-lived assets for impairment by first identifying whether indicators of impairment exist. If indicators are present for an asset group, the Company evaluates recoverability by comparing the estimated future undiscounted cash flows to the carrying amount of the asset group. If the asset group's carrying amount exceeds its estimated future undiscounted cash flows, the fair value of the asset group is then estimated by management and compared to its carrying amount. An impairment charge is recognized on a long-lived asset group when the carrying amount exceeds fair value.

Auditing management’s evaluation of long-lived asset impairment at PCLI involved a high degree of subjectivity and auditor judgment due to the estimation required to assess significant assumptions utilized in estimating the fair value of the asset group based on a discounted cash flow model, such as assumptions related to revenue growth rates, gross margins, and the discount rate. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation process, including controls over management’s review of significant assumptions used.
To test the Company’s long-lived asset impairment evaluation process, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to relevant industry and economic trends, external market data, historical operating results, and other relevant factors. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the asset group that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of certain significant assumptions used on the calculation of fair value estimates including the fair value of real and personal property and the discount rate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1977.

Dallas, Texas
February 24, 2021

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (HEP: $21,990 and $13,287, respectively)	$1,368,318	$885,162

Accounts receivable: Product and transportation (HEP: $14,543 and $18,732, respectively)	590,526	834,771
Crude oil resales	39,510	44,914
	630,036	879,685
Inventories: Crude oil and refined products	965,858	1,282,789
Materials, supplies and other (HEP: $895 and $833, respectively)	207,618	191,413
	1,173,476	1,474,202
Income taxes receivable	91,348	5,478
Prepayments and other (HEP: $8,591 and $6,795, respectively)	47,583	61,662
Total current assets	3,310,761	3,306,189

Properties, plants and equipment, at cost (HEP: $2,119,295 and $2,047,674, respectively)	7,299,517	7,237,297
Less accumulated depreciation (HEP: $(644,149) and $(552,786)), respectively)	(2,726,378)	(2,414,585)
	4,573,139	4,822,712
Operating lease right-of-use assets (HEP: $2,979 and $2,652, respectively)	350,548	467,109

Other assets: Turnaround costs	314,816	521,278
Goodwill (HEP: $312,873 and $312,873, respectively)	2,293,935	2,373,907
Intangibles and other (HEP: $365,773 and $319,569, respectively)	663,665	673,646
	3,272,416	3,568,831
Total assets	$11,506,864	$12,164,841

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $28,565 and $18,050, respectively)	$1,000,959	$1,215,555
Income taxes payable	1,801	27,965
Operating lease liabilities (HEP $3,827 and $3,608, respectively)	97,937	104,415
Accrued liabilities (HEP: $29,518 and $30,418, respectively)	274,459	337,993
Total current liabilities	1,375,156	1,685,928

Long-term debt (HEP: $1,405,603 and $1,462,031, respectively)	3,142,718	2,455,640
Noncurrent operating lease liabilities (HEP $68,454 and $72,000, respectively)	285,785	364,420
Deferred income taxes (HEP: $449 and $424, respectively)	713,703	889,270
Other long-term liabilities (HEP: $55,105 and $59,021, respectively)	267,299	260,157
Commitments and contingencies (Note 19)
Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value – 320,000,000 shares authorized; 256,046,051 and 256,042,554 shares issued as of December 31, 2020 and December 31, 2019	2,560	2,560
Additional capital	4,207,672	4,204,547
Retained earnings	3,913,179	4,744,120
Accumulated other comprehensive income	13,462	14,774
Common stock held in treasury, at cost - 93,632,391 and 94,196,029 shares as of December 31, 2020 and December 31, 2019, respectively	(2,968,512)	(2,987,808)
Total HollyFrontier stockholders’ equity	5,168,361	5,978,193
Noncontrolling interest	553,842	531,233
Total equity	5,722,203	6,509,426
Total liabilities and equity	$11,506,864	$12,164,841

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2020 and 2019. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Sales and other revenues	$11,183,643	$17,486,578	$17,714,666
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	9,158,805	13,918,384	13,940,782
Lower of cost or market inventory valuation adjustment	78,499	(119,775)	136,305
	9,237,304	13,798,609	14,077,087
Operating expenses (exclusive of depreciation and amortization)	1,300,277	1,394,052	1,285,838
Selling, general and administrative expenses (exclusive of depreciation and amortization)	313,600	354,236	290,424
Depreciation and amortization	520,912	509,925	437,324
Goodwill and long-lived asset impairments	545,293	152,712	—
Total operating costs and expenses	11,917,386	16,209,534	16,090,673
Income (loss) from operations	(733,743)	1,277,044	1,623,993
Other income (expense):
Earnings of equity method investments	6,647	5,180	5,825
Interest income	7,633	22,139	16,892
Interest expense	(126,527)	(143,321)	(131,363)
Gain on business interruption insurance settlement	81,000	—	—
Gain on sales-type leases	33,834	—	—
Loss on early extinguishment of debt	(25,915)	—	—
Gain on foreign currency transactions	2,201	5,449	6,197
Other, net	7,824	5,013	2,923
	(13,303)	(105,540)	(99,526)
Income (loss) before income taxes	(747,046)	1,171,504	1,524,467
Income tax expense (benefit):
Current	(55,420)	220,486	270,274
Deferred	(176,727)	78,666	76,969
	(232,147)	299,152	347,243
Net income (loss)	(514,899)	872,352	1,177,224
Less net income attributable to noncontrolling interest	86,549	99,964	79,264
Net income (loss) attributable to HollyFrontier stockholders	$(601,448)	$772,388	$1,097,960
Earnings (loss) per share:
Basic	$(3.72)	$4.64	$6.25
Diluted	$(3.72)	$4.61	$6.19
Average number of common shares outstanding:
Basic	161,983	166,287	175,009
Diluted	161,983	167,385	176,661

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Net income (loss)	$(514,899)	$872,352	$1,177,224
Other comprehensive income (loss):
Foreign currency translation adjustment	6,226	13,337	(38,227)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(7,475)	14,364	5,166
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	2,604	(19,713)	6,055
Net unrealized gain (loss) on hedging instruments	(4,871)	(5,349)	11,221
Pension and other post-retirement benefit obligations:
Actuarial gain (loss) on pension plans	1,862	(990)	(923)
Pension plans gain reclassified to net income (loss)	(422)	—	—
Actuarial gain (loss) on post-retirement healthcare plans	(1,129)	(2,412)	2,612
Post-retirement healthcare plans gain reclassified to net income (loss)	(3,564)	(3,587)	(3,481)
Actuarial gain (loss) on retirement restoration plan	(230)	(224)	258
Retirement restoration plan loss reclassified to net income (loss)	22	6	27
Net change in pension and other post-retirement benefit obligations	(3,461)	(7,207)	(1,507)
Other comprehensive income (loss) before income taxes	(2,106)	781	(28,513)
Income tax benefit	(794)	(370)	(5,585)
Other comprehensive income (loss)	(1,312)	1,151	(22,928)
Total comprehensive income (loss)	(516,211)	873,503	1,154,296
Less noncontrolling interest in comprehensive income	86,549	99,964	79,264
Comprehensive income (loss) attributable to HollyFrontier stockholders	$(602,760)	$773,539	$1,075,032

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(514,899)	$872,352	$1,177,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520,912	509,925	437,324
Goodwill and long-lived asset impairments	545,293	152,712	—
Lower of cost or market inventory valuation adjustment	78,499	(119,775)	136,305
Earnings of equity method investments, inclusive of distributions	1,084	(213)	(149)
Loss on early extinguishment of debt	25,915	—	—
Gain on sales-type leases	(33,834)	—	—
(Gain) loss on sale of assets	(201)	50	2,171
Deferred income taxes	(176,727)	78,666	76,969
Equity-based compensation expense	31,654	42,269	42,172
Change in fair value – derivative instruments	26,456	36,888	(31,515)
(Increase) decrease in current assets:
Accounts receivable	254,684	(150,437)	35,793
Inventories	230,142	91,599	136,551
Income taxes receivable	(85,442)	32,368	7,752
Prepayments and other	(2,541)	3,633	(10,340)
Increase (decrease) in current liabilities:
Accounts payable	(241,765)	312,794	(326,030)
Income taxes payable	(25,897)	9,048	15,281
Accrued liabilities	(85,708)	13,748	53,281
Turnaround expenditures	(94,692)	(318,415)	(217,228)
Other, net	4,998	(18,601)	18,855
Net cash provided by operating activities	457,931	1,548,611	1,554,416

Cash flows from investing activities:
Additions to properties, plants and equipment	(270,877)	(263,651)	(256,888)
Additions to properties, plants and equipment – HEP	(59,283)	(30,112)	(54,141)
Acquisitions, net of cash acquired	—	(662,665)	(54,179)
Investment in equity company - HEP	(2,438)	(17,886)	—
Proceeds from sale of assets	1,554	194	3,100
Other, net	882	1,206	1,588
Net cash used for investing activities	(330,162)	(972,914)	(360,520)

Cash flows from financing activities:
Borrowings under credit agreements	258,500	365,500	337,000
Repayments under credit agreements	(310,500)	(323,000)	(426,000)
Proceeds from issuance of senior notes – HFC	748,925	—	—
Proceeds from issuance of senior notes – HEP	500,000	—	—
Redemption of senior notes - HEP	(522,500)	—	—
Purchase of treasury stock	(7,642)	(533,083)	(363,437)
Dividends	(229,493)	(225,170)	(233,544)
Distributions to noncontrolling interest	(89,001)	(132,268)	(125,653)
Proceeds of financing arrangements	—	—	32,547
Proceeds from issuance of common units - HEP	—	—	114,759
Contribution from noncontrolling interests	23,899	3,210	—
Payments on finance leases	(2,995)	(1,551)	—
Deferred financing costs	(15,538)	—	—
Other, net	(429)	(1,893)	—
Net cash provided by (used for) financing activities	353,226	(848,255)	(664,328)

Effect of exchange rate on cash flow	2,161	2,968	(5,573)
Cash and cash equivalents:
Increase (decrease) for the period	483,156	(269,590)	523,995
Beginning of period	885,162	1,154,752	630,757
End of period	$1,368,318	$885,162	$1,154,752

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(120,257)	$(133,809)	$(130,106)
Income taxes, net	$(54,256)	$(178,967)	$(252,644)
Accrued and unpaid capital expenditures	$73,867	$19,752	$28,066

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2017	$2,560	$4,132,696	$3,346,615	$29,869	$(2,140,911)	$526,111	$5,896,940
Net income	—	—	1,097,960	—	—	79,264	1,177,224
Dividends ($1.32 declared per common share)	—	—	(233,544)	—	—	—	(233,544)
Distributions to noncontrolling interest holders	—	—	—	—	—	(125,653)	(125,653)
Other comprehensive loss, net of tax	—	—	—	(22,928)	—	—	(22,928)
Equity attributable to HEP common unit issuances, net of tax	—	42,199	—	—	—	58,134	100,333
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(17,742)	—	—	17,742	—	—
Equity-based compensation	—	38,972	—	—	—	3,200	42,172
Purchase of treasury stock	—	—	—	—	(367,470)	—	(367,470)
Purchase of HEP units for restricted grants	—	—	—	—	—	(568)	(568)
Adoption of accounting standards	—	—	(14,129)	6,682	—	—	(7,447)
Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	772,388	—	—	99,964	872,352
Dividends ($1.34 declared per common share)	—	—	(225,170)	—	—	—	(225,170)
Distributions to noncontrolling interest holders	—	—	—	—	—	(132,268)	(132,268)
Other comprehensive income, net of tax	—	—	—	1,151	—	—	1,151
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(139)	(139)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(31,314)	—	—	31,314	—	—
Equity-based compensation	—	39,736	—	—	—	2,533	42,269
Purchase of treasury stock	—	—	—	—	(528,483)	—	(528,483)
Purchase of HEP units for restricted grants	—	—	—	—	—	(1,893)	(1,893)
Contributions from noncontrolling interests	—	—	—	—	—	22,548	22,548
Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(601,448)	—	—	86,549	(514,899)
Dividends ($1.40 declared per common share)	—	—	(229,493)	—	—	—	(229,493)
Distributions to noncontrolling interest holders	—	—	—	—	—	(89,001)	(89,001)
Other comprehensive loss, net of tax	—	—	—	(1,312)	—	—	(1,312)
Issuance of common stock under incentive compensation plans	—	(26,938)	—	—	26,938	—	—
Equity-based compensation	—	29,460	—	—	—	2,194	31,654
Purchase of treasury stock	—	—	—	—	(7,642)	—	(7,642)
Purchase of HEP units for restricted grants	—	—	—	—	—	(1,032)	(1,032)
Contributions from noncontrolling interests	—	—	—	—	—	23,899	23,899
Other	—	603	—	—	—	—	603
Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203

See accompanying notes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:Description of Business and Summary of Significant Accounting Policies

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America.

As of December 31, 2020, we:

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
•owned a facility in Cheyenne, Wyoming, which operated as a petroleum refinery until early August 2020, at which time its assets began to be converted to renewable diesel production (the “Cheyenne Refinery”);
•owned and operated Petro-Canada Lubricants Inc. (“PCLI”) located in Mississauga, Ontario, which produces base oils and other specialty lubricant products;
•owned and operated Sonneborn (as defined below) with manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products, such as white oils, petrolatums and waxes;
•owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil and has storage and distribution facilities in Iowa and Wyoming, along with a blending and packaging facility in Texas;
•owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and
•owned a 57% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

During the second quarter of 2020, we recorded long-lived asset impairment charges of $232.2 million related to our Cheyenne Refinery asset group. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $24.7 million in decommissioning expense for the year ended December 31, 2020. In addition, for the year ended December 31, 2020, we recorded a reserve of $9.0 million against our repair and maintenance supplies inventory and $3.8 million in employee severance costs related to the conversion of our Cheyenne Refinery to renewable diesel production. These decommissioning, inventory reserve and severance costs were recognized in operating expenses, of which $24.8 million was recorded in our Refining segment and $12.7 million was recorded in our Corporate and Other segment.

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

In 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC. Cushing Connect Pipeline & Terminal LLC and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal, are each VIE’s because they do not have sufficient equity at risk to finance their activities without additional financial support. HEP is the primary beneficiary of two of these entities as HEP is constructing and will operate the Cushing Connect Pipeline, and HEP has more ability to direct the activities that most significantly impact the financial performance of Cushing Connect Pipeline & Terminal LLC and Cushing Connect Pipeline. Therefore, HEP consolidates these two entities. HEP is not the primary beneficiary of Cushing Connect Terminal, which HEP accounts for using the equity method of accounting.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible. Our allowance for doubtful accounts was $3.4 million at December 31, 2020 and $4.5 million at December 31, 2019.

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

Leases: Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). At inception, we determine if an arrangement is or contains a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our payment obligation under the leasing arrangement. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Our asset retirement obligations were $42.6 million and $35.9 million at December 31, 2020 and 2019, respectively, which are included in “Other long-term liabilities” in our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2020, 2019 and 2018.

Intangibles, Goodwill and Long-lived Assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized, whereas intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value. The carrying amount of our intangible assets and goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill and intangible assets assigned to our Lubricants and Specialty Products segment.

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

See Note 11 for additional information regarding our goodwill and long-lived assets including impairment charges recorded during the years ended December 31, 2020 and 2019.

Equity Method Investments: We account for investments in which we have a noncontrolling interest, yet have significant influence over the entity, using the equity method of accounting, whereby we record our pro-rata share of earnings and contributions to and distributions from joint ventures as adjustments to our investment balance. HEP has a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”) and a 50% interest in Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”). HEP also accounts for Cushing Connect Terminal, a subsidiary of the Cushing Connect Pipeline & Terminal LLC joint venture, using the equity method of accounting, as HEP does not have the ability to direct the activities that most significantly impact the entity. As of December 31, 2020, HEP's underlying equity and recorded investment balances in the joint ventures are $93.2 million and $120.5 million respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

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

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $158.4 million, $141.9 million and $110.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Contingencies: We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We accrue for contingencies when it is probable that a loss has occurred and when the amount of that loss is reasonably estimable. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as inventory repurchase obligations that are subsequently reversed when the inventories are repurchased. For the years ended December 31, 2020, 2019 and 2018, we received proceeds of $44.9 million, $52.1 million and $51.2 million and subsequently repaid $46.4 million, $49.2 million and $52.5 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

Income Tax Accounting
In December 2019, ASU 2019-12, “Simplifying the Accounting for Income Taxes,” was issued which eliminates some exceptions to the general approach in ASC Topic 740 “Income Taxes” and also provides clarification of other aspects of ASC 740. We adopted this standard effective January 1, 2020 on a prospective basis, and it did not have a material affect on our financial condition, results of operations or cash flows for the periods presented.

Fair Value Measurements
In August 2018, ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement,” was issued which removed, modified and added certain disclosures for fair value measurements. We adopted this standard effective January 1, 2020, and it did not affect our financial condition, results of operations or cash flows.

Defined Benefit Plans
In August 2018, ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” was issued which removed disclosure requirements for (i) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and (ii) the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs and the benefit obligation for postretirement health care benefits. Additionally, a new disclosure required under this standard is an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. We adopted this standard effective December 31, 2020 with the updated disclosures in Note 18. The adoption of this standard had no impact on our financial condition, results of operations or cash flows.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this standard effective January 1, 2020, at which time our review of historic and expected credit losses resulted in a decrease of $3.2 million in our reserve for doubtful accounts. Based upon our assessment of the potential impact of current and forecasted conditions, we increased our reserve for doubtful accounts by $2.1 million during the the year ended December 31, 2020. Assumptions about the potential effects of the COVID-19 pandemic on our estimate of expected credit losses are inherently subjective and difficult to forecast. However, we believe that our current estimate of allowance for doubtful accounts to be reasonable based upon current information and forecasts.

NOTE 2:Acquisitions

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

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Sonneborn assets and liabilities as of the February 1, 2019 acquisition date, with the excess purchase price recorded as goodwill. This goodwill was assigned to our Lubricants and Specialty Products segment and is not deductible for income tax purposes.

Fair values were as follows: cash and cash equivalents $38.9 million, current assets $139.4 million, properties, plants and equipment $168.2 million, goodwill $282.3 million, intangibles and other noncurrent assets $231.5 million, current liabilities $47.9 million and deferred income tax and other long-term liabilities $110.8 million.

Intangibles included customer relationships, trademarks, patents and technical know-how totaling $214.6 million that are being amortized on a straight-line basis over a 12-year period.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Red Giant Oil assets and liabilities as of the August 1 acquisition date, with the excess purchase price recorded as goodwill assigned to our Lubricants and Specialty Products segment. This goodwill is deductible for income tax purposes. Fair values were as follows: current assets $14.4 million, properties and equipment $21.3 million, intangible assets $9.7 million, goodwill $10.8 million and current liabilities $2.0 million.

We incurred $2.0 million, $24.2 million and $3.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively, in incremental direct integration and regulatory costs that principally relate to legal, advisory, regulatory and other professional fees and are presented as selling, general and administrative expenses.

NOTE 3:Leases

Lessee

We have operating and finance leases for land, buildings, pipelines, storage tanks, transportation and other equipment for our operations. Our leases have remaining terms of one to 59 years, some of which include options to extend the leases for up to 10 years. Certain of our leases for pipeline assets include provisions for variable payments which are based on a measure of throughput and also contain a provision for the lessor to adjust the rate per barrel periodically over the life of the lease. These variable costs are not included in the initial measurement of ROU assets and lease liabilities.

The following table presents the amounts and balance sheet locations of our operating and financing leases recorded on our consolidated balance sheets.

	December 31,
	2020	2019
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$350,548	$467,109

Operating lease liabilities	97,937	104,415
Noncurrent operating lease liabilities	285,785	364,420
Total operating lease liabilities	$383,722	$468,835

Finance leases:
Properties, plants and equipment, at cost	$24,321	$13,406
Accumulated amortization	(5,713)	(6,233)
Properties, plants and equipment, net	$18,608	$7,173

Accrued liabilities	$1,916	$1,567
Other long-term liabilities	5,097	5,163
Total finance lease liabilities	$7,013	$6,730

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2020	2019

Weighted average remaining lease term (in years)
Operating leases	7.2	7.2
Finance leases	3.3	8.1

Weighted average discount rate
Operating leases	4.1%	4.0%
Finance leases	5.3%	5.2%

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Operating lease expense	$121,608	$112,770
Finance lease expense:
Amortization of right-of-use assets	4,400	1,543
Interest on lease liabilities	415	334
Variable lease cost	3,580	4,449
Total lease expense	$130,003	$119,096

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126,313	$116,980
Operating cash flows from finance leases	$415	$334
Financing cash flows from finance leases	$2,995	$1,551

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,823	$121,750
Finance leases	$4,085	$2,096

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2020, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance
	(In thousands)
2021	$109,756	$2,220
2022	91,172	1,651
2023	75,878	1,686
2024	51,859	1,209
2025	12,871	746
2025 and thereafter	116,502	349
Future minimum lease payments	458,038	7,861
Less: imputed interest	74,316	848
Total lease obligations	383,722	7,013
Less: current obligations	97,937	1,916
Long-term lease obligations	$285,785	$5,097

As of December 31, 2020, we have entered into certain leases that have not yet commenced. Such leases include a 2-year lease for petroleum tank storage, with estimated future lease payments of $2.6 million, expected to commence in the first quarter of 2021.

Lessor

Our consolidated statements of income reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and HEP believes these assets will continue to have value when the current agreements expire due to HEP's risk management strategy for protecting the residual fair value of the underlying assets by performing ongoing maintenance during the lease term.

One of HEP’s throughput agreements with Delek US Holdings, Inc. (“Delek”) was partially renewed during the year ended December 31, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, HEP recognized a gain on sales-type leases totaling $33.8 million during the year ended December 31, 2020. This sales-type lease transaction, including the related gain, was a non-cash transaction.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Lease income recognized was as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Operating lease revenues	$22,636	$33,242
Gain on sales-type leases	$33,834	$—
Sales-type lease interest income	$1,928	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$1,690	$—

For HEP’s sales-type leases, HEP included customer obligations related to minimum volume requirements in guaranteed minimum lease payments. Portions of HEP’s minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. HEP recognized any billings for throughput volumes in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.

Annual minimum undiscounted lease payments in which HEP is a lessor to third-party contracts as of December 31, 2020 were as follows:

	Operating	Sales-type
	(In thousands)
2021	$11,586	$2,955
2022	9,128	2,955
2023	9,000	2,955
2024	9,000	2,955
2025	2,512	2,955
Thereafter	—	27,335
Total lease payment receipts	$41,226	42,110
Less: imputed interest		(32,262)
		9,848
Unguaranteed residual assets at end of leases		25,182
Net investment in leases		$35,030

Net investment in sales-type leases recorded on our consolidated balance sheet was composed of the following:

December 31, 2020
(In thousands)
Lease receivables	$26,045
Unguaranteed residual assets	8,985
Net investment in leases	$35,030

NOTE 4:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. Additionally, as of December 31, 2020, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline under construction that will run from Cushing, Oklahoma to our Tulsa Refineries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

At December 31, 2020, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 80% of HEP’s total revenues for the year ended December 31, 2020. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline is expected to be placed in service during the second quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65.0 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by HEP.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2020, these agreements required minimum annualized payments to HEP of $351.1 million. However, subsequent to year end, these agreements were modified to account for the conversion of our Cheyenne Refinery to renewable diesel production, and as of January 1, 2021, require minimum annualized payments to HEP of $341.9 million.

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

HEP Common Unit Continuous Offering Program
In May 2016, HEP established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the year ended December 31, 2020, HEP did not issue any common units under this program. As of December 31, 2020, HEP has issued 2,413,153 common units under this program, providing $82.3 million in gross proceeds.

As a result of these transactions and resulting HEP ownership changes, we adjusted additional capital and equity attributable to HEP's noncontrolling interest holders to reallocate HEP's equity among its unitholders.

NOTE 5:Revenues

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

Disaggregated revenues were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$7,825,625	$12,952,899	$13,326,654
Specialty lubricant products (2)	1,657,344	1,864,450	1,636,859
Asphalt, fuel oil and other products (3)	672,371	1,025,663	985,234
Total refined product revenues	10,155,340	15,843,012	15,948,747
Excess crude oil revenues (4)	884,248	1,470,148	1,597,321
Transportation and logistic services	98,039	121,027	108,412
Other revenues (5)	46,016	52,391	60,186
Total sales and other revenues	$11,183,643	$17,486,578	$17,714,666

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$5,096,268	$8,424,191	$8,427,200
Southwest	2,310,432	3,621,273	3,772,278
Rocky Mountains	1,311,416	2,208,541	2,476,044
Northeast	552,069	578,932	339,407
Canada	616,683	721,169	732,321
Europe, Asia and Latin America	268,472	288,906	201,497
Total refined product revenues	$10,155,340	$15,843,012	$15,948,747

(1)Transportation fuels consist of gasoline, diesel and jet fuel. For the year ended December 31, 2020, $1.6 million is reported in our Corporate and Other segment.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenue include revenues attributable to our Refining, Lubricants and Specialty Products and Corporate and Other segments of $533.5 million, $135.4 million and $3.5 million respectively, for the year ended December 31, 2020. For the year ended December 31, 2019 such revenues attributable to our Refining and Lubricants and Specialty Products segments were $808.9 million and $216.8 million, respectively, and $822.6 million and $162.6 million, respectively, for the year ended December 31, 2018.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from the acquisition of Sonneborn on February 1, 2019. The following table presents changes to contract liabilities for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$4,652	$132	$179
Sonneborn acquisition	—	6,463	—
Increase	28,746	26,751	6,748
Recognized as revenue	(26,660)	(28,694)	(6,795)
Balance at December 31	$6,738	$4,652	$132

As of December 31, 2020, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	2021	2022	2023	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	19,318	13,771	12,795	11,698	57,582
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of December 31, 2020 are presented below:

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	2021	2022	2023	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$22,041	$11,053	$9,000	$11,512	$53,606

We have no customers which had accounted for over 10% of our annual revenues for the years ended December 31, 2020, 2019 or 2018.

NOTE 6:Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of derivative instruments.

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

The carrying amounts of derivative instruments at December 31, 2020 and 2019 were as follows:

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2020
Assets:
Commodity forward contracts	$275	$—	$275	$—
Total assets	$275	$—	$275	$—

Liabilities:
NYMEX futures contracts	$418	$418	$—	$—
Commodity price swaps	359	—	359	—
Commodity forward contracts	196	—	196	—
Foreign currency forward contracts	23,005	—	23,005	—
Total liabilities	$23,978	$418	$23,560	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Assets:
Commodity price swaps	$13,455	$—	$13,455	$—
Commodity forward contracts	4,133	—	4,133	—
Total assets	$17,588	$—	$17,588	$—

Liabilities:
NYMEX futures contracts	$2,578	$2,578	$—	$—
Commodity price swaps	1,230	—	1,230	—
Commodity forward contracts	3,685	—	3,685	—
Foreign currency forward contracts	6,722	—	6,722	—
Total liabilities	$14,215	$2,578	$11,637	$—

Level 1 Financial Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts are computed using quoted forward commodity prices. The fair value of foreign currency forward contracts are based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input.

Nonrecurring Fair Value Measurements
During the year ended December 31, 2020, we recognized goodwill and long-lived asset impairment charges based on fair value measurements utilized during our goodwill and long-lived asset impairment testing (see Note 11). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

During the year ended December 31, 2020, HEP recognized a gain on sales-type leases (see Note 4). The estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term were used in determining the net investment in leases and related recognized gain on sales-type leases. The asset valuation estimates included Level 3 inputs based on a replacement cost valuation method.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 7:Earnings Per Share

Basic earnings per share is calculated as net income (loss) attributable to HollyFrontier stockholders, adjusted for participating securities’ share in earnings divided by the average number of shares of common stock outstanding. Diluted earnings per share includes the incremental shares resulting from our restricted stock units and performance share units if the effect is dilutive. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) attributable to HollyFrontier stockholders:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$(601,448)	$772,388	$1,097,960
Participating securities’ share in earnings	1,811	1,034	3,714
Net income (loss) attributable to common shares	$(603,259)	$771,354	$1,094,246
Average number of shares of common stock outstanding	161,983	166,287	175,009
Effect of dilutive variable restricted stock units and performance share units (1)	—	1,098	1,652
Average number of shares of common stock outstanding assuming dilution	161,983	167,385	176,661
Basic earnings (loss) per share	$(3.72)	$4.64	$6.25
Diluted earnings (loss) per share	$(3.72)	$4.61	$6.19

(1) Excludes anti-dilutive restricted and performance share units of:	1,082	302	238

NOTE 8:Stock-Based Compensation

We have a principal share-based compensation plan (the “2020 Long-Term Incentive Plan”), which allows us to grant new equity awards until February 12, 2030. We also have a long-term incentive compensation plan which expired pursuant to its terms on December 31, 2020, but it will continue to govern outstanding equity awards granted thereunder. The compensation cost charged against income for these plans was $29.7 million, $41.5 million and $39.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $2.2 million, $2.5 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A summary of restricted stock unit activity during the year ended December 31, 2020 is presented below:

Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2020	1,101,781	$53.30
Granted	1,574,929	$22.20
Vested	(549,144)	$51.40
Forfeited	(89,971)	$53.66
Converted from performance share units	19,450	$38.13
Outstanding at December 31, 2020	2,057,045	$29.76	$53,175

For the years ended December 31, 2020, 2019 and 2018, restricted stock and restricted stock units vested having a grant date fair value of $28.2 million, $30.9 million and $30.0 million, respectively. For the years ended December 31, 2019 and 2018, we granted restricted stock units having a weighted average grant date fair value of $52.62 and $64.96, respectively. As of December 31, 2020, there was $40.4 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.7 years. For the years ended December 31, 2020, 2019 and 2018, we paid $1.3 million, $1.7 million and $0.1 million, respectively, in cash equal to the value of the stock award on the vest date to certain employees to settle 55,222, 32,648 and 2,481, respectively, restricted stock units.

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

A summary of performance share unit activity and changes during the year ended December 31, 2020 is presented below:

Performance Share Units	Grants

Outstanding at January 1, 2020	375,588
Granted	434,378
Vested	(124,303)
Forfeited	(31,009)
Converted to restricted stock units	(19,450)
Outstanding at December 31, 2020	635,204

For the year ended December 31, 2020, we issued 296,801 shares of common stock, representing a 150% payout on vested performance share units having a grant date fair value of $6.2 million. For the years ended December 31, 2019 and 2018, we issued common stock upon the vesting of the performance share units having a grant date fair value of $7.3 million and $8.8 million, respectively. As of December 31, 2020, there was $14.5 million of total unrecognized compensation cost related to non-vested performance share units having a grant date fair value of $35.45 per unit. That cost is expected to be recognized over a weighted-average period of 2.5 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 9:Inventories

Inventory consists of the following components:

	December 31,
	2020	2019
	(In thousands)
Crude oil	$451,967	$489,169
Other raw materials and unfinished products(1)	260,495	394,045
Finished products(2)	572,258	639,938
Lower of cost or market reserve	(318,862)	(240,363)
Process chemicals(3)	35,006	36,786
Repairs and maintenance supplies and other (4)	172,612	154,627
Total inventory	$1,173,476	$1,474,202

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $318.9 million and $240.4 million at December 31, 2020 and 2019, respectively. The December 31, 2019 market reserve of $240.4 million was reversed due to the sale of inventory quantities that gave rise to the 2019 reserve. A new market reserve of $318.9 million was established as of December 31, 2020 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $78.5 million for the year ended December 31, 2020, a decrease of $119.8 million for the year ended December 31, 2019 and an increase of $136.3 million for the year ended December 31, 2018.

At December 31, 2020, 2019 and 2018, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs. For the year ended December 31, 2020, we recognized a charge of $36.9 million to cost of products sold as we liquidated certain quantities of LIFO inventory at our Cheyenne Refinery that were carried at historical acquisition costs above market prices at the time of liquidation

During the three months ended September 30, 2019, the EPA granted the Cheyenne Refinery and the Woods Cross Refinery each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2018 calendar year end. As a result, the Cheyenne Refinery’s and the Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation (“RVO”) for 2018. In the third quarter of 2019, we increased our inventory of RINs and reduced our cost of products sold by $36.6 million representing the net cost of the RINs charge to cost of products sold in 2018, less the loss incurred for selling 2018 vintage RINs in excess of those which we can use subject to the 20% carryover limit.

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

NOTE 10:Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2020	2019
	(In thousands)
Land, buildings and improvements	$517,829	$447,547
Refining facilities	4,202,524	4,258,764
Pipelines and terminals	1,786,279	1,775,657
Transportation vehicles	26,715	27,214
Other fixed assets	400,159	540,953
Construction in progress	366,011	187,162
	7,299,517	7,237,297
Accumulated depreciation	(2,726,378)	(2,414,585)
	$4,573,139	$4,822,712

We capitalized interest attributable to construction projects of $4.1 million, $2.5 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Depreciation expense was $333.0 million, $334.2 million and $309.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 11:Goodwill, Long-lived Assets and Intangibles

Goodwill and long-lived assets
As of December 31, 2020, our goodwill balance was $2.3 billion. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following is a summary of our goodwill by segment:

	Refining	Lubricants and Specialty Products	HEP	Total
	(In thousands)
Balance at December 31, 2019
Goodwill	$2,042,790	$480,274	$312,873	$2,835,937
Accumulated impairment losses	(309,318)	(152,712)	—	(462,030)
	1,733,472	327,562	312,873	2,373,907

Foreign currency translation adjustment	—	1,895	—	1,895
Current year impairment losses	—	(81,867)	—	(81,867)

Balance at December 31, 2020
Goodwill	2,042,790	482,169	312,873	2,837,832
Accumulated impairment losses	(309,318)	(234,579)	—	(543,897)
	$1,733,472	$247,590	$312,873	$2,293,935

Goodwill and long-lived asset impairment testing
During the second quarter of 2020, we determined that indicators of potential goodwill and long-lived asset impairments were present and performed recoverability testing for long-lived assets and an interim test for goodwill impairment as of May 31, 2020. Impairment indicators included the recent economic slowdown caused by the COVID-19 pandemic, reductions in the prices of our finished goods and raw materials and the related decrease in our gross margins, as well as the recent decline in our market capitalization. Additionally, our second quarter announcement of the planned conversion of our Cheyenne Refinery to renewable diesel production was also considered a triggering event requiring assessment of potential impairments to the carrying value of our Cheyenne Refinery asset group. As a result of our long-lived asset recoverability testing, we determined that the carrying value of the long-lived assets of our Cheyenne Refinery and PCLI asset groups were not recoverable, and thus recorded long-lived asset impairment charges of $232.2 million and $204.7 million, respectively, in the second quarter of 2020. Our interim goodwill impairment testing indicated that there was no impairment of goodwill at our Refining and Lubricants and Specialty Products reporting units as of May 31, 2020. The estimated fair values of the Cheyenne Refinery and PCLI asset groups were determined using a combination of the income and cost approaches. The income approach was based on management’s best estimates of the expected future cash flows over the remaining useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and economic obsolescence. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

As of July 1, 2020, we performed our annual goodwill impairment testing quantitatively and determined there was no impairment of goodwill attributable to our reporting units at that time.

During the fourth quarter of 2020, we incurred long-lived asset impairment charges of $26.5 million for construction-in-progress, consisting primarily of engineering work for potential upgrades to certain processing units at our Tulsa and El Dorado Refineries. During the quarter, we concluded not to pursue these projects in light of recent economic and market conditions.

Additionally, in the fourth quarter of 2020, our annual budgeting process identified downward forecast revisions specific to the Sonneborn reporting unit within our Lubricants and Specialty Products segment; largely from declines in gross margin as compared to historic levels and an increase in forecasted capital expenditures. As such, we concluded it was more likely than not that the carrying value of the Sonneborn reporting unit exceeded its fair value, and we performed an interim quantitative test for goodwill impairment as of December 1, 2020. As a result of our impairment testing, we recognized a goodwill impairment charge of $81.9 million during the fourth quarter for the Sonneborn reporting unit. No other reporting units required an interim impairment test during the fourth quarter.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The estimated fair values of our reporting units tested quantitatively in the current year were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

There was no impairment of long-lived assets during the years ended December 31, 2019 and 2018.

During the year ended December 31, 2019, we recorded a goodwill impairment charge of $152.7 million to fully impair the goodwill of the PCLI reporting unit included in our Lubricants and Specialty Products segment. There was no impairment of goodwill during the year ended December 31, 2018.

A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived assets impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

Intangibles
The carrying amounts of our intangible assets presented in “Intangibles and other” in our consolidated balance sheet are as follows:

		December 31
	Useful Life	2020	2019
		(In thousands)
Customer relationships	10 - 20 years	$239,773	$245,479
Transportation agreements	30 years	59,933	59,933
Trademarks, patents and other	10 - 20 years	157,120	154,863
		456,826	460,275
Accumulated amortization		(122,024)	(86,768)
Total intangibles, net		$334,802	$373,507

Amortization expense was $34.1 million, $33.8 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively and expected to approximate $34.1 million for each of the next five years.

NOTE 12:Environmental

We expensed $7.1 million, $11.2 million and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $115.0 million and $117.7 million at December 31, 2020 and 2019, respectively, of which $94.0 million and $95.6 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 13:Debt

HollyFrontier Credit Agreement
We have a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2020, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.7 million under the HollyFrontier Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has a $300 million accordion. During the year ended December 31, 2020, HEP received advances totaling $258.5 million and repaid $310.5 million under the HEP Credit Agreement. At December 31, 2020, HEP was in compliance with all of its covenants, had outstanding borrowings of $913.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HEP Credit Agreement bears interest, at HEP's option, at either a reference rate announced by the administrative agent plus an applicable margin or at a rate equal to LIBOR plus an applicable margin. In each case, the applicable margin is based upon the ratio of HEP’s funded debt to earnings before interest, taxes, depreciation and amortization (as defined in the HEP Credit Agreement). The weighted average interest rates in effect on HEP’s Credit Agreement borrowings was 2.58%and 4.24% for December 31, 2020 and 2019, respectively.

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

As a result, as of December 31, 2020, our outstanding senior notes consist of $1.0 billion in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “5.875% Senior Notes”), the 2.625% Senior Notes and the 4.500% Senior Notes (collectively, the “HollyFrontier Senior Notes”). The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Financing Arrangements
In December 2018, certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for total cash received of $32.5 million. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $43.9 million and $40.0 million at December 31, 2020 and 2019, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

HEP Senior Notes
On February 4, 2020, HEP closed a private placement of $500.0 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing in February 2028 (the “HEP Senior Notes”). On February 5, 2020, HEP redeemed its existing $500.0 million aggregate principal amount of 6.0% senior notes maturing August 2024 at a redemption cost of $522.5 million. HEP recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized discount and financing costs of $3.4 million. HEP funded the $522.5 million redemption with proceeds from the issuance of its 5.0% senior notes and borrowing under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of December 31, 2020. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	December 31,
	2020	2019
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$—
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	—
	1,750,000	1,000,000

Unamortized discount and debt issuance costs	(12,885)	(6,391)

Total HollyFrontier long-term debt	1,737,115	993,609

HEP
HEP Credit Agreement	913,500	965,500

5.00% Senior Notes	500,000	—
6.00% Senior Notes	—	500,000
	500,000	500,000

Unamortized discount and debt issuance costs	(7,897)	(3,469)

Total HEP long-term debt	1,405,603	1,462,031

Total long-term debt	$3,142,718	$2,455,640

The fair values of the senior notes are as follows:

	December 31,
	2020	2019
	(In thousands)

HollyFrontier Senior Notes	$1,903,867	$1,127,610

HEP Senior Notes	$506,540	$522,045

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Principal maturities of long-term debt as of December 31, 2020 are as follows:

Years Ending December 31,	(In thousands)
2021	$—
2022	913,500
2023	350,000
2024	—
2025	—
Thereafter	1,900,000
Total	$3,163,500

NOTE 14:Derivative Instruments and Hedging Activities

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

Accounting Hedges
We have swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas. We also periodically have swap contracts to lock in basis spread differentials on forecasted purchases of crude oil and forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Years Ended December 31,			Income Statement Location	Years Ended December 31,
	2020	2019	2018		2020	2019	2018
(In thousands)
Commodity contracts	$(4,871)	$(5,349)	$11,221	Sales and other revenues	$(5,168)	$(1,799)	$(5,093)
				Cost of products sold	4,281	22,876	—
				Operating expenses	(1,717)	(1,364)	(962)
Total	$(4,871)	$(5,349)	$11,221		$(2,604)	$19,713	$(6,055)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil and swap contracts to lock in the crack spread of WTI and gasoline, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 13 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains / losses) recorded directly to income.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments		Years Ended December 31,
	Income Statement Location	2020	2019	2018
		(In thousands)
Commodity contracts	Cost of products sold	$18,646	$(8,475)	$16,655
	Interest expense	(4,250)	(6,427)	(198)
Foreign currency contracts	Gain on foreign currency transactions	(7,300)	(17,430)	41,834
	Total	$7,096	$(32,332)	$58,291

As of December 31, 2020, we have the following notional contract volumes related to outstanding derivative instruments (all maturing in 2021):

	Total Outstanding Notional	Unit of Measure
Derivatives designated as hedging instruments:
Natural gas price swaps - long	1,800,000	MMBTU

Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	160,000	Barrels
Forward gasoline and diesel contracts - long	195,000	Barrels
Foreign currency forward contracts	418,192,532	U. S. dollar
Forward commodity contracts (platinum)	40,867	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$359	$—	$359
	$—	$—	$—	$359	$—	$359

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$418	$—	$418
Commodity forward contracts	275	—	275	196	—	196
Foreign currency forward contracts	—	—	—	23,005	—	23,005
	$275	$—	$275	$23,619	$—	$23,619

Total net balance			$275			$23,978

Balance sheet classification:	Prepayment and other		$275	Accrued liabilities		$23,978

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2019
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230
	$7,526	$(1,784)	$5,742	$1,230	$—	$1,230

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,578	$—	$2,578
Commodity price swap contracts	7,713	—	7,713	—	—	—
Commodity forward contracts	4,133	—	4,133	3,685	—	3,685
Foreign currency forward contracts	—	—	—	6,722	—	6,722
	$11,846	$—	$11,846	$12,985	$—	$12,985

Total net balance			$17,588			$14,215

Balance sheet classification:	Prepayments and other		$17,588	Accrued liabilities		$12,985
				Other long-term liabilities		1,230
			$17,588			$14,215

At December 31, 2020, we had a pre-tax net unrealized loss of $0.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021, which assuming commodity prices remain unchanged will be effectively transferred from accumulated other comprehensive income into the statement of income as the hedging instruments contractually mature over the next twelve-month period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 15:Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current
Federal	$(59,452)	$187,134	$239,566
State	(5,391)	29,547	40,788
Foreign	9,423	3,805	(10,080)
Deferred
Federal	(64,836)	77,916	46,434
State	(52,872)	26,073	27,845
Foreign	(59,019)	(25,323)	2,690
	$(232,147)	$299,152	$347,243

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense (benefit) as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Tax computed at statutory rate	$(156,880)	$246,013	$320,138
Effect of the Tax Cuts and Jobs Act	—	—	(7,800)
State income taxes, net of federal tax benefit	(41,566)	47,259	56,936
Noncontrolling interest in net income	(21,799)	(25,494)	(20,215)
CARES Act benefits	(19,837)	—	—
Foreign rate differential	(14,294)	—	—
Effect of nondeductible goodwill impairment charge	16,573	32,069	—
Other	5,656	(695)	(1,816)
	$(232,147)	$299,152	$347,243

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(712,339)	$(712,339)
Lease obligation	94,447	—	94,447
Accrued employee benefits	21,819	—	21,819
Accrued post-retirement benefits	11,646	—	11,646
Accrued environmental costs	27,200	—	27,200
Hedging instruments	—	(903)	(903)
Inventory differences	—	(24,271)	(24,271)
Deferred turnaround costs	—	(85,326)	(85,326)
Net operating loss and tax credit carryforwards	51,227	—	51,227
Investment in HEP	—	(94,982)	(94,982)
Valuation allowance	—	(8,577)	(8,577)
Other	6,356	—	6,356
Total	$212,695	$(926,398)	$(713,703)

	December 31, 2019
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(809,966)	$(809,966)
Lease obligation	120,435	—	120,435
Accrued employee benefits	13,635	—	13,635
Accrued post-retirement benefits	11,027	—	11,027
Accrued environmental costs	28,708	—	28,708
Hedging instruments	—	(2,439)	(2,439)
Inventory differences	—	(43,500)	(43,500)
Deferred turnaround costs	—	(135,920)	(135,920)
Net operating loss and tax credit carryforwards	22,912	—	22,912
Investment in HEP	—	(95,037)	(95,037)
Valuation allowance	—	(4,600)	(4,600)
Other	5,475	—	5,475
Total	$202,192	$(1,091,462)	$(889,270)

We have Kansas income tax credits of $12.8 million and Oklahoma income tax credits of $5.5 million that can be carried forward 16 and 19 tax years, respectively. We also have net operating losses of $61.8 million in Luxembourg and $27.6 million in Canada. We have reflected a valuation allowance of $8.6 million in 2020 and $4.6 million in 2019 with respect to these net operating carry forwards that primarily relate to the losses in Luxembourg.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2020	2019	2018
		(In thousands)
Balance at January 1	$56,621	$53,752	$53,752
Additions for tax positions of prior years	6	2,893	—
Reductions for tax positions of prior years	(1,500)	(24)	—
Lapse of statute of limitations	(228)	—	—
Balance at December 31	$54,899	$56,621	$53,752

At December 31, 2020, 2019 and 2018, there were $54.9 million, $56.6 million, and $53.8 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

Approximately $53.7 million of the unrecognized tax benefits relates to claims filed with the IRS on the federal income tax treatment of refundable biodiesel/ethanol blending tax credits for certain prior years. The issues related to the claims are complex and uncertain, and we cannot conclude that it is more likely than not that we will sustain the claims. Therefore, no tax benefit has been recognized for the filed claims. During the next 12 months, it is reasonably possible that an ultimate resolution regarding these claims could reduce unrecognized tax benefits (due to possible court rulings in favor of the IRS).

We recognize interest and penalties relating to liabilities for unrecognized tax benefits as an element of tax expense. We have not recorded any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We are subject to U.S. and Canadian federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2015. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2016.

NOTE 16:Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2020, 2019 and 2018 are presented below:

	Years Ended December 31,
	2020	2019	2018

Common shares outstanding at January 1	161,846,525	172,121,491	177,407,622
Vesting of performance units	296,801	592,602	115,596
Vesting of restricted stock with performance feature	553,381	412,465	543,396
Forfeitures of restricted stock	—	(13,807)	(58,497)
Purchase of treasury stock (1)	(283,047)	(11,266,226)	(5,886,626)
Common shares outstanding at December 31	162,413,660	161,846,525	172,121,491

(1)Includes 283,047, 415,466 and 369,255 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of December 31, 2020, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2020, 2019 and 2018, we withheld shares of our common stock from certain employees in the amounts of $7.6 million, $21.9 million and $19.6 million, respectively. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 17:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2020
Net change in foreign currency translation adjustment	$6,226	$1,357	$4,869
Net unrealized loss on hedging instruments	(4,871)	(1,228)	(3,643)
Net change in pension and other post-retirement benefit obligations	(3,461)	(923)	(2,538)
Other comprehensive loss attributable to HollyFrontier stockholders	$(2,106)	$(794)	$(1,312)

Year Ended December 31, 2019
Net change in foreign currency translation adjustment	$13,337	$2,848	$10,489
Net unrealized loss on hedging instruments	(5,349)	(1,365)	(3,984)
Net change in pension and other post-retirement benefit obligations	(7,207)	(1,853)	(5,354)
Other comprehensive income attributable to HollyFrontier stockholders	$781	$(370)	$1,151

Year Ended December 31, 2018
Net change in foreign currency translation adjustment	$(38,227)	$(8,064)	$(30,163)
Net unrealized gain on hedging instruments	11,221	2,857	8,364
Net change in pension and other post-retirement benefit obligations	(1,507)	(378)	(1,129)
Other comprehensive loss attributable to HollyFrontier stockholders	$(28,513)	$(5,585)	$(22,928)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the income statement line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Income Statement Line Item
	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,168)	$(1,799)	$(5,093)	Sales and other revenues
	4,281	22,876	—	Cost of products sold
	(1,717)	(1,364)	(962)	Operating expenses
	(2,604)	19,713	(6,055)
	(664)	5,027	(1,544)	Income tax expense (benefit)
	(1,940)	14,686	(4,511)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	422	—	—	Other, net
	108	—	—	Income tax expense
	314	—	—	Net of tax

Post-retirement healthcare obligations	3,564	3,587	3,481	Other, net
	909	915	888	Income tax expense
	2,655	2,672	2,593	Net of tax

Retirement restoration plan	(22)	(6)	(27)	Other, net
	(6)	(2)	(7)	Income tax benefit
	(16)	(4)	(20)	Net of tax

Total reclassifications for the period	$1,013	$17,354	$(1,938)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2020	2019
	(In thousands)
Foreign currency translation adjustment	$2,682	$(2,187)
Unrealized loss on pension obligations	(248)	(1,733)
Unrealized gain on post-retirement benefit obligations	11,310	15,333
Unrealized gain (loss) on hedging instruments	(282)	3,361
Accumulated other comprehensive income	$13,462	$14,774

NOTE 18:Pension and Post-retirement Plans

Certain PCLI employees are participants in union and non-union pension plans which are closed to new entrants. It is our intention that, effective June 30, 2022, no additional benefits will be accrued under these plans, and the plans will become frozen and employees will be transitioned to a defined contribution plan. Accordingly, these changes have been accounted for as curtailments and contractual termination benefits. In addition, Sonneborn employees in the Netherlands have a defined benefit pension plan which was frozen and all plan participants became inactive in 2016. The plan assets are in the form of a third-party insurance contract that is valued based on the assets held by the insurer and insures a value which approximates the accrued benefits related to the plan’s accumulated benefit obligation. At that time, a new plan was established to provide future indexation benefits to participants who had accrued benefits under the expiring arrangements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our PCLI pension plans for the years ended December 31, 2020 and 2019, and for our Sonneborn Netherlands plans for the period February 1, 2019 to December 31, 2019 and for the year ended December 31, 2020:

	Years Ended December 31,
	2020	2019
	(In thousands)
Change in plans' benefit obligations
Pension plans benefit obligation - beginning of period	$110,410	$64,435
Acquisition of Sonneborn	—	31,686
Service cost	3,929	4,135
Interest cost	2,772	3,026
Actuarial loss	8,391	5,161
Benefits paid	(1,558)	(1,132)
Curtailment	(4,078)	—
Contractual termination benefits	915	—
Transfer from other plans	479	330
Foreign currency exchange rate changes	5,360	2,769
Pension plans benefit obligation - end of year	$126,620	$110,410

Change in pension plans assets
Fair value of plans assets - beginning of period	$105,358	$62,462
Acquisition of Sonneborn	—	29,376
Return on plans assets	10,936	7,947
Employer contributions	3,487	3,681
Benefits paid	(1,558)	(1,132)
Transfer payments	479	330
Foreign currency exchange rate changes	5,248	2,694
Fair value of plans assets - end of year	$123,950	$105,358

Funded status
Under-funded balance	$(2,670)	$(5,052)

Amounts recognized in consolidated balance sheets
Other long-term liabilities	$(2,670)	$(5,052)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$1,658	$3,155

The accumulated benefit obligation was $119.2 million and $100.5 million at December 31, 2020 and 2019, respectively, which are also the measurement dates used for our pension plans.

The following tables provide information regarding pension plans with a projected benefit obligation and accumulated benefit obligation in excess of the fair value of plan assets:

	December 31,
	2020	2019
	(In thousands)
Projected benefit obligation	$79,866	$110,410
Fair value of plan assets	$77,035	$105,358

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	December 31,
	2020	2019
	(In thousands)
Accumulated benefit obligation	$41,654	$36,001
Fair value of plan assets	$39,105	$33,509

The weighted average assumptions used to determine end of period benefit obligations for the PCLI plans for the years ended December 31, 2020 and 2019 were discount rates of 2.60% and 3.10%, respectively, and rates of future compensation increases of 3.00% for each year. For the years ended December 31, 2020 and 2019, the weighted average assumption used to determine end of period benefit obligations for Sonneborn were discount rates of 1.10% and 1.50%, respectively.

Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Service cost - benefit earned during the period	$3,929	$4,135	$4,420
Interest cost on projected benefit obligations	2,772	3,026	2,249
Expected return on plans assets	(4,578)	(3,840)	(3,464)
Amortization of gain	(422)	—	—
Curtailment	(137)	—	—
Contractual termination benefits	915	—	—
Net periodic pension expense	$2,479	$3,321	$3,205

The components, other than service cost, of our net periodic pension expense are recorded in Other, net in our consolidated statements of income.

At December 31, 2020 and 2019, PCLI's pension plans assets were allocated as follows:

	Percentage of Plan Assets at Year End
	December 31, 2020	December 31, 2019
Asset Category
Canadian equities	42%	47%
Fixed income	57%	29%
Real estate and infrastructure	—%	14%
Other	1%	9%
Cash	—%	1%
Total	100%	100%

At December 31, 2020, these fair values are based on Level 2 inputs. See Note 6 for additional information on Level 2 inputs.

The expected long-term rate of return on plan assets is 3.00% for the PCLI pension plans, and is based on a target investment mix of 16% Canadian equities, 75% fixed income, 5% real estate and infrastructure and 4% other.

We expect to contribute $3.5 million to the PCLI and Sonneborn pensions plans in 2021. Benefit payments, which reflect expected future service, are expected to be paid as follows: $2.1 million in 2021, $2.5 million in 2022, $3.0 million in 2023, $3.3 million in 2024, $3.8 million in 2025 and $24.5 million in 2026 to 2030.

Post-retirement Healthcare Plans
We have post-retirement healthcare and other benefits plans that are available to certain of our employees who satisfy certain age and service requirements. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by this plan at December 31, 2020.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$31,273	$26,880
Sonneborn acquisition	—	877
Service cost	1,616	1,582
Interest cost	870	1,029
Benefits paid	(1,766)	(2,028)
Actuarial loss	1,131	2,412
Foreign currency exchange rate changes	354	521
Post-retirement plans' benefit obligation - end of year	$33,478	$31,273

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	1,742	2,003
Participant contributions	24	25
Benefits paid	(1,766)	(2,028)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(33,478)	$(31,273)

Amounts recognized in consolidated balance sheets
Accrued liabilities	$(1,946)	$(1,817)
Other long-term liabilities	(31,532)	(29,456)
	$(33,478)	$(31,273)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$(1,523)	$(197)
Prior service credit	18,511	21,992
Total	$16,988	$21,795

Benefit payments, which reflect expected future service, are expected to be paid as follows: $1.9 million in 2021; $1.9 million in 2022; $1.9 million in 2023; $1.9 million in 2024; $1.9 million in 2025; and $9.2 million in 2026 through 2030.

The weighted average assumptions used to determine end of period benefit obligations:

December 31,
	2020	2019

Discount rate	1.88%-2.60%	2.94% - 3.20%
Current health care trend rate	5.50%-6.00%	6.00% - 6.50%
Ultimate health care trend rate	4.50%-5.00%	4.50% - 5.00%
Year rate reaches ultimate trend rate	2022-2023	2022 - 2023

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Service cost – benefit earned during the year	$1,616	$1,582	$1,648
Interest cost on projected benefit obligations	870	1,029	938
Amortization of prior service credit	(3,481)	(3,481)	(3,481)
Amortization of gain	(83)	(106)	—
Net periodic post-retirement credit	$(1,078)	$(976)	$(895)

The components, other than service cost, of our net periodic post-retirement credit are recorded in Other, net in our consolidated statements of income. Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million for each of the years ended December 31, 2020, 2019 and 2018 in connection with this plan. The accrued liability reflected in the consolidated balance sheets was $2.5 million and $2.4 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, the projected benefit obligation under this plan was $2.5 million. Annual benefit payments of $0.2 million are expected to be paid through 2030, which reflect expected future service.

Defined Contribution Plans
We have defined contribution plans that cover substantially all qualified employees in the U.S, Canada and the Netherlands. Our contributions are based on an employee's eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $43.3 million, $30.3 million and $19.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with these plans.

NOTE 19:Contingencies and Contractual Commitments

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

We filed a business interruption claim with our insurance carriers related to a loss at our Woods Cross Refinery that occurred in the first quarter 2018. During the year ended December 31, 2020, we reached a final settlement agreement regarding the amounts owed to us pursuant to our business interruption coverage, and we recognized a gain of $81.0 million, which is reflected in our Corporate and Other segment.

During 2017, 2018 and 2019, the EPA granted the Cheyenne Refinery and Woods Cross Refinery each a one-year small refinery exemption from the RFS program requirements for the 2016, 2017 and 2018, respectively, calendar years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production are not subject to the RVO for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Various subsidiaries of HollyFrontier are currently intervenors in three lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. On January 24, 2020, in the first of these lawsuits, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court appealing the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier's petition. We anticipate a decision from the Supreme Court in June 2021. We expect that we will not know what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions until after the Supreme Court's decision in this matter. The second lawsuit is before the Tenth Circuit. The matter is fully briefed and remains pending before that court. The third lawsuit is before the DC Circuit. Briefing of the issues before the court commenced on December 7, 2020; however, in light of the Supreme Court's decision to hear HollyFrontier's appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. In December 2020, various subsidiaries of HollyFrontier also filed a petition for review in the DC Circuit challenging the EPA's denial of small refinery exemption petitions for years prior to 2016. The petition was consolidated with petitions from eight other refining companies challenging the same decision. In light of the Supreme Court's decision to hear HollyFrontier's appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. We are unable to estimate the costs we may incur, if any, at this time. It is too early to assess how the matter currently on appeal to the U.S. Supreme Court will impact future small refinery exemptions or whether the remaining cases are expected to have any impact on us.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021. As of December 31, 2020, we had no enforceable right to collect any of the settlement. Accordingly, recognition of a gain occurred when the uncertainties were resolved, and we held an enforceable right to collect on February 2, 2021.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2021 through 2025.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2021 through 2039. At December 31, 2020, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2021	$129,661
2022	113,288
2023	113,360
2024	112,884
2025	113,669
Thereafter	580,889
Total	$1,163,751

Transportation and storage costs incurred under these agreements totaled $139.0 million, $144.8 million and $143.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 20:Segment Information

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

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo and Woods Cross Refineries and HFC Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma. The Refining segment also included the operations of the Cheyenne Refinery until it permanently ceased petroleum refining operations during the third quarter of 2020.

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America and Red Giant Oil, one of the largest suppliers of locomotive engine oil in North America. Also, effective with our acquisition that closed February 1, 2019, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe..

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interest in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (2)	Consolidated Total
	(In thousands)
Year Ended December 31, 2020
Sales and other revenues:
Revenues from external customers	$9,286,658	$1,792,745	$98,039	$6,201	$11,183,643
Intersegment revenues	252,531	10,465	399,809	(662,805)	—
	$9,539,189	$1,803,210	$497,848	$(656,604)	$11,183,643
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$8,439,680	$1,271,287	$—	$(552,162)	$9,158,805
Lower of cost or market inventory valuation adjustment	$82,214	$—	$—	$(3,715)	$78,499
Operating expenses	$988,045	$216,068	$147,692	$(51,528)	$1,300,277
Selling, general and administrative expenses	$127,298	$157,816	$9,989	$18,497	$313,600
Depreciation and amortization	$324,617	$80,656	$95,445	$20,194	$520,912
Goodwill and long-lived asset impairments (1)	$241,760	$286,575	$16,958	$—	$545,293
Income (loss) from operations	$(664,425)	$(209,192)	$227,764	$(87,890)	$(733,743)
Earnings of equity method investments	$—	$—	$6,647	$—	$6,647
Capital expenditures	$152,726	$32,473	$59,283	$85,678	$330,160
Total assets	$6,203,847	$1,864,313	$2,198,478	$1,240,226	$11,506,864

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2019
Sales and other revenues:
Revenues from external customers	$15,284,110	$2,081,221	$121,027	$220	$17,486,578
Intersegment revenues	312,678	11,307	411,750	(735,735)	—
	$15,596,788	$2,092,528	$532,777	$(735,515)	$17,486,578
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$12,980,506	$1,580,036	$—	$(642,158)	$13,918,384
Lower of cost or market inventory valuation adjustment	$(119,775)	$—	$—	$—	$(119,775)
Operating expenses	$1,095,488	$231,523	$161,996	$(94,955)	$1,394,052
Selling, general and administrative expenses	$120,518	$168,595	$10,251	$54,872	$354,236
Depreciation and amortization	$309,932	$88,781	$96,706	$14,506	$509,925
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$1,210,119	$(129,119)	$263,824	$(67,780)	$1,277,044
Earnings of equity method investments	$—	$—	$5,180	$—	$5,180
Capital expenditures	$199,002	$40,997	$30,112	$23,652	$293,763
Total assets	$7,189,094	$2,223,418	$2,205,437	$546,892	$12,164,841

Year Ended December 31, 2018
Sales and other revenues:
Revenues from external customers	$15,806,304	$1,799,506	$108,412	$444	$17,714,666
Intersegment revenues	370,259	13,197	397,808	(781,264)	—
	$16,176,563	$1,812,703	$506,220	$(780,820)	$17,714,666
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$13,250,849	$1,381,540	$—	$(691,607)	$13,940,782
Lower of cost or market inventory valuation adjustment	$136,305	$—	$—	$—	$136,305
Operating expenses	$1,055,209	$167,820	$146,430	$(83,621)	$1,285,838
Selling, general and administrative expenses	$113,641	$143,750	$11,041	$21,992	$290,424
Depreciation and amortization	$284,439	$43,255	$98,492	$11,138	$437,324
Income (loss) from operations	$1,336,120	$76,338	$250,257	$(38,722)	$1,623,993
Earnings of equity method investments	$—	$—	$5,825	$—	$5,825
Capital expenditures	$202,791	$37,448	$54,141	$16,649	$311,029
Total assets	$6,465,155	$1,506,209	$2,142,027	$881,210	$10,994,601

(1) The results of our HEP reportable segment for the year ended December 31, 2020 include a long-lived asset impairment charge attributed to HEP’s logistics assets at our Cheyenne Refinery.

(2) For the year ended December 31, 2020, Corporate and Other includes $3.9 million of operating expenses and $65.1 million of capital expenditures related to the construction of our renewable diesel units. Also, for the year ended December 31, 2020, Corporate and Other includes $14.0 million of decommissioning and other shutdown costs related to our Cheyenne Refinery. In addition, for the year ended December 31, 2020, Corporate and Other includes $11.4 million in other operating costs related to our Cheyenne facility.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 21:Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share data)
Year Ended December 31, 2020
Sales and other revenues	$3,400,545	$2,062,930	$2,819,400	$2,900,768	$11,183,643
Operating costs and expenses	$3,810,847	$2,252,906	$2,846,618	$3,007,015	$11,917,386
Loss from operations (1) (2)	$(410,302)	$(189,976)	$(27,218)	$(106,247)	$(733,743)
Income (loss) before income taxes	$(455,452)	$(181,318)	$27,918	$(138,194)	$(747,046)
Net loss attributable to HollyFrontier stockholders	$(304,623)	$(176,677)	$(2,401)	$(117,747)	$(601,448)

Net loss per share - basic	$(1.88)	$(1.09)	$(0.01)	$(0.73)	$(3.72)
Net loss per share - diluted	$(1.88)	$(1.09)	$(0.01)	$(0.73)	$(3.72)
Dividends per common share	$0.35	$0.35	$0.35	$0.35	$1.40
Average number of shares of common stock outstanding:
Basic	161,873	161,889	162,015	162,151	161,983
Diluted	161,873	161,889	162,015	162,151	161,983

Year Ended December 31, 2019
Sales and other revenues	$3,897,247	$4,782,615	$4,424,828	$4,381,888	$17,486,578
Operating costs and expenses	$3,507,906	$4,450,874	$3,998,049	$4,252,705	$16,209,534
Income from operations (3)(4)	$389,341	$331,741	$426,779	$129,183	$1,277,044
Income before income taxes	$363,991	$306,153	$401,001	$100,359	$1,171,504

Net income attributable to HollyFrontier stockholders	$253,055	$196,915	$261,813	$60,605	$772,388
Net income per share - basic	$1.48	$1.16	$1.60	$0.38	$4.64
Net income per share - diluted	$1.47	$1.15	$1.58	$0.37	$4.61
Dividends per common share	$0.33	$0.33	$0.33	$0.35	$1.34
Average number of shares of common stock outstanding:
Basic	170,851	169,356	163,676	161,398	166,287
Diluted	172,239	170,547	165,011	162,898	167,385

(1) For 2020, loss from operations reflects non-cash lower of cost or market inventory valuation charges of $560.5 million for the first quarter, and benefits of $269.9 million, $62.8 million and $149.2 million for the second, third and fourth quarters, respectively.

(2) For 2020, loss from operations reflects non-cash long-lived asset impairment charges of $436.9 million in the second quarter and goodwill and long-lived asset impairment charges of $108.4 million in the fourth quarter.

(3) For 2019, income from operations reflects non-cash lower of cost or market inventory valuation benefits of $232.3 million for the first quarter, and charges of $47.8 million, $34.1 million and $30.7 million for the second, third and fourth quarters, respectively.

(4) For 2019, income from operations reflects goodwill impairment charges of $152.7 million in the second quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions,as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2020 that would need to be reported on Form 8-K that have not previously been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2021 and is incorporated herein by reference.

Table of Content
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2021 and is incorporated herein by reference.

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

(3)    Exhibits

Filed or furnished, as applicable, as part of this Form 10-K are the following exhibits:

Table of Content

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

2.6
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

3.2*	Amended and Restated Bylaws of HollyFrontier Corporation.

4.1
Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.2
Supplemental Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.3
Second Supplemental Indenture, dated as of September 28, 2020, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K dated September 28, 2020, File No. 1-03876).

4.4
Indenture, dated February 4, 2020, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed February 4, 2020, File No. 1-32225).

4.5*	Description of Capital Stock pursuant to Item 601(b)(4) of Reg. S-K.

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

Table of Content

Exhibit Number	Description

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

10.6
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

10.7
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

10.8
Third Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement entered into as of February 8, 2021, effective as of January 1, 2021, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-03876).

10.9
Twenty-First Amended and Restated Omnibus Agreement, entered into as of February 8, 2020, effective as of January 1, 2021, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.10
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.11
First Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of February 16, 2017, among HollyFrontier Corporation, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 21, 2017, File No. 1-03876).

10.12
Release of Subsidiary Guarantee, dated December 29, 2015, by and among HollyFrontier Corporation and Union Bank, N.A. (incorporated by reference to Exhibit 10.40 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, File No. 1-03876).

10.13
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, HollyFrontier Holdings LLC and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-03876).

10.14
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

10.15
Seventh Amended and Restated Master Throughput Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.16
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.17
Fourth Amended and Restated Services and Secondment Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.18
Sixth Amended and Restated Master Lease and Access Agreement, dated as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.19
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.20
Amendment to Master Tolling Agreement (Refinery Assets), dated effective January 1, 2017, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-03876).

10.21
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

10.22
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

10.23
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03846).

10.24
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed August 10, 2016, File No. 1-03876).

10.25
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa, LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

10.26
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.27
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

Table of Content

Exhibit Number	Description

10.28+
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

10.29+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.30+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.31+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.32+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.33+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.34+	HollyFrontier Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K for filed May 15, 2020, File No. 1-03876).

10.35+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

10.36+
HollyFrontier Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-8 filed June 1, 2020, File No. 333-238835).

10.37+
HollyFrontier Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-03876).

10.38+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.54 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-03876).

10.39+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-03876).

10.40+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

10.41+*	Form of Performance Share Unit Agreement.

10.42+*	Form of Restricted Stock Unit Agreement (for non-employee directors).

10.43+*	Form of Notice of Grant of Restricted Stock Units (for non-employee directors).

10.44+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. File No. 1-03876).

10.45+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.62 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. File No. 1-03876).

10.46+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2019. File No. 1-03876).

Table of Content

Exhibit Number	Description

10.47+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

10.48+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-03876).

10.49+*	Form of Restricted Stock Unit Agreement (for employees).

10.50+*	Form of Notice of Grant of Restricted Stock Units (for employees).

10.51+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.52+
Form of HollyFrontier Corporation Indemnification Agreement to be entered into with officers and directors of HollyFrontier Corporation and its subsidiaries (incorporated by reference to Exhibit 10.2 of registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File no. 1-03876).

10.53+
Amended and Restated Consulting Agreement and Release, dated June 30, 2020, by and between HollyFrontier Corporation, HollyFrontier Payroll Services, Inc. and James Stump (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 1-03876).

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 24, 2021	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chief Executive Officer, President	February 24, 2021
Michael C. Jennings	and Director

/s/ Richard L. Voliva III	Executive Vice President and	February 24, 2021
Richard L. Voliva III	Chief Financial Officer
(Principal Financial Officer)

/s/ Indira Agarwal	Vice President, Controller and	February 24, 2021
Indira Agarwal	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 24, 2021
Franklin Myers

/s/ Anne-Marie N. Ainsworth	Director	February 24, 2021
Anne-Marie N. Ainsworth

/s/ Douglas Y. Bech	Director	February 24, 2021
Douglas Y. Bech

/s/ Anna C. Catalano	Director	February 24, 2021
Anna C. Catalano

/s/ Leldon Echols	Director	February 24, 2021
Leldon Echols

/s/ Manuel J. Fernandez	Director	February 24, 2021
Manuel J. Fernandez

/s/ R. Craig Knocke	Director	February 24, 2021
R. Craig Knocke

/s/ Robert J. Kostelnik	Director	February 24, 2021
Robert J. Kostelnik

/s/ James H. Lee	Director	February 24, 2021
James H. Lee

/s/ Michael E. Rose	Director	February 24, 2021
Michael E. Rose