Form 10-Q
period 2021-03-31
HollyFrontier Corp
filed 2021-05-05
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
162,442,987 shares of Common Stock, par value $.01 per share, were outstanding on April 30, 2021.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•our ability to successfully close the pending Puget Sound refinery transaction, or, once closed, integrate the operation of the Puget Sound refinery with our existing operations;
•the extraordinary market environment and effects of the COVID-19 pandemic, including a significant decline in demand for refined petroleum products in markets that we serve;
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
•the effects of current and/or future governmental and environmental regulations and policies, including the effects of current and/or future restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
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
•continued deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and/or additional long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Table of Content
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$19,753 and $21,990, respectively)	$1,193,428	$1,368,318

Accounts receivable: Product and transportation (HEP: $17,451 and $14,543, respectively)	687,154	590,526
Crude oil resales	91,613	39,510
	778,767	630,036
Inventories: Crude oil and refined products	1,436,602	989,296
Materials, supplies and other (HEP: $976 and $895, respectively)	180,246	184,180
	1,616,848	1,173,476
Income taxes receivable	65,274	91,348
Prepayments and other (HEP: $4,718 and $8,591, respectively)	45,959	47,583
Total current assets	3,700,276	3,310,761

Properties, plants and equipment, at cost (HEP: $2,141,710 and $2,119,295, respectively)	7,441,262	7,299,517
Less accumulated depreciation (HEP: $(660,692) and $(644,149), respectively)	(2,799,243)	(2,726,378)
	4,642,019	4,573,139
Operating lease right-of-use assets (HEP: $71,766 and $72,480, respectively)	340,514	350,548

Other assets: Turnaround costs	308,726	314,816
Goodwill (HEP: $312,873 and $312,873, respectively)	2,293,422	2,293,935
Intangibles and other (HEP: $218,893 and $224,430, respectively)	649,860	663,665
	3,252,008	3,272,416
Total assets	$11,934,817	$11,506,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $30,320 and $28,565, respectively)	$1,266,690	$1,000,959
Income taxes payable	12,424	1,801
Operating lease liabilities (HEP: $3,867 and $3,827, respectively)	95,898	97,937
Accrued liabilities (HEP: $13,660 and $29,518, respectively)	382,296	274,459
Total current liabilities	1,757,308	1,375,156

Long-term debt (HEP: $1,388,335 and $1,405,603, respectively)	3,126,091	3,142,718
Noncurrent operating lease liabilities (HEP: $68,273 and $68,454, respectively)	275,382	285,785
Deferred income taxes (HEP: $451 and $449, respectively)	671,241	713,703
Other long-term liabilities (HEP: $48,504 and $55,105, respectively)	266,749	267,299

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,046,051 shares issued as of March 31, 2021 and December 31, 2020	2,560	2,560
Additional capital	4,216,816	4,207,672
Retained earnings	4,003,733	3,913,179
Accumulated other comprehensive income	4,658	13,462
Common stock held in treasury, at cost – 93,603,064 and 93,632,391 shares as of March 31, 2021 and December 31, 2020, respectively	(2,968,580)	(2,968,512)
Total HollyFrontier stockholders’ equity	5,259,187	5,168,361
Noncontrolling interest	578,859	553,842
Total equity	5,838,046	5,722,203
Total liabilities and equity	$11,934,817	$11,506,864

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2021 and December 31, 2020. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Sales and other revenues	$3,504,293	$3,400,545
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,960,305	2,693,726
Lower of cost or market inventory valuation adjustment	(200,037)	560,464
	2,760,268	3,254,190
Operating expenses (exclusive of depreciation and amortization)	399,909	328,345
Selling, general and administrative expenses (exclusive of depreciation and amortization)	81,975	87,737
Depreciation and amortization	124,079	140,575
Total operating costs and expenses	3,366,231	3,810,847
Income (loss) from operations	138,062	(410,302)
Other income (expense):
Earnings of equity method investments	1,763	1,714
Interest income	1,031	4,073
Interest expense	(38,386)	(22,639)
Gain on tariff settlement	51,500	—
Loss on early extinguishment of debt	—	(25,915)
Loss on foreign currency transactions	(1,317)	(4,233)
Other, net	1,890	1,850
	16,481	(45,150)
Income (loss) before income taxes	154,543	(455,452)
Income tax expense (benefit):
Current	11,165	(11,440)
Deferred	(39,472)	(150,726)
	(28,307)	(162,166)
Net income (loss)	182,850	(293,286)
Less net income attributable to noncontrolling interest	34,633	11,337
Net income (loss) attributable to HollyFrontier stockholders	$148,217	$(304,623)
Earnings (loss) per share:
Basic	$0.90	$(1.88)
Diluted	$0.90	$(1.88)
Average number of common shares outstanding:
Basic	162,479	161,873
Diluted	162,479	161,873

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$182,850	$(293,286)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,863)	(21,586)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(18,517)	(6,748)
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	13,875	(6,576)
Net unrealized loss on hedging instruments	(4,642)	(13,324)
Pension and other post-retirement benefit obligations:
Actuarial loss on pension plans	—	(45)
Pension plans gain reclassified to net income	(101)	—
Actuarial gain on post-retirement healthcare plans	—	3
Post-retirement healthcare plans gain reclassified to net income	(838)	—
Retirement restoration plan loss reclassified to net income	9	—
Net change in pension and other post-retirement benefit obligations	(930)	(42)
Other comprehensive loss before income taxes	(11,435)	(34,952)
Income tax benefit	(2,631)	(8,029)
Other comprehensive loss	(8,804)	(26,923)
Total comprehensive income (loss)	174,046	(320,209)
Less noncontrolling interest in comprehensive income	34,633	11,337
Comprehensive income (loss) attributable to HollyFrontier stockholders	$139,413	$(331,546)

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$182,850	$(293,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,079	140,575
Lower of cost or market inventory valuation adjustment	(200,037)	560,464
Earnings of equity method investments, inclusive of distributions	(617)	(1,164)
Loss on early extinguishment of debt	—	25,915
Gain on sale of assets	(425)	(312)
Deferred income taxes	(39,472)	(150,726)
Equity-based compensation expense	9,770	6,330
Change in fair value – derivative instruments	3,783	(41,641)
(Increase) decrease in current assets:
Accounts receivable	(145,891)	301,535
Inventories	(241,238)	(50,468)
Income taxes receivable	25,844	(816)
Prepayments and other	3,830	6,741
Increase (decrease) in current liabilities:
Accounts payable	266,163	(328,222)
Income taxes payable	10,335	(11,056)
Accrued liabilities	95,041	16,892
Turnaround expenditures	(24,817)	(38,653)
Other, net	(6,872)	47,990
Net cash provided by operating activities	62,326	190,098

Cash flows from investing activities:
Additions to properties, plants and equipment	(116,743)	(64,807)
Additions to properties, plants and equipment – HEP	(33,218)	(18,942)
Investment in equity company - HEP	—	(2,345)
Distributions in excess of equity earnings	2,897	—
Net cash used for investing activities	(147,064)	(86,094)

Cash flows from financing activities:
Borrowings under credit agreements	73,000	112,000
Repayments under credit agreements	(90,500)	(67,000)
Proceeds from issuance of senior notes - HEP	—	500,000
Redemption of senior notes - HEP	—	(522,500)
Purchase of treasury stock	(12)	(1,062)
Dividends	(57,663)	(57,248)
Distributions to noncontrolling interests	(19,977)	(33,918)
Contributions from noncontrolling interests	6,332	7,304
Payments on finance leases	(673)	(410)
Deferred financing costs	—	(8,478)
Other, net	(68)	(145)
Net cash used for financing activities	(89,561)	(71,457)

Effect of exchange rate on cash flow	(591)	(8,583)

Cash and cash equivalents:
Increase (decrease) for the period	(174,890)	23,964
Beginning of period	1,368,318	885,162
End of period	$1,193,428	$909,126

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(18,532)	$(26,707)
Income taxes, net	$24,649	$(1,201)
Decrease in accrued and unpaid capital expenditures	$(2,816)	$(9,914)

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	148,217	—	—	34,633	182,850
Dividends ($0.35 declared per common share)	—	—	(57,663)	—	—	—	(57,663)
Distributions to noncontrolling interest holders	—	—	—	—	—	(19,977)	(19,977)
Other comprehensive loss, net of tax	—	—	—	(8,804)	—	—	(8,804)
Issuance of common stock under incentive compensation plans	—	56	—	—	(56)	—	—
Equity-based compensation	—	9,088	—	—	—	682	9,770
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Purchase of HEP units for restricted grants	—	—	—	—	—	(68)	(68)
Contributions from noncontrolling interests	—	—	—	—	—	9,747	9,747
Balance at March 31, 2021	$2,560	$4,216,816	$4,003,733	$4,658	$(2,968,580)	$578,859	$5,838,046

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(304,623)	—	—	11,337	(293,286)
Dividends ($0.35 declared per common share)	—	—	(57,248)	—	—	—	(57,248)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,918)	(33,918)
Other comprehensive loss, net of tax	—	—	—	(26,923)	—	—	(26,923)
Issuance of common stock under incentive compensation plans	—	(2,037)	—	—	2,037	—	—
Equity-based compensation	—	5,824	—	—	—	506	6,330
Purchase of treasury stock	—	—	—	—	(1,062)	—	(1,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(145)	(145)
Contributions from noncontrolling interests	—	—	—	—	—	7,304	7,304
Balance at March 31, 2020	$2,560	$4,208,334	$4,382,249	$(12,149)	$(2,986,833)	$516,317	$6,110,478

See accompanying notes.

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

As of March 31, 2021, we:
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
•owned and operated manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products for our Sonneborn business, such as white oils, petrolatums and waxes;
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

On May 4, 2021, HollyFrontier Puget Sound Refining LLC (the “Purchaser”), a wholly-owned subsidiary of HollyFrontier Corporation, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (the “Seller”) to acquire Seller’s refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”), for a base cash purchase price of $350 million plus hydrocarbon inventory to be valued at closing with an estimated current value in the range of $150 million to $180 million (the “Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal, and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity. The Acquisition is expected to close in the fourth quarter of 2021, subject to regulatory clearance and other customary closing conditions. We expect to fund the Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $8.3 million in decommissioning expense and $0.5 million in employee severance costs for the three months ended March 31, 2021, which were recognized in operating expenses in our Corporate and Other segment.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the three months ended March 31, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2021, the consolidated results of operations, comprehensive income, statements of equity and cash flows for the three months ended March 31, 2021 and 2020 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 that has been filed with the SEC.

Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2021.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $3.9 million at March 31, 2021 and $3.4 million at December 31, 2020.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, HEP, as a lessor, does not separate the non-lease (service) component in contracts in which the lease component is the dominant component. HEP treats these combined components as a lease.

Goodwill and Long-lived Assets: As of March 31, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.1 million and $312.9 million, respectively. See Note 14 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

In connection with our PCLI acquisition, we issued intercompany notes to initially fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the consolidated statements of operations. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 14 for additional information on our segments.

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

For the three months ended March 31, 2021 and 2020, we recorded income tax benefits of $28.3 million and $162.2 million, respectively. This decrease in income tax benefit was due principally to pre-tax income during the three months ended March 31, 2021 compared to pre-tax loss in the same period of 2020. Our effective tax rates were (18.3)% and 35.6% for the three months ended March 31, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2021 and 2020, we received proceeds of $11.0 million and $14.4 million, respectively, and subsequently repaid $12.0 million and $11.8 million, respectively, under these sell / buy transactions.

NOTE 2:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. Additionally, as of March 31, 2021, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline under construction that will run from Cushing, Oklahoma to our Tulsa Refineries.

At March 31, 2021, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 80% of HEP’s total revenues for the three months ended March 31, 2021. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline is expected to be placed in service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65 million to $70 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2021 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2021, these agreements require minimum annualized payments to HEP of $338.3 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Lease income recognized was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease revenues	$4,447	$8,290
Sales-type lease interest income	$639	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$337	$—

HEP Common Unit Continuous Offering Program
HEP has a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2021, HEP did not issue any common units under this program. As of March 31, 2021, HEP has issued 2,413,153 common units since the inception of this program, providing $82.3 million in gross proceeds.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$2,471,771	$2,478,347
Specialty lubricant products (2)	480,681	470,953
Asphalt, fuel oil and other products (3)	158,586	201,343
Total refined product revenues	3,111,038	3,150,643
Excess crude oil revenues (4)	356,300	199,779
Transportation and logistic services	25,258	26,426
Other revenues (5)	11,697	23,697
Total sales and other revenues	$3,504,293	$3,400,545

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$1,668,213	$1,532,924
Southwest	768,063	734,175
Rocky Mountains	237,803	468,779
Northeast	172,298	159,824
Canada	181,946	182,653
Europe, Asia and Latin America	82,715	72,288
Total refined product revenues	$3,111,038	$3,150,643

(1)Transportation fuels consist of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $117.3 million and $41.3 million, respectively, for the three months ended March 31, 2021, and $148.8 million and $52.5 million, respectively, for the three months ended March 31, 2020.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at January 1	$6,738	$4,652
Increase	7,730	10,419
Recognized as revenue	(8,583)	(9,712)
Balance at March 31	$5,885	$5,359

As of March 31, 2021, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	14,450	14,176	12,795	11,698	53,119

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of March 31, 2021 are presented below:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$16,360	$11,053	$9,000	$11,512	$47,925

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

The carrying amounts of derivative instruments and RINs credit obligations at March 31, 2021 and December 31, 2020 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2021
Assets:
NYMEX futures contracts	$1,927	$1,927	$—	$—
Commodity price swaps	36	—	36	—
Commodity forward contracts	482	—	482	—
Total assets	$2,445	$1,927	$518	$—

Liabilities:
Commodity forward contracts	$7,198	$—	$7,198	$—
Foreign currency forward contracts	26,136	—	26,136	—
RINs credit obligations (1)	43,299	—	43,299	—
Total liabilities	$76,633	$—	$76,633	$—

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

(1) Represent obligations for RINs credits for which we did not have sufficient quantities at March 31, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

NOTE 5:Earnings Per Share

Basic earnings per share is calculated as net income (loss) attributable to HollyFrontier stockholders, adjusted for participating securities’ share in earnings divided by the average number of shares of common stock outstanding. Diluted earnings per share includes the incremental shares resulting from certain share-based awards. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) attributable to HollyFrontier stockholders:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$148,217	$(304,623)
Participating securities’ share in earnings (1)	2,042	—
Net income (loss) attributable to common shares	$146,175	$(304,623)
Average number of shares of common stock outstanding	162,479	161,873
Average number of shares of common stock outstanding assuming dilution	162,479	161,873
Basic earnings (loss) per share	$0.90	$(1.88)
Diluted earnings (loss) per share	$0.90	$(1.88)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(1) Unvested restricted stock unit awards and unvested performance share units represent participating securities because they participate in nonforfeitable dividends or distributions with the common stockholders of HollyFrontier. Participating earnings represent the distributed and undistributed earnings of HollyFrontier attributable to the participating securities. Unvested restricted stock unit awards and performance share units do not participate in undistributed net losses as they are not contractually obligated to do so.

NOTE 6:Stock-Based Compensation

We have a principal share-based compensation plan (the “2020 Long-Term Incentive Plan”), which allows us to grant new equity awards to certain officers, non-employee directors and other key employees of HollyFrontier. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends.

The compensation cost for these plans was $10.9 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.7 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

A summary of restricted stock unit and performance share unit activity during the three months ended March 31, 2021 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2021	2,057,045	635,204
Granted (1)	8,453	—
Vested	(34,624)	(3,565)
Forfeited	(86,459)	(18,268)
Outstanding at March 31, 2021	1,944,415	613,371

(1) Weighted average grant date fair value per unit	$34.91	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 7:Inventories

Inventories consist of the following components:

	March 31, 2021	December 31, 2020
	(In thousands)
Crude oil	$541,022	$451,967
Other raw materials and unfinished products(1)	401,247	260,495
Finished products(2)	613,158	595,696
Lower of cost or market reserve	(118,825)	(318,862)
Process chemicals(3)	36,684	35,006
Repair and maintenance supplies and other (4)	143,562	149,174
Total inventory	$1,616,848	$1,173,476

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $118.8 million and $318.9 million at March 31, 2021 and December 31, 2020, respectively. The December 31, 2020 market reserve of $318.9 million was reversed due to the sale of inventory quantities that gave rise to the 2020 reserve. A new market reserve of $118.8 million was established as of March 31, 2021 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a decrease to cost of products sold totaling $200.0 million for the three months ended March 31, 2021 and an increase to cost of products sold totaling $560.5 million for the three months ended March 31, 2020.

At March 31, 2021, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

We incurred expense of $0.1 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $114.0 million and $115.0 million at March 31, 2021 and December 31, 2020, respectively, of which $94.9 million and $94.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 9:Debt

HollyFrontier Credit Agreement
At March 31, 2021, we had a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). On April 30, 2021, we amended the HollyFrontier Credit Agreement to extend the maturity date to April 30, 2026 (the “Amended HollyFrontier Credit Agreement”). The Amended HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.7 million under the HollyFrontier Credit Agreement.

Indebtedness under the Amended HollyFrontier Credit Agreement will bear interest, at our option, at either (a) the alternate base rate (as defined in the Amended HollyFrontier Credit Agreement) plus an applicable margin of (ranging from 0.25% to 1.125%), (b) the LIBO Rate (as defined in the Amended HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (c) the CDOR Rate (as defined in the Amended HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) for Canadian dollar denominated borrowings.

HEP Credit Agreement
At March 31, 2021, HEP had a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”). On April 30, 2021, the HEP Credit Agreement was amended, decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “Amended HEP Credit Agreement”). The Amended HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the Amended HEP Credit Agreement up to a maximum amount of $1.7 billion. During the three months ended March 31, 2021, HEP received advances totaling $73.0 million and repaid $90.5 million under the HEP Credit Agreement. At March 31, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $896.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the Amended HEP Credit Agreement), indebtedness under the Amended HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the Amended HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the Amended HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the Amended HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 2.08% for March 31, 2021.

HEP’s obligations under the Amended HEP Credit Agreement are collateralized by substantially all of HEP’s assets and are guaranteed by HEP’s material wholly-owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
At March 31, 2021, our senior notes consisted of the following:

•$350.0 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “2.625% Senior Notes”);
•$1.0 billion in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “5.875% Senior Notes”); and
•$400.0 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “4.500% Senior Notes”).

These senior notes (collectively, the “HollyFrontier Senior Notes”) are unsecured and unsubordinated obligations and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HollyFrontier Financing Arrangements
Certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $48.8 million and $43.9 million at March 31, 2021 and December 31, 2020, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

HEP Senior Notes
In February 2020, HEP closed a private placement of $500.0 million in aggregate principal amount of 5.0% HEP senior unsecured notes maturing February 2028 (the “HEP Senior Notes”). Subsequently, in February 2020, HEP redeemed its existing $500.0 million aggregate principal amount of 6.0% senior notes maturing August 2024 at a redemption cost of $522.5 million. HEP recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized discount and financing costs of $3.4 million during the three months ended March 31, 2020.

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of March 31, 2021. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$350,000
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	400,000
	1,750,000	1,750,000

Unamortized discount and debt issuance costs	(12,244)	(12,885)

Total HollyFrontier long-term debt	1,737,756	1,737,115

HEP Credit Agreement	896,000	913,500

HEP 5.000% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(7,665)	(7,897)

Total HEP long-term debt	1,388,335	1,405,603

Total long-term debt	$3,126,091	$3,142,718

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The fair values of the senior notes are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)

HollyFrontier Senior Notes	$1,908,586	$1,903,867

HEP Senior Notes	$504,960	$506,540

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1.9 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Loss Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2021	2020		2021	2020
	(In thousands)
Commodity contracts	$(4,642)	$(13,324)	Sales and other revenues	$(13,719)	$5,452
			Cost of products sold	—	1,830
			Operating expenses	(156)	(706)
Total	$(4,642)	$(13,324)		$(13,875)	$6,576

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 9 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2021	2020
		(In thousands)
Commodity contracts	Cost of products sold	$(2,610)	$25,089
	Interest expense	2,675	9,812
Foreign currency contracts	Loss on foreign currency transactions	(6,743)	33,475
	Total	$(6,678)	$68,376

As of March 31, 2021, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2021	2022	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	1,350,000	1,350,000	—	MMBTU
Forward gasoline contracts - short	400,000	400,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	805,000	805,000	—	Barrels
Forward gasoline and diesel contracts - long	315,000	315,000	—	Barrels
Foreign currency forward contracts	421,800,661	311,887,682	109,912,979	U.S. dollar
Forward commodity contracts (platinum)	40,767	—	40,767	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2021
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$72	$(36)	$36	$—	$—	$—
Commodity forward contracts	—	—	—	6,828	—	6,828
	$72	$(36)	$36	$6,828	$—	$6,828

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$1,927	$—	$1,927	$—	$—	$—
Commodity forward contracts	482	—	482	370	—	370
Foreign currency forward contracts	—	—	—	26,136	—	26,136
	$2,409	$—	$2,409	$26,506	$—	$26,506

Total net balance			$2,445			$33,334

Balance sheet classification:	Prepayment and other		$2,445	Accrued liabilities		$33,334

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$359	$—	$359
	$—	$—	$—	$359	$—	$359

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$418	$—	$418
Commodity forward contracts	275	—	275	196	—	196
Foreign currency forward contracts	—	—	—	23,005	—	23,005
	$275	$—	$275	$23,619	$—	$23,619

Total net balance			$275			$23,978

Balance sheet classification:	Prepayment and other		$275	Accrued liabilities		$23,978

At March 31, 2021, we had a pre-tax net unrealized loss of $5.0 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021, which, assuming commodity prices remain unchanged, will be effectively transferred from accumulated other comprehensive income into the statement of operations as the hedging instruments contractually mature over the next twelve-month period.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 11:Equity

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the three months ended March 31, 2021 and 2020, we withheld 350 and 24,914, respectively, shares of our common stock from certain employees. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

NOTE 12:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2021
Net change in foreign currency translation adjustment	$(5,863)	$(1,225)	$(4,638)
Net unrealized loss on hedging instruments	(4,642)	(1,169)	(3,473)
Net change in pension and other post-retirement benefit obligations	(930)	(237)	(693)
Other comprehensive loss attributable to HollyFrontier stockholders	$(11,435)	$(2,631)	$(8,804)

Three Months Ended March 31, 2020
Net change in foreign currency translation adjustment	$(21,586)	$(4,627)	$(16,959)
Net unrealized loss on hedging instruments	(13,324)	(3,398)	(9,926)
Net change in pension and other post-retirement benefit obligations	(42)	(4)	(38)
Other comprehensive loss attributable to HollyFrontier stockholders	$(34,952)	$(8,029)	$(26,923)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended March 31,
	2021	2020
	(In thousands)
Hedging instruments:
Commodity price swaps	$(13,719)	$5,452	Sales and other revenues
	—	1,830	Cost of products sold
	(156)	(706)	Operating expenses
	(13,875)	6,576
	(3,497)	1,677	Income tax expense (benefit)
	(10,378)	4,899	Net of tax

Other post-retirement benefit obligations:
Pension obligations	101	—	Other, net
	25	—	Income tax expense
	76	—	Net of tax

Post-retirement healthcare obligations	838	—	Other, net
	211	—	Income tax expense
	627	—	Net of tax

Retirement restoration plan	(9)	—	Other, net
	(2)	—	Income tax benefit
	(7)	—	Net of tax

Total reclassifications for the period	$(9,682)	$4,899

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	March 31, 2021	December 31, 2020
	(In thousands)
Foreign currency translation adjustment	$(1,956)	$2,682
Unrealized loss on pension obligation	(349)	(248)
Unrealized gain on post-retirement benefit obligations	10,718	11,310
Unrealized loss on hedging instruments	(3,755)	(282)
Accumulated other comprehensive income	$4,658	$13,462

NOTE 13:Contingencies

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

Various subsidiaries of HollyFrontier are currently intervenors in three lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. On January 24, 2020, in the first of these lawsuits, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court appealing the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier's petition. The oral argument occurred on April 27, 2021. We anticipate a decision from the Supreme Court in June 2021. We expect that we will not know what steps the EPA will take with respect to our 2016 small refinery exemptions, or how the case will impact future small refinery exemptions until after the Supreme Court's decision in this matter. The second lawsuit is before the Tenth Circuit. The matter is fully briefed and remains pending before that court. The third lawsuit is before the DC Circuit. Briefing of the issues before the court commenced on December 7, 2020; however, in light of the Supreme Court's decision to hear HollyFrontier's appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. In December 2020, various subsidiaries of HollyFrontier also filed a petition for review in the DC Circuit challenging the EPA's denial of small refinery exemption petitions for years prior to 2016. The petition was consolidated with petitions from eight other refining companies challenging the same decision. In light of the Supreme Court's decision to hear HollyFrontier's appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. We are unable to estimate the costs we may incur, if any, at this time. It is too early to assess how the matter currently on appeal to the U.S. Supreme Court will impact future small refinery exemptions or whether the remaining cases are expected to have any impact on us.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021. As of December 31, 2020, we had no enforceable right to collect any of the settlement. Accordingly, recognition of a gain occurred when the uncertainties were resolved on February 2, 2021, and we recorded as Gain on tariff settlement in our consolidated statements of operations for the three months ended March 31, 2021.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 14:Segment Information

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

The Refining segment represents the operations of the El Dorado, Tulsa, Navajo and Woods Cross Refineries and HFC Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma. The Refining segment also included the operations of the Cheyenne Refinery through the third quarter of 2020, at which time it permanently ceased petroleum refining operations.

The Lubricants and Specialty Products segment involves PCLI’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America and Red Giant Oil, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (1)	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2021
Sales and other revenues:
Revenues from external customers	$2,957,033	$521,998	$25,258	$4	$3,504,293
Intersegment revenues	60,462	2,565	101,926	(164,953)	—
	$3,017,495	$524,563	$127,184	$(164,949)	$3,504,293
Cost of products sold (exclusive of lower of cost or market inventory)	$2,761,943	$331,523	$—	$(133,161)	$2,960,305
Lower of cost or market inventory valuation adjustment	$(199,528)	$—	$—	$(509)	$(200,037)
Operating expenses	$292,855	$60,753	$41,365	$4,936	$399,909
Selling, general and administrative expenses	$28,496	$45,553	$2,969	$4,957	$81,975
Depreciation and amortization	$88,082	$20,121	$23,006	$(7,130)	$124,079
Income (loss) from operations	$45,647	$66,613	$59,844	$(34,042)	$138,062
Earnings of equity method investments	$—	$—	$1,763	$—	$1,763
Capital expenditures	$40,361	$4,087	$33,218	$72,295	$149,961

Three Months Ended March 31, 2020
Sales and other revenues:
Revenues from external customers	$2,850,620	$523,499	$26,426	$—	$3,400,545
Intersegment revenues	84,246	3,104	101,428	(188,778)	—
	$2,934,866	$526,603	$127,854	$(188,778)	$3,400,545
Cost of products sold (exclusive of lower of cost or market inventory)	$2,468,751	$391,380	$—	$(166,405)	$2,693,726
Lower of cost or market inventory valuation adjustment	$560,464	$—	$—	$—	$560,464
Operating expenses	$259,174	$54,131	$34,981	$(19,941)	$328,345
Selling, general and administrative expenses	$31,000	$48,962	$2,702	$5,073	$87,737
Depreciation and amortization	$90,179	$22,049	$23,978	$4,369	$140,575
Income (loss) from operations	$(474,702)	$10,081	$66,193	$(11,874)	$(410,302)
Earnings of equity method investments	$—	$—	$1,714	$—	$1,714
Capital expenditures	$53,014	$9,081	$18,942	$2,712	$83,749

(1) For the three months ended March 31, 2021, Corporate and Other includes $12.8 million of operating expenses and $70.2 million of capital expenditures related to the construction of our renewable diesel units.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
March 31, 2021
Cash and cash equivalents	$7,090	$110,788	$19,753	$1,055,797	$1,193,428
Total assets	$6,781,110	$1,875,026	$2,250,230	$1,028,451	$11,934,817
Long-term debt	$—	$—	$1,388,335	$1,737,756	$3,126,091

December 31, 2020
Cash and cash equivalents	$3,106	$163,729	$21,990	$1,179,493	$1,368,318
Total assets	$6,203,847	$1,864,313	$2,198,478	$1,240,226	$11,506,864
Long-term debt	$—	$—	$1,405,603	$1,737,115	$3,142,718

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

On May 4, 2021, HollyFrontier Puget Sound Refining LLC (the “Purchaser”), a wholly-owned subsidiary of HollyFrontier Corporation, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (the “Seller”) to acquire Seller’s refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”), for a base cash purchase price of $350 million plus hydrocarbon inventory to be valued at closing with an estimated current value in the range of $150 million to $180 million (the “Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal, and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity. The Acquisition is expected to close in the fourth quarter of 2021, subject to regulatory clearance and other customary closing conditions. We expect to fund the Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand.
In the third quarter of 2020, we permanently ceased petroleum refining operations at our facility in Cheyenne, Wyoming (the “Cheyenne Refinery”) and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $8.3 million in decommissioning expense and $0.5 million in employee severance costs for the three months ended March 31, 2021, which were recognized in operating expenses in our Corporate and Other segment.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment, which is expected to save approximately $15 million per year of ongoing cash expenses. We recorded $7.8 million in employee severance costs for the three months ended March 31, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

For the three months ended March 31, 2021, net income attributable to HollyFrontier stockholders was $148.2 million compared to net loss of $304.6 million for the three months ended March 31, 2020. Included in our financial results for the first quarter of 2021 was an inventory reserve adjustment that resulted in a benefit of $200.0 million and a $51.5 million gain recognized upon settlement of a tariff rate case. Gross refining margin per produced barrel sold in our Refining segment decreased 28% for the three months ended March 31, 2021 over the same period of 2020.

Table of Content
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $69.4 million for the three months ended March 31, 2021. At March 31, 2021, our open RINs credit obligations were $43.3 million. We will continue to monitor and adjust our RINs position commensurate with our production levels, market conditions and RFS regulations.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Following a rebound in the late second and third quarters of 2020, demand for transportation fuels improved slightly through the first quarter of 2021, but continued to be weak compared to 2019 levels. In response to this level of demand as well as both planned and unplanned maintenance, we operated our Refining segment refineries at an average crude charge of 348,170 BPD during the first quarter of 2021.

In our Lubricants and Specialty Products segment, the Rack Forward portion saw improvement in industrial and transportation- related end markets, which drove higher demand and unit margins beginning in the second half of 2020, which continued through the first quarter of 2021. Within the Rack Back portion, a combination of strong demand compared to prior periods as well as limited supply due to a number of factors, drove higher margins and earnings in our Lubricants and Specialty Products segment during the first quarter of 2021.

The small but steady improvement in demand drove a broad increase in commodity prices, resulting in values for our inventories held at March 31, 2021 above the costs of these inventories using the last-in, first-out (“LIFO”) method and in a lower of cost or market valuation gain of $200.0 million for the three months ended March 31, 2021.

Our standalone (excluding HEP) liquidity was approximately $2.5 billion at March 31, 2021, consisting of cash and cash equivalents of $1.2 billion and an undrawn $1.35 billion credit facility maturing in 2026. Our standalone (excluding HEP) principal amount of long-term debt was $1.75 billion as of March 31, 2021, which consists of $350.0 million in 2.625% senior notes due in 2023, $1.0 billion of 5.875% senior notes due in 2026 and $400.0 million in 4.500% senior notes due in 2030.

OUTLOOK

The impact of the COVID-19 pandemic on the global macroeconomy created an unprecedented reduction in demand, as well as a lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning in the second quarter of 2020 that continued through the first quarter of 2021, and with the increasing availability of vaccines, we believe there is a path to a fulsome recovery in demand in 2021.

With the increasing availability of vaccines, more of our employees have started to return to work at our locations, and we have maintained our safety protocols such as the use of masks and social distancing. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

Within our Refining segment, for the second quarter of 2021, we expect to run between 400,000-420,000 barrels per day of crude oil. We expect to adjust refinery production levels commensurate with market demand.

Within our Lubricants and Specialty Products segment, for the full year 2021, we expect to earn between $180 million to $220 million in income from operations and $230 million to $270 million of EBITDA in the Rack Forward portion of the segment. Within the Rack Back portion, for the second quarter of 2021, we expect base oil margins to fall from spot market levels, but remain higher than the past three years. Similar to our Refining segment, we expect to adjust production levels commensurate with market demand.

Table of Content
At HEP, we expect to see demand for transportation and terminal services grow with underlying demand for transportation fuels and crude oil. In 2021, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and improving distributable cash flow coverage to 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

During the third quarter of 2020, we increased our liquidity by $750.0 million with the issuance of $350.0 million in 2.625% senior notes due in 2023 and $400.0 million in 4.500% senior notes due in 2030. This additional liquidity may be used for general corporate purposes and is expected to support the planned growth of our renewables business and the unexpected economic impact of COVID-19, as needed. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until demand for our products normalize. In addition, we announced the Acquisition, which is expected to close in the fourth quarter of 2021, subject to regulatory clearance and other customary closing conditions. We expect to fund the Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand. Our Board of Directors approved the one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so.

The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2021 and 2020 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2020
	2021	2020	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$3,504,293	$3,400,545	$103,748	3%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	2,960,305	2,693,726	266,579	10
Lower of cost or market inventory valuation adjustment	(200,037)	560,464	(760,501)	(136)
	2,760,268	3,254,190	(493,922)	(15)
Operating expenses (exclusive of depreciation and amortization)	399,909	328,345	71,564	22
Selling, general and administrative expenses (exclusive of depreciation and amortization)	81,975	87,737	(5,762)	(7)
Depreciation and amortization	124,079	140,575	(16,496)	(12)
Total operating costs and expenses	3,366,231	3,810,847	(444,616)	(12)
Income (loss) from operations	138,062	(410,302)	548,364	(134)
Other income (expense):
Earnings of equity method investments	1,763	1,714	49	3
Interest income	1,031	4,073	(3,042)	(75)
Interest expense	(38,386)	(22,639)	(15,747)	70
Gain on tariff settlement	51,500	—	51,500	—
Loss on early extinguishment of debt	—	(25,915)	25,915	(100)
Loss on foreign currency transactions	(1,317)	(4,233)	2,916	(69)
Other, net	1,890	1,850	40	2
	16,481	(45,150)	61,631	(137)
Income (loss) before income taxes	154,543	(455,452)	609,995	(134)
Income tax benefit	(28,307)	(162,166)	133,859	(83)
Net income (loss)	182,850	(293,286)	476,136	(162)
Less net income attributable to noncontrolling interest	34,633	11,337	23,296	205
Net income (loss) attributable to HollyFrontier stockholders	$148,217	$(304,623)	$452,840	(149)%
Earnings (loss) per share:
Basic	$0.90	$(1.88)	$2.78	(148)%
Diluted	$0.90	$(1.88)	$2.78	(148)%
Cash dividends declared per common share	$0.35	$0.35	$—	—%
Average number of common shares outstanding:
Basic	162,479	161,873	606	—%
Diluted	162,479	161,873	606	—%

Balance Sheet Data

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,193,428	$1,368,318
Working capital	$1,942,968	$1,935,605
Total assets	$11,934,817	$11,506,864
Long-term debt	$3,126,091	$3,142,718
Total equity	$5,838,046	$5,722,203

Table of Content
Other Financial Data

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$62,326	$190,098
Net cash used for investing activities	$(147,064)	$(86,094)
Net cash used for financing activities	$(89,561)	$(71,457)
Capital expenditures	$149,961	$83,749
EBITDA (1)	$281,344	$(307,648)

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

Segment Operating Data

Our operations are organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. See Note 14 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region continues to be comprised of the El Dorado and Tulsa Refineries, and the new West region is comprised of the Navajo and Woods Cross Refineries. Refining segment operating data for the three months ended March 31, 2020 has been retrospectively adjusted to reflect the revised regional groupings.

Table of Content

	Three Months Ended March 31,
	2021	2020
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	216,290	252,380
Refinery throughput (BPD) (2)	229,560	270,920
Sales of produced refined products (BPD) (3)	210,680	259,240
Refinery utilization (4)	83.2%	97.1%

Average per produced barrel (5)
Refinery gross margin	$6.45	$9.54
Refinery operating expenses (6)	9.91	5.30
Net operating margin	$(3.46)	$4.24

Refinery operating expenses per throughput barrel (7)	$9.09	$5.07

Feedstocks:
Sweet crude oil	59%	52%
Sour crude oil	13%	22%
Heavy sour crude oil	22%	19%
Other feedstocks and blends	6%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	51%	51%
Diesel fuels	34%	32%
Jet fuels	5%	7%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	4%	4%
LPG and other	2%	2%
Total	100%	100%

West Region (Navajo and Woods Cross Refineries)
Crude charge (BPD) (1)	131,880	140,250
Refinery throughput (BPD) (2)	144,600	154,340
Sales of produced refined products (BPD) (3)	144,260	150,610
Refinery utilization (4)	91.0%	96.7%

Average per produced barrel (5)
Refinery gross margin	$10.26	$13.68
Refinery operating expenses (6)	8.09	6.91
Net operating margin	$2.17	$6.77

Refinery operating expenses per throughput barrel (7)	$8.07	$6.74

Feedstocks:
Sweet crude oil	24%	27%
Sour crude oil	59%	52%
Black wax crude oil	8%	12%
Other feedstocks and blends	9%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	55%	56%
Diesel fuels	36%	36%
Fuel oil	2%	3%
Asphalt	4%	2%
LPG and other	3%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2021	2020
Consolidated
Crude charge (BPD) (1)	348,170	392,630
Refinery throughput (BPD) (2)	374,160	425,260
Sales of produced refined products (BPD) (3)	354,940	409,850
Refinery utilization (4)	86.0%	96.9%

Average per produced barrel (5)
Refinery gross margin	$8.00	$11.06
Refinery operating expenses (6)	9.17	5.89
Net operating margin	$(1.17)	$5.17

Refinery operating expenses per throughput barrel (7)	$8.70	$5.68

Consolidated
Feedstocks:
Sweet crude oil	45%	43%
Sour crude oil	31%	32%
Heavy sour crude oil	14%	12%
Black wax crude oil	3%	5%
Other feedstocks and blends	7%	8%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	53%
Diesel fuels	35%	33%
Jet fuels	3%	4%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	2%	3%
LPG and other	2%	3%
Total	100%	100%

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
(6)Represents total refining segment operating expenses, exclusive of depreciation and amortization and Cheyenne Refinery operating expenses, divided by sales volumes of refined products produced at our refineries.
(7)Represents total refining segment operating expenses, exclusive of depreciation and amortization and Cheyenne Refinery operating expenses, divided by refinery throughput.

Table of Content
Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended March 31,
	2021	2020
Lubricants and Specialty Products
Throughput (BPD)	20,410	21,750
Sales of produced refined products (BPD)	32,570	36,800

Sales of produced refined products:
Finished products	52%	47%
Base oils	26%	26%
Other	22%	27%
Total	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended March 31, 2021
Sales and other revenues	$173,442	$483,246	$(132,125)	$524,563
Cost of products sold	$132,532	$331,116	$(132,125)	$331,523
Operating expenses	$28,621	$32,132	$—	$60,753
Selling, general and administrative expenses	$6,739	$38,814	$—	$45,553
Depreciation and amortization	$7,305	$12,816	$—	$20,121
Income (loss) from operations	$(1,755)	$68,368	$—	$66,613

Three months ended March 31, 2020
Sales and other revenues	$164,829	$474,057	$(112,283)	$526,603
Cost of products sold	$180,600	$323,063	$(112,283)	$391,380
Operating expenses	$23,269	$30,862	$—	$54,131
Selling, general and administrative expenses	$5,363	$43,599	$—	$48,962
Depreciation and amortization	$10,867	$11,182	$—	$22,049
Income (loss) from operations	$(55,270)	$65,351	$—	$10,081

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

Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Summary
Net income attributable to HollyFrontier stockholders for the three months ended March 31, 2021 was $148.2 million ($0.90 per basic and diluted share), a $452.8 million increase from a net loss of $304.6 million ($(1.88) per basic and diluted share) for the three months ended March 31, 2020. The increase in net income was principally due to lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $200.0 million for the three months ended March 31, 2021 and decreased pre-tax earnings by $560.5 million for the three months ended March 31, 2020. Net income for the three months ended March 31, 2021 was also impacted by winter storm Uri, which increased natural gas costs by approximately $65 million across our refining system. Refinery gross margins for the three months ended March 31, 2021 decreased to $8.00 per produced barrel sold from $11.06 for the three months ended March 31, 2020.

Table of Content
Sales and Other Revenues
Sales and other revenues increased 3% from $3,400.5 million for the three months ended March 31, 2020 to $3,504.3 million for the three months ended March 31, 2021 due to the increase in average per barrel sold sales prices, partially offset by lower refined product sales volumes. Sales and other revenues for the three months ended March 31, 2021 and 2020 included $25.3 million and $26.4 million, respectively, of HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $522.0 million and $523.5 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended March 31, 2021 and 2020, respectively.

Cost of Products Sold
Total cost of products sold decreased 15% from $3,254.2 million for the three months ended March 31, 2020 to $2,760.3 million for the three months ended March 31, 2021. During the first quarter of 2021, we recognized a lower of cost or market inventory valuation adjustment benefit of $200.0 million compared to a charge of $560.5 million for the same period in 2020, resulting in a new $118.8 million inventory lower of cost or market reserve at March 31, 2021. The lower of cost or market reserve at March 31, 2021 was based on market conditions and prices at that time. This decrease in cost of products sold was partially offset by an increase in crude oil and feedstock prices.

Gross Refinery Margins
Gross refinery margin per produced barrel sold decreased 28% from $11.06 for the three months ended March 31, 2020 to $8.00 for the three months ended March 31, 2021. The decrease was driven by the impacts of planned maintenance and winter storm Uri on our operations and lower realized margins along with higher laid-in crude costs. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 22% from $328.3 million for the three months ended March 31, 2020 to $399.9 million for the three months ended March 31, 2021 primarily due to a temporary increase in natural gas prices during winter storm Uri and higher planned and unplanned repair and maintenance costs compared to the three months ended March 31, 2020.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 7% from $87.7 million for the three months ended March 31, 2020 to $82.0 million for the three months ended March 31, 2021 primarily due to lower professional services and travel expenses, partially offset by an increase in employee-related expenses as a result of the restructuring we initiated within our Lubricants and Specialty Products segment during the first quarter of 2021.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 12% from $140.6 million for the three months ended March 31, 2020 to $124.1 million for the three months ended March 31, 2021. This decrease was primarily due to lower capitalized refinery turnaround costs during 2020 and lower depreciation expense resulting from the assets impaired in the second quarter of 2020.

Interest Expense
Interest expense was $38.4 million for the three months ended March 31, 2021 compared to $22.6 million for the three months ended March 31, 2020. This increase was primarily due to interest expense on our senior notes issued in September 2020 and net losses related to our catalyst financing arrangements during the three months ended March 31, 2021 as compared to net gains during the three months ended March 31, 2020. The increase was partially offset by lower weighted average balance and lower market interest rates on HEP’s credit facility. For the three months ended March 31, 2021 and 2020, interest expense included $13.2 million and $16.1 million, respectively, in interest costs attributable to HEP.

Gain on Tariff Settlement
For the three months ended March 31, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 13 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Loss on Early Extinguishment of Debt
For the three months ended March 31, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6% senior notes maturing August 2024 for $522.5 million.

Table of Content
Loss on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. (“PCLI”) net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net losses of $1.3 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, loss on foreign currency transactions included a loss of $6.7 million and a gain of $33.5 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended March 31, 2021, we recorded an income tax benefit of $28.3 million compared to $162.2 million for the three months ended March 31, 2020. This decrease in income tax benefit was due principally to pre-tax income during the three months ended March 31, 2021 compared to a pre-tax loss in the same period of 2020. Our effective tax rates were (18.3)% and 35.6% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
At March 31, 2021, we had a $1.35 billion senior unsecured revolving credit facility maturing in February 2022 (the “HollyFrontier Credit Agreement”). On April 30, 2021, we amended the HollyFrontier Credit Agreement to extend the maturity date to April 30, 2026 (the “Amended HollyFrontier Credit Agreement”). The Amended HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $5.7 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
Certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HEP Credit Agreement
At March 31, 2021, HEP had a $1.4 billion senior secured revolving credit facility maturing in July 2022 (the “HEP Credit Agreement”). On April 30, 2021, the HEP Credit Agreement was amended, decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “Amended HEP Credit Agreement”). The Amended HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the Amended HEP Credit Agreement up to a maximum amount of $1.7 billion. During the three months ended March 31, 2021, HEP received advances totaling $73.0 million and repaid $90.5 million under the HEP Credit Agreement. At March 31, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $896.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Common Unit Continuous Offering Program
HEP has a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. During the three months ended March 31, 2021, HEP did not issue any common units under this program. As of March 31, 2021, HEP has issued 2,413,153 units since the inception of this program, providing $82.3 million in gross proceeds.

Table of Content
Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. In connection with the acquisition of the Puget Sound Refinery, our Board of Directors approved a one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

Our standalone (excluding HEP) liquidity was approximately $2.5 billion at March 31, 2021, consisting of cash and cash equivalents of $1.2 billion and an undrawn $1.35 billion credit facility.

We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds. Cash equivalents are stated at cost, which approximates market value.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects at the earliest.
Cash Flows – Operating Activities

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net cash flows provided by operating activities were $62.3 million for the three months ended March 31, 2021 compared to $190.1 million for the three months ended March 31, 2020, a decrease of $127.8 million. The decrease in operating cash flows was primarily due to lower gross refinery margins and higher operating expenses, partially offset by timing of turnaround expenditures and $51.5 million received upon settlement of a tariff rate case. For the three months ended March 31, 2021, turnaround expenditures decreased to $24.8 million from $38.7 million for the same period of 2020.

Changes in working capital increased operating cash flows by $14.1 million and decreased operating cash flows by $65.4 million, for the three months ended March 31, 2021 and 2020, respectively. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net cash flows used for investing activities were $147.1 million for the three months ended March 31, 2021 compared to $86.1 million for the three months ended March 31, 2020, an increase of $61.0 million. Cash expenditures for properties, plants and equipment for the first three months of 2021 increased to $150.0 million from $83.7 million for the same period in 2020, primarily due to expenditures related to our renewable diesel units that are expected to be completed in early 2022. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $33.2 million and $18.9 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2020, HEP also invested $2.3 million in the Cushing Connect Pipeline & Terminal LLC joint venture.

Table of Content
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

Expected capital and turnaround cash spending for 2021 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$190.0	$220.0
Renewables	625.0	675.0
Lubricants and Specialty Products	40.0	50.0
Turnarounds and catalyst	320.0	350.0
Total HollyFrontier	1,175.0	1,295.0

HEP
Maintenance	14.0	18.0
Expansion and joint venture investment	30.0	35.0
Refining unit turnarounds	5.0	8.0
Total HEP	49.0	61.0
Total	$1,224.0	$1,356.0

Table of Content
Cash Flows – Financing Activities

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
For the three months ended March 31, 2021, our net cash flows used for financing activities were $89.6 million. During the three months ended March 31, 2021, we paid $57.7 million in dividends. Also during this period, HEP had net repayments of $17.5 million under the HEP Credit Agreement and paid distributions of $20.0 million to noncontrolling interests. For the three months ended March 31, 2021, HEP received contributions from noncontrolling interests of $6.3 million.

For the three months ended March 31, 2020, our net cash flows used for financing activities were $71.5 million. During the three months ended March 31, 2020, we paid $57.2 million in dividends. Also during this period, HEP received $112.0 million and repaid $67.0 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.5 million in net proceeds from the issuance of HEP 5.0% senior notes and paid distributions of $33.9 million to noncontrolling interests.

Contractual Obligations and Commitments

HollyFrontier Corporation

There were no significant changes to our long-term contractual obligations during the three months ended March 31, 2021.

HEP

During the three months ended March 31, 2021, HEP had net repayments of $17.5 million resulting in $896.0 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2021.

There were no other significant changes to HEP’s long-term contractual obligations during this period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses.

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

At March 31, 2021, our lower of cost or market inventory valuation reserve was $118.8 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.

Table of Content
Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of March 31, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.1 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

Table of Content
As of March 31, 2021, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2021	2022	Unit of Measure

Natural gas price swaps - long	1,350,000	1,350,000	—	MMBTU
NYMEX futures (WTI) - short	805,000	805,000	—	Barrels
Forward gasoline and diesel contracts - long	315,000	315,000	—	Barrels
Forward gasoline contracts - short	400,000	400,000	—	Barrels
Foreign currency forward contracts	421,800,661	311,887,682	109,912,979	U.S. dollar
Forward commodity contracts (platinum) (1)	40,767	—	40,767	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2021	2020
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$4,420	$319

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2021 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,908,586	$28,997

HEP Senior Notes	$500,000	$504,960	$14,201

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2021, outstanding borrowings under the HEP Credit Agreement were $896.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$148,217	$(304,623)
Add interest expense	38,386	22,639
Subtract interest income	(1,031)	(4,073)
Subtract income tax benefit	(28,307)	(162,166)
Add depreciation and amortization	124,079	140,575
EBITDA	$281,344	$(307,648)

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total refining segment revenues less total refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per produced barrel sold. These two margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments or depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of operations. Other companies in our industry may not calculate these performance measures in the same manner.

Below are reconciliations to our consolidated statements of operations for refinery net operating and gross margin and operating expenses, in each case averaged per produced barrel sold. Due to rounding of reported numbers, some amounts may not calculate exactly.

Table of Content
Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$(1.17)	$5.17
Add average refinery operating expenses per produced barrel sold	9.17	5.89
Refinery gross margin per produced barrel sold	8.00	11.06
Times produced barrels sold (BPD)	354,940	409,850
Times number of days in period	90	91
Refining gross margin	255,557	412,498
Add (subtract) rounding	(5)	146
West and Mid-Continent regions gross margin	255,552	412,644
Add West and Mid-Continent regions cost of products sold	2,761,943	2,287,109
Add Cheyenne Refinery sales and other revenues	—	235,113
Refining segment sales and other revenues	3,017,495	2,934,866
Add lubricants and specialty products segment sales and other revenues	524,563	526,603
Add HEP segment sales and other revenues	127,184	127,854
Subtract corporate, other and eliminations	(164,949)	(188,778)
Sales and other revenues	$3,504,293	$3,400,545

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$9.17	$5.89
Times produced barrels sold (BPD)	354,940	409,850
Times number of days in period	90	91
Refinery operating expenses	292,932	219,676
Add (subtract) rounding	(77)	(22)
West and Mid-Continent regions operating expenses	292,855	219,654
Add Cheyenne Refinery operating expenses	—	39,520
Refining segment operating expenses	292,855	259,174
Add lubricants and specialty products segment operating expenses	60,753	54,131
Add HEP segment operating expenses	41,365	34,981
Add (subtract) corporate, other and eliminations	4,936	(19,941)
Operating expenses (exclusive of depreciation and amortization)	$399,909	$328,345

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Environmental Matters

Cheyenne
HollyFrontier Cheyenne Refining LLC (“HFCR”) has been in discussions with the Wyoming Department of Environmental Quality (“WDEQ”) relating to alleged violations of air quality emission limitations and requirements related to operation of certain refinery units at the Cheyenne Refinery.

Notices of Violations were issued by the WDEQ in late 2016 and 2018. On July 18, 2019, HFCR and the WDEQ entered into a consent decree, and on August 9, 2019, HFCR paid penalties in the amount of $117,000 related to alleged violations of air quality limits that occurred during the second quarter of 2016 through the second quarter of 2017. Separately, on October 23, 2019, HFCR received a Notice of Violation from the WDEQ for possible violations of air quality standards during the first and second quarters of 2019. HFCR and WDEQ agreed to resolve alleged violations of air quality limits that occurred during the third quarter of 2017 through calendar year 2019 and during the first quarter of 2020 through the cessation of petroleum refining operations at the Cheyenne Refinery in the third quarter of 2020. During a settlement conference on November 9, 2020, WDEQ proposed a settlement that would impose a penalty of $95,075 to resolve the alleged violations that occurred during the third quarter of 2017 through the date of the refinery shutdown. As part of the settlement process, on January 15, 2021, the State of Wyoming filed a complaint with the Wyoming District Court addressing the alleged violations. On February 18, 2021, WDEQ and HFCR filed a Joint Motion for Entry of Consent Decree memorializing the terms of the settlement with the Wyoming District Court. The Court entered the Consent Decree on February 23, 2021, and HFCR paid the penalty amount on March 4, 2021. HFCR’s payment of the penalty, together with a previously completed Supplemental Environmental Project, fully satisfied its obligations under the Consent Decree. Pursuant to the terms of the Consent Decree, on March 31, 2021 the Court entered an order terminating the Consent Decree and dismissing the action with prejudice.

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions included: (a) three information requests for activities beginning in January 2009, (b) the Clean Air Act’s Risk Management Program (“RMP”) compliance issues relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017, and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018.

Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event. On May 28, 2020, HFEDR reached a settlement in the form of a proposed consent decree with the EPA, the DOJ, and the State of Kansas regarding the alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery, as well as compliance with the RMP.

Table of Content
The proposed consent decree was lodged with the U.S. District Court for the District of Kansas, and the 30-day public comment period ended on July 18, 2020. On July 27, 2020, the EPA, the DOJ and the State of Kansas filed their Unopposed Motion to enter the Consent Decree with the U.S. District Court for the District of Kansas, and on August 27, 2020, the consent decree was entered by the district judge and became effective. Pursuant to the consent decree, among other terms and conditions, HFEDR is required to complete certain projects, implement protocols regarding the examination of its fired heaters and conduct a third party RMP audit of certain of its processes. In addition, HFEDR was required to pay a civil penalty of $2 million to the United States and $2 million to the State of Kansas in two installments, the first half within 30 days of entry of the consent decree and the second within six months of entry of the consent decree. All payments have been timely made, and HFEDR has undertaken several of the required projects. The consent decree resolves the alleged federal and state civil Clean Air Act liability for penalties and injunctive relief, other than potential civil penalties for RMP violations. Finally, as part of the settlement, a 2009 consent decree applicable to the refinery was terminated. In March 2021, the EPA contacted HFEDR to begin discussions on potential civil penalties for the RMP violations noted above.

The Occupational Safety and Health Administration (“OSHA”) conducted investigations into both the September 2017 and March 2019 events identified above, and HFEDR settled the OSHA claims related to those investigations in 2018 and 2019, respectively. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. HFEDR cooperated with the EPA in responding to the subpoena. In April 2021, the EPA informed HFEDR that the records HFEDR produced in response to the subpoena would be returned to HFEDR. We do not believe that criminal charges will be brought.

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On April 3, 2019, the EPA notified HFTR of potential violations of the Consent Decrees. On December 1, 2020, ODEQ, on behalf of ODEQ and the EPA, issued two demand letters alleging violations under the Consent Decrees, which stemmed from inspections conducted by the EPA at the refineries from May 1 through 5, 2017, as well as from a review of the refineries’ records. The alleged violations included the failure to comply with applicable continuous emissions monitoring system (CEMS) requirements and exceedances of the hydrogen sulfide (H2S) emission limits. During a follow-up conference call with ODEQ, on January 6, 2021, ODEQ shared its stipulated penalty amounts for alleged violations pursuant to the two Consent Decrees. HFTR submitted timely responses to the ODEQ demand letters on February 8, 2021. Based on HFTR’s responses, during a follow-up conference call on April 9, 2021, ODEQ confirmed both ODEQ and EPA had reduced the stipulated penalties for the alleged violations of the two Consent Decrees and was seeking total stipulated penalties of $93,500. On April 9, 2021, HFTR confirmed acceptance of the above-referenced penalties. This matter will be resolved once HFTR pays the penalty following its receipt of the revised demand letter from ODEQ.

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) operates under a federal consent decree with the EPA and the Utah Department of Environmental Quality. On November 3, 2020, HFWCR received a letter from the EPA identifying potential violations of HFWCR’s federal consent decree that occurred from calendar year 2015 through the date of the letter. HFWCR provided a response letter to the EPA on December 3, 2020 disputing certain of the potential violations in the EPA's November 3, 2020 letter, and HFWCR supplemented its response letter on February 5, 2021, March 5, 2021 March 31, 2021 and April 16, 2021, with additional information. It is too soon to predict the outcome of this matter.

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

On January 24, 2020, in the first of these lawsuits, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit entered its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court appealing the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. The oral argument occurred on April 27, 2021. We anticipate decision from the Supreme Court in June 2021. We expect that we will not know what steps the EPA will take with respect to our 2016 small refinery exemptions or how the case will impact future small refinery exemptions until after the Supreme Court’s decision in this matter.

Table of Content

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

Item 1A.Risk Factors

Except for the additional risk factors below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the risk factors discussed below and in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our pending Puget Sound Refinery acquisition may not be consummated. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

The Puget Sound Refinery acquisition (the “Acquisition”) is subject to regulatory clearance and other customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. If the closing of the Acquisition is substantially delayed or does not occur at all, or if the terms of the Acquisition are required to be modified substantially due to regulatory concerns, we may not realize the anticipated benefits of the Acquisition fully or at all. Certain of the conditions remaining to be satisfied include the absence of a law or order prohibiting the transactions contemplated by the related sale and purchase agreement and the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Acquisition. We will also incur substantial transaction costs whether or not the Acquisition is completed. Any failure to complete the Acquisition could have a material adverse effect on our stock price and our future business and financial results.

The anticipated benefits of our pending Puget Sound Refinery acquisition may not be realized fully or at all or may take longer to realize than expected.

The Acquisition will require management to devote significant attention and resources to integrating the Puget Sound Refinery business with our business. Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Table of Content
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	—	$—	—	$1,000,000,000
February 2021	—	$—	—	$1,000,000,000
March 2021	—	$—	—	$1,000,000,000
Total for January to March 2021	—		—

Table of Content
Item 6.Exhibits

Exhibit Number	Description

2.1+
Sale and Purchase Agreement, dated as of May 4, 2021, by and between Equilon Enterprises LLC d/b/a Shell Oil Products US and HollyFrontier Puget Sound Refining LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed May 4, 2021, File No. 1-03876).

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2
Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, File No. 1-03876).

10.1
Third Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement entered into as of February 8, 2021, effective as of January 1, 2021, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.2
Twenty-First Amended and Restated Omnibus Agreement, entered into as of February 8, 2020, effective as of January 1, 2021, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.3
Seventh Amended and Restated Master Throughput Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.4
Letter Agreement entered into on February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.5
Fourth Amended and Restated Services and Secondment Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P., and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on 8-K filed February 11, 2021, File No. 1-03876).

10.6
Sixth Amended and Restated Master Lease and Access Agreement , dated as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.7
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.8
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.9*
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating L.P.

10.10+
Second Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of April 30, 2021, among HollyFrontier Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 3, 2021, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description

101++	The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
++Filed electronically herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: May 5, 2021	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2021	/s/ Indira Agarwal
Indira Agarwal
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)