Form 10-Q
period 2021-06-30
HollyFrontier Corp
filed 2021-08-06
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
162,490,166 shares of Common Stock, par value $.01 per share, were outstanding on July 30, 2021.

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
•(i) our ability to successfully close the Sinclair acquisition, which requires receipt of approval from our stockholders and certain regulatory approvals (including clearance by antitrust authorities); (ii) disruption the Sinclair acquisition may cause to customers, vendors, business partners and our ongoing business; (iii) once closed, our ability to integrate the operations of Sinclair with our existing operations and fully realize the expected synergies of the Sinclair acquisition on the expected timeline; and (iv) legal proceedings that may be instituted against us or HEP following the announcement of the Sinclair acquisition.
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
•our efficiency in carrying out and consummating construction projects, including our ability to complete announced capital projects, such as the conversion of the Cheyenne Refinery to a renewable diesel facility and the construction of the Artesia renewable diesel unit and pretreatment unit, on time and within capital guidance;
•our ability to timely obtain or maintain permits, including those necessary for operations or capital projects,
•our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;

Table of Content
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Quarterly Report on Form 10-Q, and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$19,561 and $21,990, respectively)	$1,398,280	$1,368,318

Accounts receivable: Product and transportation (HEP: $14,749 and $14,543, respectively)	803,858	590,526
Crude oil resales	122,579	39,510
	926,437	630,036
Inventories: Crude oil and refined products	1,522,907	989,296
Materials, supplies and other (HEP: $1,041 and $895, respectively)	177,698	184,180
	1,700,605	1,173,476
Income taxes receivable	69,862	91,348
Prepayments and other (HEP: $4,286 and $8,591, respectively)	49,266	47,583
Total current assets	4,144,450	3,310,761

Properties, plants and equipment, at cost (HEP: $2,160,681 and $2,119,295, respectively)	7,633,297	7,299,517
Less accumulated depreciation (HEP: $(674,298) and $(644,149), respectively)	(2,873,658)	(2,726,378)
	4,759,639	4,573,139
Operating lease right-of-use assets (HEP: $70,922 and $72,480, respectively)	404,009	350,548

Other assets: Turnaround costs	303,707	314,816
Goodwill (HEP: $312,873 and $312,873, respectively)	2,293,544	2,293,935
Intangibles and other (HEP: $221,309 and $224,430, respectively)	654,684	663,665
	3,251,935	3,272,416
Total assets	$12,560,033	$11,506,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $25,773 and $28,565, respectively)	$1,480,820	$1,000,959
Income taxes payable	6,146	1,801
Operating lease liabilities (HEP: $3,815 and $3,827, respectively)	104,768	97,937
Accrued liabilities (HEP: $19,570 and $29,518, respectively)	421,037	274,459
Total current liabilities	2,012,771	1,375,156

Long-term debt (HEP: $1,362,570 and $1,405,603, respectively)	3,100,969	3,142,718
Noncurrent operating lease liabilities (HEP: $67,481 and $68,454, respectively)	327,838	285,785
Deferred income taxes (HEP: $451 and $449, respectively)	805,734	713,703
Other long-term liabilities (HEP: $45,755 and $55,105, respectively)	272,477	267,299

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,046,051 shares issued as of June 30, 2021 and December 31, 2020	2,560	2,560
Additional capital	4,225,032	4,207,672
Retained earnings	4,172,560	3,913,179
Accumulated other comprehensive income	9,653	13,462
Common stock held in treasury, at cost – 93,562,308 and 93,632,391 shares as of June 30, 2021 and December 31, 2020, respectively	(2,966,430)	(2,968,512)
Total HollyFrontier stockholders’ equity	5,443,375	5,168,361
Noncontrolling interest	596,869	553,842
Total equity	6,040,244	5,722,203
Total liabilities and equity	$12,560,033	$11,506,864

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2021 and December 31, 2020. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales and other revenues	$4,577,123	$2,062,930	$8,081,416	$5,463,475
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,825,729	1,576,996	6,786,034	4,270,722
Lower of cost or market inventory valuation adjustment	(118,825)	(269,904)	(318,862)	290,560
	3,706,904	1,307,092	6,467,172	4,561,282
Operating expenses (exclusive of depreciation and amortization)	334,191	303,359	734,100	631,704
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77,754	75,369	159,729	163,106
Depreciation and amortization	124,042	130,178	248,121	270,753
Long-lived asset impairment	—	436,908	—	436,908
Total operating costs and expenses	4,242,891	2,252,906	7,609,122	6,063,753
Income (loss) from operations	334,232	(189,976)	472,294	(600,278)
Other income (expense):
Earnings of equity method investments	3,423	2,156	5,186	3,870
Interest income	1,029	1,506	2,060	5,579
Interest expense	(28,942)	(32,695)	(67,328)	(55,334)
Gain on tariff settlement	—	—	51,500	—
Gain on sales-type leases	—	33,834	—	33,834
Loss on early extinguishment of debt	—	—	—	(25,915)
Gain (loss) on foreign currency transactions	583	2,285	(734)	(1,948)
Other, net	7,927	1,572	9,817	3,422
	(15,980)	8,658	501	(36,492)
Income (loss) before income taxes	318,252	(181,318)	472,795	(636,770)
Income tax expense (benefit):
Current	(9,175)	(65,607)	1,990	(77,047)
Deferred	132,660	34,696	93,188	(116,030)
	123,485	(30,911)	95,178	(193,077)
Net income (loss)	194,767	(150,407)	377,617	(443,693)
Less net income attributable to noncontrolling interest	25,917	26,270	60,550	37,607
Net income (loss) attributable to HollyFrontier stockholders	$168,850	$(176,677)	$317,067	$(481,300)
Earnings (loss) per share:
Basic	$1.03	$(1.09)	$1.92	$(2.97)
Diluted	$1.03	$(1.09)	$1.92	$(2.97)
Average number of common shares outstanding:
Basic	162,523	161,889	162,501	161,882
Diluted	162,523	161,889	162,501	161,882

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$194,767	$(150,407)	$377,617	$(443,693)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,088	11,710	(3,775)	(9,876)
Hedging instruments:
Change in fair value of cash flow hedging instruments	475	1,513	(18,042)	(5,235)
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	4,949	5,401	18,824	(1,175)
Net unrealized gain (loss) on hedging instruments	5,424	6,914	782	(6,410)
Pension and other post-retirement benefit obligations:
Actuarial loss on pension plans	—	—	—	(45)
Pension plans gain reclassified to net income	(104)	—	(205)	—
Actuarial gain on post-retirement healthcare plans	—	—	—	3
Post-retirement healthcare plans gain reclassified to net income	(837)	—	(1,675)	—
Retirement restoration plan loss reclassified to net income	9	—	18	—
Net change in pension and other post-retirement benefit obligations	(932)	—	(1,862)	(42)
Other comprehensive income (loss) before income taxes	6,580	18,624	(4,855)	(16,328)
Income tax expense (benefit)	1,585	4,250	(1,046)	(3,779)
Other comprehensive income (loss)	4,995	14,374	(3,809)	(12,549)
Total comprehensive income (loss)	199,762	(136,033)	373,808	(456,242)
Less noncontrolling interest in comprehensive income	25,917	26,270	60,550	37,607
Comprehensive income (loss) attributable to HollyFrontier stockholders	$173,845	$(162,303)	$313,258	$(493,849)

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$377,617	$(443,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248,121	270,753
Long-lived asset impairment	—	436,908
Lower of cost or market inventory valuation adjustment	(318,862)	290,560
Earnings of equity method investments, inclusive of distributions	—	(1,298)
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	—	(33,834)
Gain on sale of assets	(5,423)	(357)
Deferred income taxes	93,188	(116,030)
Equity-based compensation expense	21,142	14,289
Change in fair value – derivative instruments	(3,531)	(9,377)
(Increase) decrease in current assets:
Accounts receivable	(292,901)	281,011
Inventories	(204,708)	(764)
Income taxes receivable	21,314	(72,382)
Prepayments and other	(200)	9,704
Increase (decrease) in current liabilities:
Accounts payable	467,203	(314,892)
Income taxes payable	4,097	(9,268)
Accrued liabilities	154,224	3,340
Turnaround expenditures	(51,926)	(49,248)
Other, net	(19,274)	27,965
Net cash provided by operating activities	490,081	309,302

Cash flows from investing activities:
Additions to properties, plants and equipment	(275,125)	(98,996)
Additions to properties, plants and equipment – HEP	(57,716)	(30,740)
Proceeds from sale of assets	7,422	—
Investment in equity company - HEP	—	(2,400)
Distributions from equity method investments in excess of equity earnings	3,107	470
Net cash used for investing activities	(322,312)	(131,666)

Cash flows from financing activities:
Borrowings under credit agreements	141,000	168,000
Repayments under credit agreements	(184,500)	(138,500)
Proceeds from issuance of senior notes - HEP	—	500,000
Redemption of senior notes - HEP	—	(522,500)
Purchase of treasury stock	(491)	(1,243)
Dividends	(57,663)	(114,430)
Distributions to noncontrolling interests	(38,188)	(51,008)
Contributions from noncontrolling interests	17,593	13,263
Payments on finance leases	(1,296)	(843)
Deferred financing costs	(14,500)	(8,714)
Other, net	(433)	456
Net cash used for financing activities	(138,478)	(155,519)

Effect of exchange rate on cash flow	671	(4,770)

Cash and cash equivalents:
Increase for the period	29,962	17,347
Beginning of period	1,368,318	885,162
End of period	$1,398,280	$902,509

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(68,328)	$(64,003)
Income taxes, net	$22,996	$(4,738)
Increase in accrued and unpaid capital expenditures	$7,544	$4,588

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	148,217	—	—	34,633	182,850
Dividends ($0.35 declared per common share)	—	—	(57,663)	—	—	—	(57,663)
Distributions to noncontrolling interest holders	—	—	—	—	—	(19,977)	(19,977)
Other comprehensive loss, net of tax	—	—	—	(8,804)	—	—	(8,804)
Issuance of common stock under incentive compensation plans	—	56	—	—	(56)	—	—
Equity-based compensation	—	9,088	—	—	—	682	9,770
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Purchase of HEP units for restricted grants	—	—	—	—	—	(68)	(68)
Contributions from noncontrolling interests	—	—	—	—	—	9,747	9,747
Balance at March 31, 2021	$2,560	$4,216,816	$4,003,733	$4,658	$(2,968,580)	$578,859	$5,838,046
Net income	—	—	168,850	—	—	25,917	194,767
Distributions to noncontrolling interest holders	—	—	—	—	—	(18,211)	(18,211)
Other comprehensive income, net of tax	—	—	—	4,995	—	—	4,995
Issuance of common stock under incentive compensation plans	—	(2,629)	—	—	2,629	—	—
Equity-based compensation	—	10,845	—	—	—	527	11,372
Purchase of treasury stock	—	—	—	—	(479)	—	(479)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	9,779	9,779
Other	—	—	(23)	—	—	—	(23)
Balance at June 30, 2021	$2,560	$4,225,032	$4,172,560	$9,653	$(2,966,430)	$596,869	$6,040,244

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(304,623)	—	—	11,337	(293,286)
Dividends ($0.35 declared per common share)	—	—	(57,248)	—	—	—	(57,248)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,918)	(33,918)
Other comprehensive loss, net of tax	—	—	—	(26,923)	—	—	(26,923)
Issuance of common stock under incentive compensation plans	—	(2,037)	—	—	2,037	—	—
Equity-based compensation	—	5,824	—	—	—	506	6,330
Purchase of treasury stock	—	—	—	—	(1,062)	—	(1,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(145)	(145)
Contributions from noncontrolling interests	—	—	—	—	—	7,304	7,304
Balance at March 31, 2020	$2,560	$4,208,334	$4,382,249	$(12,149)	$(2,986,833)	$516,317	$6,110,478
Net income (loss)	—	—	(176,677)	—	—	26,270	(150,407)
Dividends ($0.35 declared per common share)	—	—	(57,182)	—	—	—	(57,182)
Distributions to noncontrolling interest holders	—	—	—	—	—	(17,090)	(17,090)
Other comprehensive income, net of tax	—	—	—	14,374	—	—	14,374
Issuance of common stock under incentive compensation plans	—	(527)	—	—	527	—	—
Equity-based compensation	—	7,484	—	—	—	475	7,959
Purchase of treasury stock	—	—	—	—	(181)	—	(181)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	5,959	5,959
Other	—	603	—	—	—	—	603
Balance at June 30, 2020	$2,560	$4,215,894	$4,148,390	$2,225	$(2,986,487)	$531,929	$5,914,511

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

As of June 30, 2021, we:
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

On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly-owned subsidiary of HollyFrontier Corporation, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”), for a base cash purchase price of $350 million plus hydrocarbon inventory to be valued at closing with an estimated current value in the range of $150 million to $180 million (the “Puget Sound Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal, and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity. The Puget Sound Acquisition is expected to close in the fourth quarter of 2021, subject to customary closing conditions. We expect to fund the Puget Sound Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the six months ended June 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $8.1 million and $16.3 million, in decommissioning expense and $0.2 million and $0.7 million, in employee severance costs for the three and six months ended June 30, 2021, respectively, which were recognized in operating expenses in our Corporate and Other segment.

During the second quarter of 2020, we recorded $1.1 million in employee severance costs related to the conversion of our Cheyenne Refinery. These severance costs were recognized in operating expenses and were reported in our Refining segment. Also, during the second quarter of 2020, we recorded a long-lived asset impairment charge of $232.2 million related to our Cheyenne Refinery asset group.

During the second quarter of 2020, we initiated and completed a corporate restructuring. As a result of this restructuring, we recorded $3.7 million in employee severance costs, which were recognized primarily as operating expenses in our Refining segment and selling, general and administrative expenses in our Corporate and Other segment.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2021, the consolidated results of operations, comprehensive income and statements of equity for the three and six months ended June 30, 2021 and 2020 and consolidated cash flows for the six months ended June 30, 2021 and 2020 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 that has been filed with the SEC.

Our results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2021.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $4.3 million at June 30, 2021 and $3.4 million at December 31, 2020.

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

Goodwill and Long-lived Assets: As of June 30, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.2 million and $312.9 million, respectively. See Note 14 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

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

During the second quarter of 2020, we recorded long-lived asset impairment charges of $232.2 million and $204.7 million related to our Cheyenne Refinery and PCLI asset groups, respectively.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the consolidated statements of operations. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 14 for additional information on our segments.

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

For the six months ended June 30, 2021, we recorded income tax expense of $95.2 million compared to an income tax benefit of $193.1 million for the six months ended June 30, 2020. This increase was due principally to pre-tax income during the six months ended June 30, 2021 compared to pre-tax loss in the same period of 2020. Our effective tax rates were 20.1% and 30.3% for the six months ended June 30, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2021 was primarily due to the tax effects of income attributable to noncontrolling interests.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2021 and 2020, we received proceeds of $23.0 million and $20.4 million, respectively, and subsequently repaid $24.2 million and $21.7 million, respectively, under these sell / buy transactions.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 2:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. Additionally, as of June 30, 2021, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline under construction that will run from Cushing, Oklahoma to our Tulsa Refineries.

At June 30, 2021, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the six months ended June 30, 2021. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared equally among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline constructions costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2021, these agreements require minimum annualized payments to HEP of $339.8 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease revenues	$3,731	$5,442	$8,178	$13,732
Gain on sales-type leases	$—	$33,834	$—	$33,834
Sales-type lease interest income	$637	$642	$1,276	$642
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$520	$286	$857	$286
One of HEP’s throughput agreements with Delek US Holdings, Inc. (“Delek”) was partially renewed during the three months ended June 30, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, HEP recognized a gain on sales-type leases totaling $33.8 million during the three months ended June 30, 2020. This sales-type lease transaction, including the related gain, was a non-cash transaction.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,323,897	$1,385,246	$5,795,668	$3,863,593
Specialty lubricant products (2)	605,939	340,284	1,086,620	811,237
Asphalt, fuel oil and other products (3)	221,743	145,298	380,329	346,641
Total refined product revenues	4,151,579	1,870,828	7,262,617	5,021,471
Excess crude oil revenues (4)	389,275	163,394	745,575	363,173
Transportation and logistic services	27,092	19,244	52,350	45,670
Other revenues (5)	9,177	9,464	20,874	33,161
Total sales and other revenues	$4,577,123	$2,062,930	$8,081,416	$5,463,475

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,334,226	$867,660	$4,002,439	$2,400,584
Southwest	941,451	436,073	1,709,514	1,170,248
Rocky Mountains	373,252	274,973	611,055	743,752
Northeast	199,955	110,909	372,253	270,733
Canada	213,338	120,870	395,284	303,523
Europe, Asia and Latin America	89,357	60,343	172,072	132,631
Total refined product revenues	$4,151,579	$1,870,828	$7,262,617	$5,021,471

(1)Transportation fuels consist of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $165.9 million and $55.8 million, respectively, for the three months ended June 30, 2021, $283.2 million and $97.1 million, respectively, for the six months ended June 30, 2021, $131.9 million and $13.4 million, respectively, for the three months ended June 30, 2020, $280.7 million and $65.9 million respectively, for the six months ended June 30, 2020.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Other revenues are principally attributable to our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance at January 1	$6,738	$4,652
Increase	15,314	16,115
Recognized as revenue	(14,686)	(14,980)
Balance at June 30	$7,366	$5,787

As of June 30, 2021, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	9,528	14,272	12,795	11,698	48,293

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2021 are presented below:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$10,422	$11,005	$8,922	$11,414	$41,763

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of derivative instruments and RINs credit obligations at June 30, 2021 and December 31, 2020 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2021
Assets:
Commodity price swaps	$892	$—	$892	$—
Commodity forward contracts	671	—	671	—
Total assets	$1,563	$—	$1,563	$—

Liabilities:
NYMEX futures contracts	$2,352	$2,352	$—	$—
Commodity forward contracts	1,112	—	1,112	—
Foreign currency forward contracts	19,059	—	19,059	—
RINs credit obligations (1)	131,052	—	131,052	—
Total liabilities	$153,575	$2,352	$151,223	$—

December 31, 2020
Assets:
Commodity forward contracts	$275	$—	$275	$—
Total assets	$275	$—	$275	$—

Liabilities:
NYMEX futures contracts	$418	$418	$—	$—
Commodity price swaps	359	—	359	—
Commodity forward contracts	196	—	196	—
Foreign currency forward contracts	23,005	—	23,005	—
Total liabilities	$23,978	$418	$23,560	$—

(1) Represent obligations for RINs credits for which we did not have sufficient quantities at June 30, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$168,850	$(176,677)	$317,067	$(481,300)
Participating securities’ share in earnings (1)	2,223	—	4,271	—
Net income (loss) attributable to common shares	$166,627	$(176,677)	$312,796	$(481,300)
Average number of shares of common stock outstanding	162,523	161,889	162,501	161,882
Average number of shares of common stock outstanding assuming dilution	162,523	161,889	162,501	161,882
Basic earnings (loss) per share	$1.03	$(1.09)	$1.92	$(2.97)
Diluted earnings (loss) per share	$1.03	$(1.09)	$1.92	$(2.97)

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

The compensation cost for these plans was $11.9 million and $8.1 million for the three months ended June 30, 2021 and 2020, respectively, and $22.8 million and $12.9 million, for the six months ended June 30, 2021 and 2020, respectively.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.0 million, for the six months ended June 30, 2021 and 2020, respectively.

In July 2021, we adopted a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. This plan is effective October 1, 2021.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the six months ended June 30, 2021 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2021	2,057,045	635,204
Granted (1)	9,983	—
Vested	(89,381)	(3,565)
Forfeited	(132,284)	(26,192)
Outstanding at June 30, 2021	1,845,363	605,447

(1) Weighted average grant date fair value per unit	$34.98	$—

NOTE 7:Inventories

Inventories consist of the following components:

	June 30, 2021	December 31, 2020
	(In thousands)
Crude oil	$511,056	$451,967
Other raw materials and unfinished products(1)	342,791	260,495
Finished products(2)	669,060	595,696
Lower of cost or market reserve	—	(318,862)
Process chemicals(3)	43,021	35,006
Repair and maintenance supplies and other (4)	134,677	149,174
Total inventory	$1,700,605	$1,173,476

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflected a valuation reserve of $318.9 million at December 31, 2020. The December 31, 2020 market reserve of $318.9 million was reversed during the six months ended June 30, 2021 due to the sale of inventory quantities that gave rise to the 2020 reserve. The effect of the change in lower of cost or market reserve was a decrease to cost of products sold totaling $118.8 million and $318.9 million for the three and six months ended June 30, 2021, respectively, and a decrease to cost of products sold totaling $269.9 million for the three months ended June 30, 2020, and an increase of $290.6 million for the six months ended June 30, 2020.

At June 30, 2021, the LIFO value of inventory was equal to cost.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

We incurred expense of $1.9 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million for both the six months ended June 30, 2021 and 2020, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $113.8 million and $115.0 million at June 30, 2021 and December 31, 2020, respectively, of which $94.8 million and $94.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:Debt

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

Indebtedness under the HollyFrontier Credit Agreement bears interest, at our option, at either (a) the alternate base rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin of (ranging from 0.25% to 1.125%), (b) the LIBO Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (c) the CDOR Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) for Canadian dollar denominated borrowings.

HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the six months ended June 30, 2021, HEP received advances totaling $141.0 million and repaid $184.5 million under the HEP Credit Agreement. At June 30, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $870.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 2.20% for June 30, 2021.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HollyFrontier Senior Notes
At June 30, 2021, our senior notes consisted of the following:

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

HollyFrontier Financing Arrangements
Certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $41.7 million and $43.9 million at June 30, 2021 and December 31, 2020, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

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

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of June 30, 2021. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of long-term debt are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$350,000
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	400,000
	1,750,000	1,750,000

Unamortized discount and debt issuance costs	(11,601)	(12,885)

Total HollyFrontier long-term debt	1,738,399	1,737,115

HEP Credit Agreement	870,000	913,500

HEP 5.000% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(7,430)	(7,897)

Total HEP long-term debt	1,362,570	1,405,603

Total long-term debt	$3,100,969	$3,142,718

The fair values of the senior notes are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)

HollyFrontier Senior Notes	$1,948,756	$1,903,867

HEP Senior Notes	$512,245	$506,540

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $2.8 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $4.7 million and $1.4 million, for the six months ended June 30, 2021 and 2020, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2021	2020		2021	2020
	(In thousands)
Commodity contracts	$5,424	$6,914	Sales and other revenues	$(5,052)	$(5,403)
			Cost of products sold	—	459
			Operating expenses	103	(457)
Total	$5,424	$6,914		$(4,949)	$(5,401)

Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2021	2020		2021	2020
	(In thousands)
Commodity contracts	$782	$(6,410)	Sales and other revenues	$(18,771)	$49
			Cost of products sold	—	2,289
			Operating expenses	(53)	(1,163)
Total	$782	$(6,410)		$(18,824)	$1,175

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(In thousands)
Commodity contracts	Cost of products sold	$(9,469)	$(7,180)	$(12,079)	$17,909
	Interest expense	4,831	(5,100)	7,506	4,712
Foreign currency contracts	Gain (loss) on foreign currency transactions	(6,086)	(14,315)	(12,829)	19,160
	Total	$(10,724)	$(26,595)	$(17,402)	$41,781

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
As of June 30, 2021, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2021	2022	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	900,000	900,000	—	MMBTU
Forward crude oil contracts - short	90,000	90,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	665,000	665,000	—	Barrels
Forward gasoline and diesel contracts - long	365,000	365,000	—	Barrels
Foreign currency forward contracts	434,968,532	210,609,988	224,358,544	U.S. dollar
Forward commodity contracts (platinum)	38,723	—	38,723	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2021
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$892	$—	$892	$—	$—	$—
Commodity forward contracts	—	—	—	462	—	462
	$892	$—	$892	$462	$—	$462

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,352	$—	$2,352
Commodity forward contracts	671	—	671	650	—	650
Foreign currency forward contracts	—	—	—	20,007	(948)	19,059
	$671	$—	$671	$23,009	$(948)	$22,061

Total net balance			$1,563			$22,523

Balance sheet classification:	Prepayment and other		$1,563	Accrued liabilities		$22,523

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$359	$—	$359
	$—	$—	$—	$359	$—	$359

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$418	$—	$418
Commodity forward contracts	275	—	275	196	—	196
Foreign currency forward contracts	—	—	—	23,005	—	23,005
	$275	$—	$275	$23,619	$—	$23,619

Total net balance			$275			$23,978

Balance sheet classification:	Prepayment and other		$275	Accrued liabilities		$23,978

At June 30, 2021, we had a pre-tax net unrealized gain of $0.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021, which, assuming commodity prices remain unchanged, will be effectively transferred from accumulated other comprehensive income into the statement of operations as the hedging instruments contractually mature over the next twelve-month period.

NOTE 11:Equity

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the six months ended June 30, 2021 and 2020, we withheld 14,063 and 29,587, respectively, shares of our common stock from certain employees. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 12:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2021
Net change in foreign currency translation adjustment	$2,088	$450	$1,638
Net unrealized gain on hedging instruments	5,424	1,363	4,061
Net change in pension and other post-retirement benefit obligations	(932)	(228)	(704)
Other comprehensive income attributable to HollyFrontier stockholders	$6,580	$1,585	$4,995

Three Months Ended June 30, 2020
Net change in foreign currency translation adjustment	$11,710	$2,488	$9,222
Net unrealized gain on hedging instruments	6,914	1,762	5,152
Other comprehensive income attributable to HollyFrontier stockholders	$18,624	$4,250	$14,374

Six Months Ended June 30, 2021
Net change in foreign currency translation adjustment	$(3,775)	$(775)	$(3,000)
Net unrealized gain on hedging instruments	782	194	588
Net change in pension and other post-retirement benefit obligations	(1,862)	(465)	(1,397)
Other comprehensive loss attributable to HollyFrontier stockholders	$(4,855)	$(1,046)	$(3,809)

Six Months Ended June 30, 2020
Net change in foreign currency translation adjustment	$(9,876)	$(2,139)	$(7,737)
Net unrealized loss on hedging instruments	(6,410)	(1,636)	(4,774)
Net change in pension and other post-retirement benefit obligations	(42)	(4)	(38)
Other comprehensive loss attributable to HollyFrontier stockholders	$(16,328)	$(3,779)	$(12,549)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended June 30,
	2021	2020
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,052)	$(5,403)	Sales and other revenues
	—	459	Cost of products sold
	103	(457)	Operating expenses
	(4,949)	(5,401)
	(1,247)	(1,377)	Income tax benefit
	(3,702)	(4,024)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	104	—	Other, net
	26	—	Income tax expense
	78	—	Net of tax

Post-retirement healthcare obligations	837	—	Other, net
	211	—	Income tax expense
	626	—	Net of tax

Retirement restoration plan	(9)	—	Other, net
	(2)	—	Income tax benefit
	(7)	—	Net of tax

Total reclassifications for the period	$(3,005)	$(4,024)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Six Months Ended June 30,
	2021	2020
	(In thousands)
Hedging instruments:
Commodity price swaps	$(18,771)	$49	Sales and other revenues
	—	2,289	Cost of products sold
	(53)	(1,163)	Operating expenses
	(18,824)	1,175
	(4,744)	300	Income tax expense (benefit)
	(14,080)	875	Net of tax

Other post-retirement benefit obligations:
Pension obligations	205	—	Other, net
	52	—	Income tax expense
	153	—	Net of tax

Post-retirement healthcare obligations	1,675	—	Other, net
	422	—	Income tax expense
	1,253	—	Net of tax

Retirement restoration plan	(18)	—	Other, net
	(5)	—	Income tax benefit
	(13)	—	Net of tax

Total reclassifications for the period	$(12,687)	$875

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	June 30, 2021	December 31, 2020
	(In thousands)
Foreign currency translation adjustment	$(318)	$2,682
Unrealized loss on pension obligation	(453)	(248)
Unrealized gain on post-retirement benefit obligations	10,118	11,310
Unrealized gain (loss) on hedging instruments	306	(282)
Accumulated other comprehensive income	$9,653	$13,462

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Various subsidiaries of HollyFrontier are currently intervenors in two lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The first lawsuit is before the U.S. Court of Appeals for the Tenth Circuit. The matter is fully briefed and remains pending before that court. The second lawsuit is before the U.S. Court of Appeals for the DC Circuit. Briefing of the issues before the court commenced on December 7, 2020; however, in light of the Supreme Court’s decision to review HollyFrontier’s petition for certiorari of the Tenth Circuit January 24, 2020 decision, this case was stayed pending a decision from the Supreme Court. The stay has not been lifted to date. On January 24, 2020, in a separate matter before the Tenth Circuit, the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit issued its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier's petition. The oral argument occurred on April 27, 2021. The U.S. Supreme Court issued its opinion in this matter on June 25, 2021 and reversed the Tenth Circuit. On July 27, 2021, the Tenth Circuit recalled the mandate it issued to the EPA on April 15, 2020 and vacated its January 24, 2020 judgment. On July 29, 2021, the Tenth Circuit issued an order and judgment confirming that it recalled its mandate and vacated its previous judgment in this case. The Tenth Circuit also issued a new mandate returning jurisdiction to the EPA. In December 2020, various subsidiaries of HollyFrontier also filed a petition for review in the DC Circuit challenging the EPA's denial of small refinery exemption petitions for years prior to 2016. The petition was consolidated with petitions from eight other refining companies challenging the same decision. In light of the Supreme Court's decision to hear HollyFrontier's appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. Following the Supreme Court’s decision, HollyFrontier’s subsidiaries filed a motion on July 26, 2021 to dismiss their petition. The DC Circuit granted this motion and dismissed the case on July 28, 2021. We are unable to estimate the costs we may incur, if any, at this time. It is too early to assess how the U.S. Supreme Court decision will impact future small refinery exemptions or whether the remaining cases are expected to have any impact on us.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021. As of December 31, 2020, we had no enforceable right to collect any of the settlement. Accordingly, recognition of a gain occurred when the uncertainties were resolved on February 2, 2021, and we recorded as Gain on tariff settlement in our consolidated statements of operations for the six months ended June 30, 2021.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020, except that our Refining segment excludes intercompany ROU assets and liabilities for operating leases.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (1)	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2021
Sales and other revenues:
Revenues from external customers	$3,887,273	$662,755	$27,092	$3	$4,577,123
Intersegment revenues	205,186	6,434	99,142	(310,762)	—
	$4,092,459	$669,189	$126,234	$(310,759)	$4,577,123
Cost of products sold (exclusive of lower of cost or market inventory)	$3,619,319	$491,218	$—	$(284,808)	$3,825,729
Lower of cost or market inventory valuation adjustment	$(118,825)	$—	$—	$—	$(118,825)
Operating expenses	$231,422	$61,310	$42,068	$(609)	$334,191
Selling, general and administrative expenses	$30,136	$37,583	$2,846	$7,189	$77,754
Depreciation and amortization	$79,938	$19,152	$22,275	$2,677	$124,042
Income (loss) from operations	$250,469	$59,926	$59,045	$(35,208)	$334,232
Earnings of equity method investments	$—	$—	$3,423	$—	$3,423
Capital expenditures	$33,150	$5,614	$24,498	$119,618	$182,880

Three Months Ended June 30, 2020
Sales and other revenues:
Revenues from external customers	$1,690,042	$353,644	$19,244	$—	$2,062,930
Intersegment revenues	37,462	3,643	95,563	(136,668)	—
	$1,727,504	$357,287	$114,807	$(136,668)	$2,062,930
Cost of products sold (exclusive of lower of cost or market inventory)	$1,433,437	$258,347	$—	$(114,788)	$1,576,996
Lower of cost or market inventory valuation adjustment	$(269,904)	$—	$—	$—	$(269,904)
Operating expenses	$239,359	$47,840	$34,737	$(18,577)	$303,359
Selling, general and administrative expenses	$32,811	$35,919	$2,535	$4,104	$75,369
Depreciation and amortization	$81,694	$19,779	$24,008	$4,697	$130,178
Long-lived asset impairment (2)	$215,242	$204,708	$16,958	$—	$436,908
Income (loss) from operations	$(5,135)	$(209,306)	$36,569	$(12,104)	$(189,976)
Earnings of equity method investments	$—	$—	$2,156	$—	$2,156
Capital expenditures	$12,102	$4,311	$11,798	$17,776	$45,987

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (1)	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2021
Sales and other revenues:
Revenues from external customers	$6,844,306	$1,184,753	$52,350	$7	$8,081,416
Intersegment revenues	265,648	8,999	201,068	(475,715)	—
	$7,109,954	$1,193,752	$253,418	$(475,708)	$8,081,416
Cost of products sold (exclusive of lower of cost or market inventory)	$6,381,262	$822,741	$—	$(417,969)	$6,786,034
Lower of cost or market inventory valuation adjustment	$(318,353)	$—	$—	$(509)	$(318,862)
Operating expenses	$524,277	$122,063	$83,433	$4,327	$734,100
Selling, general and administrative expenses	$58,632	$83,136	$5,815	$12,146	$159,729
Depreciation and amortization	$168,020	$39,273	$45,281	$(4,453)	$248,121
Income (loss) from operations	$296,116	$126,539	$118,889	$(69,250)	$472,294
Earnings of equity method investments	$—	$—	$5,186	$—	$5,186
Capital expenditures	$73,511	$9,701	$57,716	$191,913	$332,841

Six Months Ended June 30, 2020
Sales and other revenues:
Revenues from external customers	$4,540,662	$877,143	$45,670	$—	$5,463,475
Intersegment revenues	121,708	6,747	196,991	(325,446)	—
	$4,662,370	$883,890	$242,661	$(325,446)	$5,463,475
Cost of products sold (exclusive of lower of cost or market inventory)	$3,902,188	$649,727	$—	$(281,193)	$4,270,722
Lower of cost or market inventory valuation adjustment	$290,560	$—	$—	$—	$290,560
Operating expenses	$498,533	$101,971	$69,718	$(38,518)	$631,704
Selling, general and administrative expenses	$63,811	$84,881	$5,237	$9,177	$163,106
Depreciation and amortization	$171,873	$41,828	$47,986	$9,066	$270,753
Long-lived asset impairment (2)	$215,242	$204,708	$16,958	$—	$436,908
Income (loss) from operations	$(479,837)	$(199,225)	$102,762	$(23,978)	$(600,278)
Earnings of equity method investments	$—	$—	$3,870	$—	$3,870
Capital expenditures	$65,116	$13,392	$30,740	$20,488	$129,736

(1) For the three and the six months ended June 30, 2021, Corporate and Other includes $11.3 million and $24.1 million, respectively, of operating expenses and $113.8 million and $184.0 million, respectively, of capital expenditures related to the construction of our renewable diesel units.
(2) The results of our HEP reportable segment for the three and six months ended June 30, 2020 include a long-lived asset impairment charge attributed to HEP’s logistics assets at our Cheyenne Refinery.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
June 30, 2021
Cash and cash equivalents	$6,383	$126,944	$19,561	$1,245,392	$1,398,280
Total assets	$7,018,933	$2,015,176	$2,255,752	$1,270,172	$12,560,033
Long-term debt	$—	$—	$1,362,570	$1,738,399	$3,100,969

December 31, 2020
Cash and cash equivalents	$3,106	$163,729	$21,990	$1,179,493	$1,368,318
Total assets	$6,203,847	$1,864,313	$2,198,478	$1,240,226	$11,506,864
Long-term debt	$—	$—	$1,405,603	$1,737,115	$3,142,718

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 15:Subsequent Event

HFC Transactions

On August 2, 2021, HollyFrontier, Hippo Parent Corporation, a wholly owned subsidiary of HollyFrontier (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent (“Parent Merger Sub”), The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, HollyFrontier will acquire the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier will merge with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of New Parent (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair will contribute all of the equity interests of the Target Company to New Parent in exchange for shares of New Parent, resulting in the Target Company becoming a direct wholly owned subsidiary of New Parent (the “Sinclair Oil Acquisition” and together with the HFC Merger, the “HFC Transactions”).

Under the terms of the Business Combination Agreement, at the effective time of the HFC Merger, (a) each share of common stock of HollyFrontier, par value $0.01 per share, will be automatically converted into one share of common stock of New Parent, par value $0.01 per share (“New Parent Common Stock”) and (b) immediately thereafter, Sinclair will contribute the equity interests in the Target Company to New Parent in exchange for 60,230,036 shares of New Parent Common Stock, subject to adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions (as defined below), HollyFrontier agrees to divest certain Woods Cross Refinery assets and the sales price for such assets does not exceed a threshold provided in the Business Combination Agreement.

On a pro forma basis following the closing, Sinclair is expected to own 26.75% of the outstanding common stock of New Parent, and HollyFrontier’s current stockholders are expected to hold in the aggregate 73.25% of the outstanding common stock of New Parent, based on HollyFrontier’s outstanding shares of common stock as of July 30, 2021.

Consummation of the HFC Transactions is subject to satisfaction or waiver of certain customary conditions, including, among others, receipt of approval for the issuance of New Parent common stock from HollyFrontier’s stockholders; the satisfaction of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; and the consummation of the HEP Transactions (as defined below), which will occur immediately prior to the HFC Transactions (the HEP Transactions, together with the HFC Transactions, the “Sinclair Transactions”).

The Business Combination Agreement automatically terminates if the HEP Transactions are terminated and contains other customary termination rights. In the event that certain events occur under specified circumstances outlined in the Business Combination Agreement, HollyFrontier could be required to pay Sinclair a termination fee equal to $200 million or $35 million as reimbursement for expenses.

Upon closing of the Sinclair Transactions, HollyFrontier’s existing senior management team will operate the combined company. Under the definitive agreements, Sinclair will be granted the right to nominate two directors to the New Parent Board of Directors at the closing. The Sinclair stockholders have also agreed to certain customary lock up, voting and standstill restrictions, as well as customary registration rights, for the New Parent Common Stock to be issued to the stockholders of Sinclair. The new company will be headquartered in Dallas, Texas, with combined business offices in Salt Lake City, Utah. Following the consummation of the HFC Merger, New Parent will assume HollyFrontier’s listing on the New York Stock Exchange and will be renamed “HF Sinclair Corporation”.

HEP Transactions

On August 2, 2021, HEP, Sinclair, and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the Partnership will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common limited partner units of HEP and cash consideration equal to $325 million (the “HEP Transactions”).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The cash consideration for the HEP Transactions is subject to customary adjustments at closing for working capital of STC. The number of HEP common limited partner units to be issued to Sinclair at closing is subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair, and STC. The HEP Transactions are expected to close in mid-2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the consummation of the HFC Transactions.

The Contribution Agreement automatically terminates if the HFC Transactions are terminated and contains other customary termination rights, including a termination right for each of the Partnership and Sinclair if, under certain circumstances, the closing does not occur by May 2, 2022 (the “Outside Date”), except that the Outside Date can be extended by either party by up to two 90 day periods to obtain any required antitrust clearance.

Upon closing of the HEP Transactions, HEP’s existing senior management team will continue to operate HEP. Under the definitive agreements, Sinclair will be granted the right to nominate one director to the HEP Board of Directors at the closing. The Sinclair stockholders have also agreed to certain customary lock up restrictions and registration rights for the HEP common limited partner units to be issued to the stockholders of Sinclair. HEP will continue to operate under the name Holly Energy Partners, L.P.

On August 2, 2021, in connection with the Sinclair Transactions, HEP and HollyFrontier entered into a Letter Agreement (“Letter Agreement”) pursuant to which, among other things, HEP and HollyFrontier agreed, upon the consummation of the Sinclair Transactions, to enter into amendments to certain of the agreements by and among HEP and HollyFrontier, including the master throughput agreement, to include within the scope of such agreements the assets to be acquired by HEP pursuant to the Contribution Agreement.

In addition, the Letter Agreement provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HollyFrontier enters into a definitive agreement to divest its Woods Cross Refinery, then HEP would sell certain assets located at, or relating to, the Woods Cross Refinery to HollyFrontier in exchange for cash consideration equal to $232.5 million plus the certain accounts receivable of HEP in respect of such assets, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HollyFrontier. The Letter Agreement also provides that HEP’s right to future revenues from HollyFrontier in respect of such Woods Cross Refinery assets will terminate at the closing of such sale.

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

On August 2, 2021, HollyFrontier, Hippo Parent Corporation, a wholly owned subsidiary of HollyFrontier (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent (“Parent Merger Sub”), The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a Business Combination Agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, HollyFrontier will acquire the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier will merge with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of New Parent (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair will contribute all of the equity interests of the Target Company to New Parent in exchange for shares of New Parent, resulting in the Target Company becoming a direct wholly owned subsidiary of New Parent (the “Sinclair Oil Acquisition” and together with the HFC Merger, the “HFC Transactions”).

Under the terms of the Business Combination Agreement, (a) each share of common stock of HollyFrontier, par value $0.01 per share, will be automatically converted into one share of common stock of New Parent, par value $0.01 per share (“New Parent Common Stock”) and (b) Sinclair will contribute the equity interests in the Target Company to New Parent in exchange for 60,230,036 shares of New Parent Common Stock, subject to adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions (as defined below), HollyFrontier agrees to divest certain Woods Cross Refinery assets and the sales price for such assets does not exceed a threshold provided in the Business Combination Agreement.

Additionally, on August 2, 2021, HEP, Sinclair, and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common limited partner units of HEP and cash consideration equal to $325 million (the “HEP Transactions”, and together with the HFC Transactions, the “Sinclair Transactions”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Sinclair Transactions are expected to close in mid-2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of required approvals of HFC’s stockholders. In addition, the HFC Transactions and the HEP Transactions are cross-conditioned on each other. See Note 15 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Table of Content
On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly-owned subsidiary of HollyFrontier Corporation, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”), for a base cash purchase price of $350 million plus hydrocarbon inventory to be valued at closing with an estimated current value in the range of $150 million to $180 million (the “Puget Sound Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal, and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity. The Puget Sound Acquisition is expected to close in the fourth quarter of 2021, subject to customary closing conditions. We expect to fund the Puget Sound Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand.

On April 27, 2021, our wholly-owned subsidiary, 7037619 Canada Inc, entered into a contract for sale of property in Mississuaga, Canada for base consideration of Canadian $125 million, and we expect the transaction to close in the third quarter of 2021.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our facility in Cheyenne, Wyoming (the “Cheyenne Refinery”) and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $8.1 million and $16.3 million, in decommissioning expense and $0.2 million and $0.7 million, in employee severance costs for the three and six months ended June 30, 2021, respectively, which were recognized in operating expenses in our Corporate and Other segment.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment, which is expected to save approximately $15 million per year of ongoing cash expenses. We recorded $7.8 million in employee severance costs for the six months ended June 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

For the three months ended June 30, 2021, net income attributable to HollyFrontier stockholders was $168.9 million compared to net loss of $176.7 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, net income attributable to HollyFrontier stockholders was $317.1 million compared to net loss of $481.3 million for the six months ended June 30, 2020. Included in our financial results for the second quarter of 2021 was an inventory reserve adjustment that resulted in a benefit of $118.8 million. Gross refining margin per produced barrel sold in our Refining segment increased 45% for the three months ended June 30, 2021 over the same period of 2020. Included in the three months ended June 30, 2020 were long-lived asset impairment charges of $436.9 million related to our Cheyenne Refinery and Petro-Canada Lubricants Inc. (“PCLI”).

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $175.0 million for the three months ended June 30, 2021. At June 30, 2021, our open RINs credit obligations were $131.1 million. We will continue to monitor and adjust our RINs position commensurate with our production levels, market conditions and RFS regulations.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Global demand for transportation fuels has continued to improve beginning late in the second quarter of 2020, but remains below pre-pandemic levels. In response to this demand and margin environment, as well as both planned and unplanned maintenance, we operated our Refining segment refineries at an average crude charge of 416,350 BPD during the second quarter of 2021.

In our Lubricants and Specialty Products segment, the Rack Back portion saw a combination of strong demand as well as limited supply due to a number of factors driving strong margins and earnings across the segment. In the Rack Forward portion, despite strong sales volumes and price increases, the rapid rise in base oil prices through the quarter compressed margins in the second quarter of 2021.

Table of Content
Continued increases in commodity prices resulted in market values for our inventories held at June 30, 2021 above the costs of these inventories using the last-in, first-out (“LIFO”) method and in a lower of cost or market valuation gain of $118.8 million for the three months ended June 30, 2021.

Our standalone (excluding HEP) liquidity was approximately $2.7 billion at June 30, 2021, consisting of cash and cash equivalents of $1.4 billion and an undrawn $1.35 billion credit facility maturing in 2026. Our standalone (excluding HEP) principal amount of long-term debt was $1.75 billion as of June 30, 2021, which consists of $350.0 million in 2.625% senior notes due in 2023, $1.0 billion of 5.875% senior notes due in 2026 and $400.0 million in 4.500% senior notes due in 2030.

OUTLOOK

The impact of the COVID-19 pandemic on the global macroeconomy created an unprecedented reduction in demand, as well as a lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 that continued through the second quarter of 2021, and with the increasing availability of vaccines, we believe there is a path to a fulsome recovery in demand in 2021.

With increasing vaccination rates, most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

Within our Refining segment, for the third quarter of 2021, we expect to run between 380,000-400,000 barrels per day of crude oil. We expect to adjust refinery production levels commensurate with market demand and planned maintenance.

Within our Lubricants and Specialty Products segment, for the full year 2021, we expect to earn between $180 million to $220 million in income from operations and $230 million to $270 million of EBITDA in the Rack Forward portion of the segment. Within the Rack Back portion, for the third quarter of 2021, we expect base oil margins to fall from spot market levels, but remain higher than the past three years. Similar to our Refining segment, we expect to adjust production levels commensurate with market demand.

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

During the third quarter of 2020, we increased our liquidity by $750.0 million with the issuance of $350.0 million in 2.625% senior notes due in 2023 and $400.0 million in 4.500% senior notes due in 2030. This additional liquidity may be used for general corporate purposes and is expected to support the planned growth of our renewables business and the unexpected economic impact of COVID-19, as needed. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until demand for our products normalize. In addition, we announced the Puget Sound Acquisition, which is expected to close in the fourth quarter of 2021, subject to customary closing conditions. We expect to fund the Puget Sound Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand. Our Board of Directors approved the one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

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

Table of Content
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in this Form 10-Q. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2021 and 2020 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2020
	2021	2020	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,577,123	$2,062,930	$2,514,193	122%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,825,729	1,576,996	2,248,733	143
Lower of cost or market inventory valuation adjustment	(118,825)	(269,904)	151,079	(56)
	3,706,904	1,307,092	2,399,812	184
Operating expenses (exclusive of depreciation and amortization)	334,191	303,359	30,832	10
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77,754	75,369	2,385	3
Depreciation and amortization	124,042	130,178	(6,136)	(5)
Long-lived asset impairment	—	436,908	(436,908)	(100)
Total operating costs and expenses	4,242,891	2,252,906	1,989,985	88
Income (loss) from operations	334,232	(189,976)	524,208	(276)
Other income (expense):
Earnings of equity method investments	3,423	2,156	1,267	59
Interest income	1,029	1,506	(477)	(32)
Interest expense	(28,942)	(32,695)	3,753	(11)
Gain on sales-type leases	—	33,834	(33,834)	(100)
Gain on foreign currency transactions	583	2,285	(1,702)	(74)
Other, net	7,927	1,572	6,355	404
	(15,980)	8,658	(24,638)	(285)
Income (loss) before income taxes	318,252	(181,318)	499,570	(276)
Income tax expense (benefit)	123,485	(30,911)	154,396	(499)
Net income (loss)	194,767	(150,407)	345,174	(229)
Less net income attributable to noncontrolling interest	25,917	26,270	(353)	(1)
Net income (loss) attributable to HollyFrontier stockholders	$168,850	$(176,677)	$345,527	(196)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.03	$(1.09)	$2.12	(194)%
Diluted	$1.03	$(1.09)	$2.12	(194)%
Cash dividends declared per common share	$—	$0.35	$(0.35)	(100)%
Average number of common shares outstanding:
Basic	162,523	161,889	634	—%
Diluted	162,523	161,889	634	—%

Table of Content

	Six Months Ended June 30,		Change from 2020
	2021	2020	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$8,081,416	$5,463,475	2,617,941	48%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,786,034	4,270,722	2,515,312	59
Lower of cost or market inventory valuation adjustment	(318,862)	290,560	(609,422)	(210)
	6,467,172	4,561,282	1,905,890	42
Operating expenses (exclusive of depreciation and amortization)	734,100	631,704	102,396	16
Selling, general and administrative expenses (exclusive of depreciation and amortization)	159,729	163,106	(3,377)	(2)
Depreciation and amortization	248,121	270,753	(22,632)	(8)
Long-lived asset impairment	—	436,908	(436,908)	(100)
Total operating costs and expenses	7,609,122	6,063,753	1,545,369	25
Income (loss) from operations	472,294	(600,278)	1,072,572	(179)

Other income (expense):
Earnings of equity method investments	5,186	3,870	1,316	34
Interest income	2,060	5,579	(3,519)	(63)
Interest expense	(67,328)	(55,334)	(11,994)	22
Gain on tariff settlement	51,500	—	51,500	—
Gain on sales-type leases	—	33,834	(33,834)	(100)
Loss on early extinguishment of debt	—	(25,915)	25,915	(100)
Loss on foreign currency transactions	(734)	(1,948)	1,214	(62)
Other, net	9,817	3,422	6,395	187
	501	(36,492)	36,993	(101)
Income (loss) before income taxes	472,795	(636,770)	1,109,565	(174)
Income tax expense (benefit)	95,178	(193,077)	288,255	(149)
Net income (loss)	377,617	(443,693)	821,310	(185)
Less net income attributable to noncontrolling interest	60,550	37,607	22,943	61
Net income (loss) attributable to HollyFrontier stockholders	$317,067	$(481,300)	$798,367	(166)%

Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.92	$(2.97)	$4.89	(165)%
Diluted	$1.92	$(2.97)	$4.89	(165)%
Cash dividends declared per common share	$0.35	$0.70	$(0.35)	(50)%
Average number of common shares outstanding:
Basic	162,501	161,882	619	—%
Diluted	162,501	161,882	619	—%

Balance Sheet Data

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,398,280	$1,368,318
Working capital	$2,131,679	$1,935,605
Total assets	$12,560,033	$11,506,864
Long-term debt	$3,100,969	$3,142,718
Total equity	$6,040,244	$5,722,203

Table of Content
Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$427,755	$119,204	$490,081	$309,302
Net cash used for investing activities	$(175,248)	$(45,572)	$(322,312)	$(131,666)
Net cash used for financing activities	$(48,917)	$(84,062)	$(138,478)	$(155,519)
Capital expenditures	$182,880	$45,987	$332,841	$129,736
EBITDA (1)	$444,290	$(46,221)	$725,634	$(353,869)

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

Refining Segment Operating Data

Our refinery operations include the El Dorado, Tulsa, Navajo and Woods Cross Refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments, depreciation and amortization and long-lived asset impairments. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region continues to be comprised of the El Dorado and Tulsa Refineries, and the new West region is comprised of the Navajo and Woods Cross Refineries. Refining segment operating data for the three and six months ended June 30, 2020 have been retrospectively adjusted to reflect the revised regional groupings.

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	278,380	206,950	247,500	229,670
Refinery throughput (BPD) (2)	293,050	220,010	257,030	245,470
Sales of produced refined products (BPD) (3)	287,680	216,280	249,400	237,760
Refinery utilization (4)	107.1%	79.6%	95.2%	88.3%

Average per produced barrel (5)
Refinery gross margin	$10.82	$6.31	$8.99	$8.07
Refinery operating expenses (6)	5.27	5.68	7.22	5.47
Net operating margin	$5.55	$0.63	$1.77	$2.60

Refinery operating expenses per throughput barrel (7)	$5.18	$5.58	$6.89	$5.30

Feedstocks:
Sweet crude oil	64%	61%	62%	56%
Sour crude oil	14%	16%	14%	19%
Heavy sour crude oil	17%	17%	19%	19%
Other feedstocks and blends	5%	6%	5%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	51%	53%
Diesel fuels	34%	36%	34%	33%
Jet fuels	4%	1%	5%	4%
Fuel oil	1%	1%	1%	1%
Asphalt	2%	3%	2%	3%
Base oils	4%	3%	4%	4%
LPG and other	4%	2%	3%	2%
Total	100%	100%	100%	100%

West Region (Navajo and Woods Cross Refineries)
Crude charge (BPD) (1)	137,970	105,120	134,940	122,690
Refinery throughput (BPD) (2)	151,680	117,840	148,160	136,090
Sales of produced refined products (BPD) (3)	156,260	132,610	150,290	141,610
Refinery utilization (4)	95.2%	72.5%	93.1%	84.6%

Average per produced barrel (5)
Refinery gross margin	$13.35	$10.96	$11.88	$12.41
Refinery operating expenses (6)	6.57	7.26	7.29	7.07
Net operating margin	$6.78	$3.70	$4.59	$5.34

Refinery operating expenses per throughput barrel (7)	$6.77	$7.62	$7.40	$7.36

Feedstocks:
Sweet crude oil	22%	32%	23%	29%
Sour crude oil	59%	48%	59%	50%
Black wax crude oil	10%	9%	9%	11%
Other feedstocks and blends	9%	11%	9%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	55%	53%	56%
Diesel fuels	37%	34%	37%	35%
Fuel oil	3%	2%	3%	2%
Asphalt	5%	6%	4%	4%
LPG and other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated
Crude charge (BPD) (1)	416,350	312,070	382,440	352,360
Refinery throughput (BPD) (2)	444,730	337,850	405,190	381,560
Sales of produced refined products (BPD) (3)	443,940	348,890	399,690	379,370
Refinery utilization (4)	102.8%	77.1%	94.4%	87.0%

Average per produced barrel (5)
Refinery gross margin	$11.71	$8.08	$10.07	$9.69
Refinery operating expenses (6)	5.73	6.28	7.25	6.07
Net operating margin	$5.98	$1.80	$2.82	$3.62

Refinery operating expenses per throughput barrel (7)	$5.72	$6.48	$7.07	$6.03

Feedstocks:
Sweet crude oil	50%	51%	48%	46%
Sour crude oil	30%	27%	30%	30%
Heavy sour crude oil	11%	11%	12%	12%
Black wax crude oil	3%	3%	3%	4%
Other feedstocks and blends	6%	8%	7%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	52%	54%
Diesel fuels	35%	35%	35%	34%
Jet fuels	3%	1%	3%	3%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	4%	3%	3%
Base oils	3%	2%	3%	2%
LPG and other	4%	3%	3%	3%
Total	100%	100%	100%	100%

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

Table of Content
Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lubricants and Specialty Products
Throughput (BPD)	19,310	16,370	19,860	19,060
Sales of produced refined products (BPD)	36,670	26,990	34,630	31,900

Sales of produced refined products:
Finished products	51%	56%	52%	51%
Base oils	29%	19%	27%	23%
Other	20%	25%	21%	26%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended June 30, 2021
Sales and other revenues	$254,485	$629,211	$(214,507)	$669,189
Cost of products sold	$163,280	$542,445	$(214,507)	$491,218
Operating expenses	$29,106	$32,204	$—	$61,310
Selling, general and administrative expenses	$5,914	$31,669	$—	$37,583
Depreciation and amortization	$6,230	$12,922	$—	$19,152
Income from operations	$49,955	$9,971	$—	$59,926

Three months ended June 30, 2020
Sales and other revenues	$85,857	$343,927	$(72,497)	$357,287
Cost of products sold	$67,210	$263,634	$(72,497)	$258,347
Operating expenses	$21,034	$26,806	$—	$47,840
Selling, general and administrative expenses	$5,617	$30,302	$—	$35,919
Depreciation and amortization	$5,877	$13,902	$—	$19,779
Long-lived asset impairment	$167,017	$37,691	$—	$204,708
Loss from operations	$(180,898)	$(28,408)	$—	$(209,306)

Six months ended June 30, 2021
Sales and other revenues	$427,927	$1,112,457	$(346,632)	$1,193,752
Cost of products sold	$295,812	$873,561	$(346,632)	$822,741
Operating expenses	$57,727	$64,336	$—	$122,063
Selling, general and administrative expenses	$12,653	$70,483	$—	$83,136
Depreciation and amortization	$13,535	$25,738	$—	$39,273
Income from operations	$48,200	$78,339	$—	$126,539

Six months ended June 30, 2020
Sales and other revenues	$250,686	$817,984	$(184,780)	$883,890
Cost of products sold	$247,810	$586,697	$(184,780)	$649,727
Operating expenses	$44,303	$57,668	$—	$101,971
Selling, general and administrative expenses	$10,980	$73,901	$—	$84,881
Depreciation and amortization	$16,744	$25,084	$—	$41,828
Long-lived asset impairment	$167,017	$37,691	$—	$204,708
Income (loss) from operations	$(236,168)	$36,943	$—	$(199,225)
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

Table of Content

Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Summary
Net income attributable to HollyFrontier stockholders for the three months ended June 30, 2021 was $168.9 million ($1.03 per basic and diluted share), a $345.5 million increase from a net loss of $176.7 million ($(1.09) per basic and diluted share) for the three months ended June 30, 2020. The increase in net income was principally due to long-lived asset impairment charges of $436.9 million for the three months ended June 30, 2020, partially offset by lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $118.8 million for the three months ended June 30, 2021 as compared to $269.9 million for the three months ended June 30, 2020. Refinery gross margins for the three months ended June 30, 2021 increased to $11.71 per produced barrel sold from $8.08 for the three months ended June 30, 2020.

Sales and Other Revenues
Sales and other revenues increased 122% from $2,062.9 million for the three months ended June 30, 2020 to $4,577.1 million for the three months ended June 30, 2021 due to the increase in sales prices and higher refined product sales volumes. Sales and other revenues for the three months ended June 30, 2021 and 2020 included $27.1 million and $19.2 million, respectively, of HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $662.8 million and $353.6 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended June 30, 2021 and 2020, respectively.

Cost of Products Sold
Total cost of products sold increased 184% from $1,307.1 million for the three months ended June 30, 2020 to $3,706.9 million for the three months ended June 30, 2021 principally due to higher crude oil costs and higher refined product volumes. During the second quarter of 2021, we recognized a lower of cost or market inventory valuation adjustment benefit of $118.8 million compared to a benefit of $269.9 million for the same period in 2020.

Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 45% from $8.08 for the three months ended June 30, 2020 to $11.71 for the three months ended June 30, 2021. The increase was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 10% from $303.4 million for the three months ended June 30, 2020 to $334.2 million for the three months ended June 30, 2021 primarily due to an increase in repair and maintenance costs and the increase in natural gas prices and natural gas utilization compared to the three months ended June 30, 2020. Lower natural gas prices and utilization during 2020 were primarily the result of the COVID-19 pandemic.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $77.8 million for the three months ended June 30, 2021 were consistent with the same period in the prior year.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 5% from $130.2 million for the three months ended June 30, 2020 to $124.0 million for the three months ended June 30, 2021. This decrease was primarily due to lower capitalized refinery turnaround costs during 2020 and lower depreciation expense resulting from the assets impaired in the second quarter of 2020.

Long-lived Asset Impairment
During the three months ended June 30, 2020, we recorded long-lived asset impairment charges of $232.2 million related to our Cheyenne Refinery and $204.7 million related to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Table of Content
Interest Expense
Interest expense was $28.9 million for the three months ended June 30, 2021 compared to $32.7 million for the three months ended June 30, 2020. This decrease was primarily due to net gains related to our catalyst financing arrangement during the three months ended June 30, 2021 as compared to net losses during the same period in the prior year, partially offset by interest expense on our senior notes issued in September 2020.

For the three months ended June 30, 2021 and 2020, interest expense attributable to our HEP segment was $13.9 million and $12.1 million, respectively.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the three months ended June 30, 2020.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net gains of $0.6 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, gain on foreign currency transactions included a loss of $6.1 million and $14.3 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Other, Net
For the three months ended June 30, 2021, HEP recorded a $5.3 million gain related to the sale of certain pipeline assets.

Income Taxes
For the three months ended June 30, 2021, we recorded an income tax expense of $123.5 million compared to a benefit of $30.9 million for the three months ended June 30, 2020. This increase was principally due to pre-tax income during the three months ended June 30, 2021 compared to a pre-tax loss in the same period of 2020. Our effective tax rates were 38.8% and 17.0% for the three months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended June 30, 2021 was primarily due to the reversal of benefits recorded in the previous quarter due to increased income, partially offset by benefits recorded on state tax rate decreases enacted in the current quarter.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Summary
Net income attributable to HollyFrontier stockholders for the six months ended June 30, 2021 was $317.1 million ($1.92 per basic and diluted share), a $798.4 million increase compared to a net loss of $481.3 million ($(2.97) per basic and diluted share) for the six months ended June 30, 2020. Net income increased principally due to lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $318.9 million for the six months ended June 30, 2021 and decreased pre-tax earnings by $290.6 million for the six months ended June 30, 2020. In addition, we recorded long-lived asset impairment charges of $436.9 million for the six months ended June 30, 2020. The increase in net income for the six months ended June 30, 2021 was partially offset by the impact of winter storm Uri, which increased natural gas costs by approximately $65 million across our refining system. Refinery gross margins for the six months ended June 30, 2021 increased to $10.07 per barrel sold from $9.69 for the six months ended June 30, 2020.

Sales and Other Revenues
Sales and other revenues increased 48% from $5,463.5 million for the six months ended June 30, 2020 to $8,081.4 million for the six months ended June 30, 2021 due to a year-over-year increase in sales prices and higher refined product sales volumes. Sales and other revenues for the six months ended June 30, 2021 and 2020 include $52.4 million and $45.7 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,184.8 million and $877.1 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the six months ended June 30, 2021 and 2020, respectively.

Table of Content
Cost of Products Sold
Total cost of products sold increased 42% from $4,561.3 million for the six months ended June 30, 2020 to $6,467.2 million for the six months ended June 30, 2021 principally due to the increase in crude oil and feedstock prices and refined product sales volumes. We recognized a lower of cost or market inventory valuation benefit of $318.9 million for the six months ended June 30, 2021 compared to a charge of $290.6 million for the same period of 2020, resulting in no lower of cost or market reserve at June 30, 2021.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 4% from $9.69 for the six months ended June 30, 2020 to $10.07 for the six months ended June 30, 2021 principally due to the increase in the average per barrel sold sales prices, partially offset by the increase in crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 16% from $631.7 million for the six months ended June 30, 2020 to $734.1 million for the six months ended June 30, 2021 primarily due to the increase in natural gas prices and natural gas utilization and higher planned and unplanned repair and maintenance costs compared to the six months ended June 30, 2020. The increase in natural gas prices was due in part to winter storm Uri during the first quarter of 2021.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $159.7 million for the six months ended June 30, 2021 were consistent with the same period in the prior year.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 8% from $270.8 million for the six months ended June 30, 2020 to $248.1 million for the six months ended June 30, 2021. This decrease was principally due to lower capitalized refinery turnaround costs during 2020 and lower depreciation expense resulting from the assets impaired in the second quarter of 2020.

Long-lived Asset Impairment
During the six months ended June 30, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery and $204.7 million related to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Expense
Interest expense was $67.3 million for the six months ended June 30, 2021 compared to $55.3 million for the six months ended June 30, 2020. This increase was primarily due to interest expense on our senior notes issued in September 2020 and net losses related to our catalyst financing arrangements during the six months ended June 30, 2021 as compared to net gains during the six months ended June 30, 2020. The increase was partially offset by lower weighted average balance and lower market interest rates on HEP’s credit facility during the six months ended June 30, 2021.

For the six months ended June 30, 2021 and 2020, interest expense attributable to our HEP Segment was $27.2 million and $28.2 million, respectively.

Gain on Tariff Settlement
For the six months ended June 30, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 13 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the six months ended June 30, 2020.

Loss on Early Extinguishment of Debt
For the six months ended June 30, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6.0% senior notes maturing August 2024 for $522.5 million.

Table of Content
Loss on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net losses of $0.7 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, loss on foreign currency transactions included a net loss of $12.8 million and a gain of $19.2 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Other, Net
For the six months ended June 30, 2021, HEP recorded a $5.3 million gain related to the sale of certain pipeline assets.

Income Taxes
For the six months ended June 30, 2021, we recorded an income tax expense of $95.2 million compared to a benefit of $193.1 million for the six months ended June 30, 2020. This change to income tax expense in 2021 from income tax benefit in 2020 was principally due to pre-tax income during the six months ended June 30, 2021 as compared to a pre-tax loss during 2020. Our effective tax rates were 20.1% and 30.3% for the six months ended June 30, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2021 was primarily due to the tax effects of income attributable to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

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

HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the six months ended June 30, 2021, HEP received advances totaling $141.0 million and repaid $184.5 million under the HEP Credit Agreement. At June 30, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $870.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. In connection with the the Puget Sound Acquisition, our Board of Directors approved a one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

Table of Content
Our standalone (excluding HEP) liquidity was approximately $2.7 billion at June 30, 2021, consisting of cash and cash equivalents of $1.4 billion and an undrawn $1.35 billion credit facility.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of June 30, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects at the earliest.
Cash Flows – Operating Activities

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net cash flows provided by operating activities were $490.1 million for the six months ended June 30, 2021 compared to $309.3 million for the six months ended June 30, 2020, an increase of $180.8 million. The increase in operating cash flows was primarily due to the increase in gross refinery margins and $51.5 million received upon settlement of a tariff rate case, partially offset by higher operating expenses.

Changes in working capital increased operating cash flows by $149.0 million and decreased operating cash flows by $103.3 million, for the six months ended June 30, 2021 and 2020, respectively. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net cash flows used for investing activities were $322.3 million for the six months ended June 30, 2021 compared to $131.7 million for the six months ended June 30, 2020, an increase of $190.6 million. Cash expenditures for properties, plants and equipment for the first six months of 2021 increased to $332.8 million from $129.7 million for the same period in 2020, primarily due to expenditures related to our renewable diesel units that are expected to be completed in early 2022. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $57.7 million and $30.7 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2020, HEP also invested $2.4 million in the Cushing Connect Pipeline & Terminal LLC joint venture.

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

Expected capital and turnaround cash spending for 2021 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$190.0	$220.0
Renewables	625.0	675.0
Lubricants and Specialty Products	40.0	50.0
Turnarounds and catalyst	320.0	350.0
Total HollyFrontier	1,175.0	1,295.0

HEP
Maintenance	17.0	21.0
Expansion and joint venture investment	38.0	42.0
Refining unit turnarounds	5.0	8.0
Total HEP	60.0	71.0
Total	$1,235.0	$1,366.0

Cash Flows – Financing Activities

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
For the six months ended June 30, 2021, our net cash flows used for financing activities were $138.5 million. During the six months ended June 30, 2021, we paid $57.7 million in dividends and $7.9 million of deferred financing costs in connection with the amendment of the HollyFrontier Credit Agreement in April 2021. During the six months ended June 30, 2021, HEP had net repayments of $43.5 million under the HEP Credit Agreement and paid $6.6 million of deferred financing costs in connection with the amendment of the HEP Credit Agreement in April 2021. In addition, HEP paid distributions of $38.2 million to noncontrolling interests and received contributions from noncontrolling interests of $17.6 million.

For the six months ended June 30, 2020, our net cash flows used for financing activities were $155.5 million. During the six months ended June 30, 2020, we paid $114.4 million in dividends. HEP received $168.0 million and repaid $138.5 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.3 million in net proceeds from the issuance of HEP 5.0% senior notes. In addition, HEP paid distributions of $51.0 million to noncontrolling interests and received contributions from noncontrolling interests of $13.3 million.

Table of Content
Contractual Obligations and Commitments

HollyFrontier Corporation

In April 2021, we renewed a contract for terminal and storage services with a third party for an additional 15-year term. The agreement provides for storage capacity of 200,000 barrels per month for a total commitment of $9.4 million over the 15 year term. In addition, the agreement provides a throughput volume commitment of 225,000 barrels per day of crude oil for a total commitment of $92.4 million over the 15-year term. We also had certain lease renewals that increased our lease liabilities on our consolidated balance sheets during the six months ended June 30, 2021. There were no other significant changes to our long-term contractual obligations during the six months ended June 30, 2021.

HEP

During the six months ended June 30, 2021, HEP had net repayments of $43.5 million resulting in $870.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2021.

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

At June 30, 2021, the LIFO value of inventory was equal to cost. Future decreases in overall inventory values could result in an establishment of a lower of cost or market inventory valuation reserve and additional charges to cost of products sold.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Table of Content
Goodwill and Long-lived Assets: As of June 30, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.2 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

We continually monitor and evaluate various factors for potential indicators of goodwill and long-lived asset impairment. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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

Table of Content
As of June 30, 2021, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2021	2022	Unit of Measure

Natural gas price swaps - long	900,000	900,000	—	MMBTU
NYMEX futures (WTI) - short	665,000	665,000	—	Barrels
Forward gasoline and diesel contracts - long	365,000	365,000	—	Barrels
Forward crude oil contracts -short	90,000	90,000	—	Barrels
Foreign currency forward contracts	434,968,532	210,609,988	224,358,544	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	—	38,723	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2021	2020
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$4,512	$2,826

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2021 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,948,756	$23,904

HEP Senior Notes	$500,000	$512,245	$13,211

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2021, outstanding borrowings under the HEP Credit Agreement were $870.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Our operations are subject to hazards of petroleum processing operations, including but not limited to fire, explosion, cyberattacks and weather-related perils. We maintain various insurance coverages, including property damage, business interruption and cyber insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$168,850	$(176,677)	$317,067	$(481,300)
Add interest expense	28,942	32,695	67,328	55,334
Subtract interest income	(1,029)	(1,506)	(2,060)	(5,579)
Add (subtract) income tax expense (benefit)	123,485	(30,911)	95,178	(193,077)
Add depreciation and amortization	124,042	130,178	248,121	270,753
EBITDA	$444,290	$(46,221)	$725,634	$(353,869)

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total refining segment revenues less total refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per produced barrel sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments, depreciation and amortization or long-lived asset impairment charges. Each of these component performance measures can be reconciled directly to our consolidated statements of operations. Other companies in our industry may not calculate these performance measures in the same manner.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$5.98	$1.80	$2.82	$3.62
Add average refinery operating expenses per produced barrel sold	5.73	6.28	7.25	6.07
Refinery gross margin per produced barrel sold	11.71	8.08	10.07	9.69
Times produced barrels sold (BPD)	443,940	348,890	399,690	379,370
Times number of days in period	91	91	181	182
Refining gross margin	473,067	256,532	728,503	669,049
Add (subtract) rounding	73	(115)	189	12
West and Mid-Continent regions gross margin	473,140	256,417	728,692	669,061
Add West and Mid-Continent regions cost of products sold	3,619,319	1,335,427	6,381,262	3,622,535
Add Cheyenne Refinery sales and other revenues	—	135,660	—	370,774
Refining segment sales and other revenues	4,092,459	1,727,504	7,109,954	4,662,370
Add lubricants and specialty products segment sales and other revenues	669,189	357,287	1,193,752	883,890
Add HEP segment sales and other revenues	126,234	114,807	253,418	242,661
Subtract corporate, other and eliminations	(310,759)	(136,668)	(475,708)	(325,446)
Sales and other revenues	$4,577,123	$2,062,930	$8,081,416	$5,463,475

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$5.73	$6.28	$7.25	$6.07
Times produced barrels sold (BPD)	443,940	348,890	399,690	379,370
Times number of days in period	91	91	181	182
Refinery operating expenses	231,484	199,384	524,493	419,105
Add (subtract) rounding	(62)	(98)	(216)	(165)
West and Mid-Continent regions operating expenses	231,422	199,286	524,277	418,940
Add Cheyenne Refinery operating expenses	—	40,073	—	79,593
Refining segment operating expenses	231,422	239,359	524,277	498,533
Add lubricants and specialty products segment operating expenses	61,310	47,840	122,063	101,971
Add HEP segment operating expenses	42,068	34,737	83,433	69,718
Add (subtract) corporate, other and eliminations	(609)	(18,577)	4,327	(38,518)
Operating expenses (exclusive of depreciation and amortization)	$334,191	$303,359	$734,100	$631,704

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

The Occupational Safety and Health Administration (“OSHA”) conducted investigations into both the September 2017 and March 2019 events identified above, and HFEDR settled the OSHA claims related to those investigations in 2018 and 2019, respectively. In April 2019, HFEDR became aware that the EPA also initiated a criminal investigation into one or more of the foregoing events. HFEDR has received a grand jury subpoena requesting certain documents be provided to the EPA with respect to the September 2017 event. HFEDR cooperated with the EPA in responding to the subpoena. In May 2021, the EPA returned the records that HFEDR produced in response to the subpoena. We do not believe that criminal charges will be brought.

Table of Content
Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On April 3, 2019, the EPA notified HFTR of potential violations of the Consent Decrees. On December 1, 2020, ODEQ, on behalf of ODEQ and the EPA, issued two demand letters alleging violations under the Consent Decrees, which stemmed from inspections conducted by the EPA at the refineries from May 1 through 5, 2017, as well as from a review of the refineries’ records. The alleged violations included the failure to comply with applicable continuous emissions monitoring system (CEMS) requirements and exceedances of the hydrogen sulfide (H2S) emission limits. During a follow-up conference call with ODEQ, on January 6, 2021, ODEQ shared its stipulated penalty amounts for alleged violations pursuant to the two Consent Decrees. HFTR submitted timely responses to the ODEQ demand letters on February 8, 2021. Based on HFTR’s responses, during a follow-up conference call on April 9, 2021, ODEQ confirmed both ODEQ and EPA had reduced the stipulated penalties for the alleged violations of the two Consent Decrees and was seeking total stipulated penalties of $93,500. On April 9, 2021, HFTR confirmed acceptance of the above-referenced penalties. This matter will be resolved once ODEQ issues the revised demand letters and HFTR pays the penalty following its receipt of the revised demand letters.

Woods Cross
HollyFrontier Woods Cross Refining LLC (“HFWCR”) operates under a federal consent decree with the EPA and the Utah Department of Environmental Quality. On November 3, 2020, HFWCR received a letter from the EPA identifying potential violations of HFWCR’s federal consent decree that occurred from calendar year 2015 through the date of the letter. HFWCR provided a response letter to the EPA on December 3, 2020 disputing certain of the potential violations in the EPA's November 3, 2020 letter, and HFWCR supplemented its response letter on February 5, 2021, March 5, 2021 March 31, 2021 and April 16, 2021, with additional information. On May 20, 2021, the EPA sent a final demand letter with an assessment of stipulated penalties totaling $212,922.50 based on HFWCR’s defenses and responses to the initial informal demand letter. The penalty was paid in June 2021.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier are currently intervenors in two lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue.

The first lawsuit is before the U.S. Court of Appeals for the Tenth Circuit. The matter is fully briefed and remains pending before that court.

The second lawsuit is before the U.S. Court of Appeals for the DC Circuit. Briefing of the issues before the court commenced on December 7, 2020; however, in light of the Supreme Court’s decision to review HollyFrontier’s petition for certiorari of the Tenth Circuit January 24, 2020 decision, this case was stayed pending a decision from the Supreme Court. The stay has not been lifted to date.

On January 24, 2020, in a separate matter before the Tenth Circuit, the Tenth Circuit vacated the small refinery exemptions granted to two of our refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit issued its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. The oral argument occurred on April 27, 2021. The U.S. Supreme Court issued its opinion in this matter on June 25, 2021 and reversed the Tenth Circuit. On July 27, 2021, the Tenth Circuit recalled the mandate it issued to the EPA on April 15, 2020, and vacated its January 24, 2020 judgment. On July 29, 2021, the Tenth Circuit issued an order and judgment confirming that it recalled its mandate and vacated its previous judgment in this case. The Tenth Circuit also issued a new mandate returning jurisdiction to the EPA.

In December 2020, various subsidiaries of HollyFrontier also filed a petition for review in the DC Circuit challenging EPA’s denial of small refinery exemption petitions for years prior to 2016. The petition was consolidated with petitions from eight other refining companies challenging the same decision. In light of the Supreme Court’s decision to hear HollyFrontier’s appeal of the Tenth Circuit decision, this case was stayed pending a decision from the Supreme Court. Following the Supreme Court’s decision, HollyFrontier’s subsidiaries filed a motion on July 26, 2021 to dismiss their petition. The DC Circuit granted this motion and dismissed the case on July 28, 2021.

Table of Content
Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 1A.Risk Factors

Except for the risk factors below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. You should carefully consider the risk factors discussed below and in our 2020 Form 10-K and March 31, 2021 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The pending Sinclair Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

On August 2, 2021, we entered into the Business Combination Agreement with Sinclair and certain other parties thereto in connection with the Sinclair Transactions. We expect the Sinclair Transactions to close in mid-2022. The Sinclair Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the Sinclair Transactions will not be consummated. If the closing of the Sinclair Transactions are substantially delayed or do not occur at all, or if the terms of the Sinclair Transactions are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all or they may take longer to realize than expected. The closing conditions include, among others, the affirmative vote of the majority of the votes cast by holders of shares of our common stock present in person or represented by proxy and entitled to vote at a special meeting of our stockholders in favor of the issuance of New Parent Common Stock to Sinclair in the Sinclair Transactions, the absence of a law or order prohibiting the transactions contemplated by the Business Combination Agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended, with respect to the Sinclair Transactions. We will also incur substantial transaction costs whether or not the Sinclair Transactions are completed. Any failure to complete the Sinclair Transactions could have a material adverse effect on our stock price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our stockholders that was described in our press release and investor presentation announcing the Sinclair Transactions.

The anticipated benefits of the pending Sinclair Transactions may not be realized fully or at all or may take longer to realize than expected.

The Sinclair Transactions will require management to devote significant attention and resources to integrating the Sinclair business with our business. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the Sinclair business into the HollyFrontier business in a manner that permits us to achieve the full revenue and cost savings anticipated from the Sinclair Transactions, including the approximately $100 million in run-rate synergies that HollyFrontier expects the combined company to realize, as well as another $100 to $200 million in estimated one-time savings from working capital benefits during the first two years after closing of the Sinclair Transactions;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Sinclair Transactions;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Sinclair Transactions and integrating Sinclair’s operations into HollyFrontier; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Table of Content
Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The actual value of the consideration we will pay to Sinclair may exceed the value allocated to such consideration at the time we entered into the Business Combination Agreement.

Under the Business Combination Agreement, the number of shares of New Parent Common Stock we will issue to Sinclair at the closing is fixed at 60,230,036, which represents approximately 26.75% of HollyFrontier’s outstanding common stock as of July 30, 2021, and there will be no adjustment for changes in the market price of our common stock. Neither we nor the Sinclair stockholders are permitted to “walk away” from the transaction solely because of changes in the market price of our common stock between the signing of the Business Combination Agreement and the closing. Our common stock has historically experienced volatility. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The closing price of our common stock on the New York Stock Exchange on July 30, 2021, was $29.40; and on August 5, 2021, the closing price of our common stock was $29.40. The value of the common stock we issue in connection with the closing of the Sinclair Transactions may be significantly higher at the closing than when we entered into the Business Combination Agreement.

We will issue a large number of shares New Parent Common Stock in connection with the Sinclair Transactions, which will result in dilution to our existing stockholders and may cause the market price of our common stock to decline in the future as the result of sales of our common stock owned by Sinclair stockholders or current HollyFrontier stockholders. Our stockholders may not realize a benefit from the Sinclair Transactions commensurate with the ownership dilution they will experience.

At the closing of the Sinclair Transactions, we will issue 60,230,036 shares of New Parent Common Stock, which represents 26.75% of the outstanding shares of our common stock on an adjusted basis as of July 30, 2021. The issuance of the such shares of common stock will result in dilution of our existing stockholders’ ownership interests and may also have an adverse impact on net income per share in fiscal periods that include (or follow) the closing.

The Stockholders Agreement (the “Stockholders Agreement”) by and among New Parent, Sinclair and the stockholders of Sinclair (the “Sinclair Parties”) subjects 45,172,527 of the shares of New Parent Common Stock issued to the Sinclair Parties (“Restricted Shares”) to a “lock-up” period commencing on the closing date, with one-third of such Restricted Shares being released from such restrictions on the date that is six months after the closing, one-third of the Restricted Shares being released from such restrictions on the first anniversary of the closing date, and the remainder being released from such restrictions on the date that is 15 months from the closing date. In addition, until the earliest to occur of (i) the date on which the Sinclair Parties beneficially own New Parent Common Stock constituting less than 5% of all outstanding New Parent Common Stock and (ii) the date on which a Change of Control (as defined in the Stockholders Agreement) occurs, the Sinclair Parties will be prohibited from transferring the shares of New Parent Common Stock owned by them to certain prohibited transferees, subject to certain permitted exceptions.

Further, New Parent has agreed to file, within five business days following the closing date, a shelf registration statement under the Securities Act, to permit the public resale of all the registrable securities held by the Sinclair Parties once the Restricted Shares are no longer subject to a lock-up.

In addition, following their receipt of shares of New Parent Common Stock as stock consideration in the Sinclair Transactions, subject to release from the associated lock-up provisions and the filing of a resale registration statement or satisfaction of the requirements of Rule 144, the Sinclair Parties may seek to sell the shares of New Parent Common Stock delivered to them. HollyFrontier stockholders may also seek to sell shares held by them of our common stock held in anticipation of completion of the closing, or of New Parent Common Stock following the closing. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of New Parent Common Stock, may affect the market for, and the market price of, our common stock and New Parent Common Stock in an adverse manner.

If we are unable to realize the strategic and financial benefits currently anticipated from the Sinclair Transactions, our stockholders will have experienced dilution of their ownership interest without receiving commensurate benefit, and we may be unable to execute on our strategy to return capital to our stockholders that was described in our press release and investor presentation announcing the Sinclair Transactions.

Table of Content
Sinclair will become a significant holder of the combined company’s common stock following completion of the Sinclair Transactions.

On a pro forma basis, based on our outstanding shares of common stock as of July 30, 2021,Sinclair will own 26.75% of the New Parent Common Stock following the closing of the Sinclair Transactions. Additionally, pursuant to the Stockholders Agreement, the Sinclair Parties will be entitled to nominate (i) two persons to the board of directors of New Parent at the closing and for so long as the Sinclair Parties beneficially own common stock constituting not less than 15% of all outstanding New Parent Common Stock and (ii) one person to the Board for so long as the Sinclair Parties beneficially own less than 15% but more than or equal to 5% of all outstanding New Parent Common Stock. As a result, Sinclair (and the Sinclair Parties) will have the ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

So long as Sinclair continues to control a significant amount of the New Parent Common Stock, it will continue to be able to influence all matters requiring stockholder approval, subject to the voting agreements of the Sinclair Parties set forth in the Stockholders Agreement. Moreover, this concentration of stock ownership may also adversely affect the trading price of the New Parent Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

The Sinclair Transactions will expand our business into branded marketing and licensing, and we could face a variety of risks of expanding into a new business.

The Sinclair Transactions will expand our business into branded marketing and licensing, including the addition of over 300 distributors and 1,500 branded retail sites. Risks of our expanding this business line include: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand this line of business; and (iv) inefficient combination or integration of operational and management systems and controls. Expanding this line of business may also lead to increased litigation and regulatory risk and could have an impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the expansion and integration of the branded marketing business could have a material adverse effect on our business, results of operations and financial condition.

Potential litigation relating to the Sinclair Transactions could result in substantial costs to HollyFrontier.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters or casualties (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases or spills, terror or cyberattacks, domestic vandalism, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet customer commitments. In addition, the consequences of any operational incident (including as a result of a maritime disaster or casualty) at our marine terminal facilities may be even more significant as a result of the complexities involved in addressing releases or spills occurring in U.S. federal and/or state waters and/or the repair of marine terminal facilities.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	—	$—	—	$1,000,000,000
May 2021	—	$—	—	$1,000,000,000
June 2021	—	$—	—	$1,000,000,000
Total for April to June 2021	—		—

Table of Content
Item 6.Exhibits

Exhibit Number	Description

2.1+
Sale and Purchase Agreement, dated as of May 4, 2021, by and between Equilon Enterprises LLC d/b/a Shell Oil Products US and HollyFrontier Puget Sound Refining LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed May 4, 2021, File No. 1-03876).

2.2†
Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies and Hippo Holding LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

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

10.1
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating L.P. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q filed May 5, 2021. File No. 1-03876).

10.2†
Second Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of April 30, 2021, among HollyFrontier Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 3, 2021, File No. 1-03876).

10.3+*	HollyFrontier Corporation Director’s Stock Compensation Deferral Plan.

10.4*
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners -- Operating L.P.

10.5†
Stockholders Agreement, dated as of August 2, 2021, by and among Hippo Parent Corporation, the Sinclair Companies, and the stockholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

10.6
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: August 6, 2021	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	/s/ Indira Agarwal
Indira Agarwal
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)