Form 10-Q
period 2021-09-30
HollyFrontier Corp
filed 2021-11-03
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
162,496,235 shares of Common Stock, par value $.01 per share, were outstanding on October 29, 2021.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•our ability to successfully integrate the operation of the Puget Sound refinery with our existing operations;
•(i) our ability to successfully close the Sinclair acquisition, which requires receipt of approval from our stockholders and certain regulatory approvals (including clearance by antitrust authorities necessary to complete the Sinclair acquisition on the terms and timeline desired); (ii) disruption the Sinclair acquisition may cause to customers, vendors, business partners and our ongoing business; (iii) once closed, our ability to integrate the operations of Sinclair with our existing operations and fully realize the expected synergies of the Sinclair acquisition on the expected timeline; and (iv) the cost and potential for a delay in closing as a result of litigation challenging the Sinclair transactions;
•the demand for and supply of crude oil and refined products, including uncertainty regarding the effects of the continuing COVID-19 pandemic on future demand;
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
•our ability to timely obtain or maintain permits, including those necessary for operations or capital projects;
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

Table of Content
•a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and/or additional long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in this Quarterly Report on Form 10-Q, and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$12,816 and $21,990, respectively)	$1,481,562	$1,368,318

Accounts receivable: Product and transportation (HEP: $12,121 and $14,543, respectively)	772,769	590,526
Crude oil resales	76,392	39,510
	849,161	630,036
Inventories: Crude oil and refined products	1,698,706	989,296
Materials, supplies and other (HEP: $1,054 and $895, respectively)	188,374	184,180
	1,887,080	1,173,476
Income taxes receivable	98,404	91,348
Prepayments and other (HEP: $2,571 and $8,591, respectively)	38,816	47,583
Total current assets	4,355,023	3,310,761

Properties, plants and equipment, at cost (HEP: $2,194,659 and $2,119,295, respectively)	7,812,670	7,299,517
Less accumulated depreciation (HEP: $(695,124) and $(644,149), respectively)	(2,946,119)	(2,726,378)
	4,866,551	4,573,139
Operating lease right-of-use assets (HEP: $70,034 and $72,480, respectively)	395,947	350,548

Other assets: Turnaround costs	345,314	314,816
Goodwill (HEP: $312,873 and $312,873, respectively)	2,293,305	2,293,935
Intangibles and other (HEP: $218,012 and $224,430, respectively)	641,041	663,665
	3,279,660	3,272,416
Total assets	$12,897,181	$11,506,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $26,008 and $28,565, respectively)	$1,460,769	$1,000,959
Income taxes payable	19,887	1,801
Operating lease liabilities (HEP: $3,761 and $3,827, respectively)	106,686	97,937
Accrued liabilities (HEP: $16,931 and $29,518, respectively)	456,866	274,459
Total current liabilities	2,044,208	1,375,156

Long-term debt (HEP: $1,333,309 and $1,405,603, respectively)	3,072,352	3,142,718
Noncurrent operating lease liabilities (HEP: $66,648 and $68,454, respectively)	314,650	285,785
Deferred income taxes (HEP: $397 and $449, respectively)	870,610	713,703
Other long-term liabilities (HEP: $44,277 and $55,105, respectively)	265,822	267,299

Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 256,046,051 shares issued as of September 30, 2021 and December 31, 2020	2,560	2,560
Additional capital	4,232,504	4,207,672
Retained earnings	4,453,366	3,913,179
Accumulated other comprehensive income	4,460	13,462
Common stock held in treasury, at cost – 93,553,647 and 93,632,391 shares as of September 30, 2021 and December 31, 2020, respectively	(2,966,150)	(2,968,512)
Total HollyFrontier stockholders’ equity	5,726,740	5,168,361
Noncontrolling interest	602,799	553,842
Total equity	6,329,539	5,722,203
Total liabilities and equity	$12,897,181	$11,506,864

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2021 and December 31, 2020. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales and other revenues	$4,685,059	$2,819,400	$12,766,475	$8,282,875
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,822,858	2,377,238	10,608,892	6,647,960
Lower of cost or market inventory valuation adjustment	—	(62,849)	(318,862)	227,711
	3,822,858	2,314,389	10,290,030	6,875,671
Operating expenses (exclusive of depreciation and amortization)	352,520	332,496	1,086,620	964,200
Selling, general and administrative expenses (exclusive of depreciation and amortization)	91,056	74,453	250,785	237,559
Depreciation and amortization	121,220	125,280	369,341	396,033
Long-lived asset impairment	—	—	—	436,908
Total operating costs and expenses	4,387,654	2,846,618	11,996,776	8,910,371
Income (loss) from operations	297,405	(27,218)	769,699	(627,496)
Other income (expense):
Earnings of equity method investments	3,689	1,316	8,875	5,186
Interest income	1,018	1,011	3,078	6,590
Interest expense	(26,892)	(30,589)	(94,220)	(85,923)
Gain on business interruption insurance settlement	—	81,000	—	81,000
Gain on tariff settlement	—	—	51,500	—
Gain on sales-type leases	—	—	—	33,834
Loss on early extinguishment of debt	—	—	—	(25,915)
Gain (loss) on foreign currency transactions	(3,492)	1,030	(4,226)	(918)
Gain on sale of assets and other	85,779	1,368	95,596	4,790
	60,102	55,136	60,603	18,644
Income (loss) before income taxes	357,507	27,918	830,302	(608,852)
Income tax expense (benefit):
Current	(12,784)	35,826	(10,794)	(41,221)
Deferred	67,550	(31,253)	160,738	(147,283)
	54,766	4,573	149,944	(188,504)
Net income (loss)	302,741	23,345	680,358	(420,348)
Less net income attributable to noncontrolling interest	21,954	25,746	82,504	63,353
Net income (loss) attributable to HollyFrontier stockholders	$280,787	$(2,401)	$597,854	$(483,701)
Earnings (loss) per share:
Basic	$1.71	$(0.01)	$3.63	$(2.99)
Diluted	$1.71	$(0.01)	$3.63	$(2.99)
Average number of common shares outstanding:
Basic	162,551	162,015	162,518	161,927
Diluted	162,551	162,015	162,518	161,927

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$302,741	$23,345	$680,358	$(420,348)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,636)	7,727	(10,411)	(2,149)
Hedging instruments:
Change in fair value of cash flow hedging instruments	1,012	(2,094)	(17,030)	(7,329)
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	(52)	4,586	18,772	3,411
Net unrealized gain (loss) on hedging instruments	960	2,492	1,742	(3,918)
Pension and other post-retirement benefit obligations:
Actuarial loss on pension plans	—	—	—	(45)
Pension plans gain reclassified to net income	(101)	—	(306)	—
Actuarial gain on post-retirement healthcare plans	—	—	—	3
Post-retirement healthcare plans gain reclassified to net income	(838)	—	(2,513)	—
Retirement restoration plan loss reclassified to net income	9	—	27	—
Net change in pension and other post-retirement benefit obligations	(930)	—	(2,792)	(42)
Other comprehensive income (loss) before income taxes	(6,606)	10,219	(11,461)	(6,109)
Income tax expense (benefit)	(1,413)	2,342	(2,459)	(1,437)
Other comprehensive income (loss)	(5,193)	7,877	(9,002)	(4,672)
Total comprehensive income (loss)	297,548	31,222	671,356	(425,020)
Less noncontrolling interest in comprehensive income	21,954	25,746	82,504	63,353
Comprehensive income (loss) attributable to HollyFrontier stockholders	$275,594	$5,476	$588,852	$(488,373)

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$680,358	$(420,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	369,341	396,033
Long-lived asset impairment	—	436,908
Lower of cost or market inventory valuation adjustment	(318,862)	227,711
Earnings of equity method investments, inclusive of distributions	—	(238)
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	—	(33,834)
Gain on sale of assets	(89,831)	(257)
Deferred income taxes	160,738	(147,283)
Equity-based compensation expense	29,663	22,221
Change in fair value – derivative instruments	(19,483)	(3,727)
(Increase) decrease in current assets:
Accounts receivable	(220,645)	325,796
Inventories	(399,630)	104,640
Income taxes receivable	(7,336)	(64,162)
Prepayments and other	10,369	14,403
Increase (decrease) in current liabilities:
Accounts payable	438,541	(387,259)
Income taxes payable	18,164	(21,379)
Accrued liabilities	215,817	(22,037)
Turnaround expenditures	(116,646)	(73,822)
Other, net	(11,064)	11,769
Net cash provided by operating activities	739,494	391,050

Cash flows from investing activities:
Additions to properties, plants and equipment	(471,412)	(174,366)
Additions to properties, plants and equipment – HEP	(76,933)	(38,642)
Proceeds from sale of assets	106,352	1,094
Investment in equity company - HEP	—	(2,438)
Distributions from equity method investments in excess of equity earnings	3,517	701
Net cash used for investing activities	(438,476)	(213,651)

Cash flows from financing activities:
Borrowings under credit agreements	210,500	219,500
Repayments under credit agreements	(283,500)	(237,000)
Proceeds from issuance of senior notes - HFC	—	748,925
Proceeds from issuance of senior notes - HEP	—	500,000
Redemption of senior notes - HEP	—	(522,500)
Purchase of treasury stock	(613)	(3,350)
Dividends	(57,663)	(171,603)
Distributions to noncontrolling interests	(57,217)	(70,941)
Contributions from noncontrolling interests	21,285	15,382
Payments on finance leases	(2,047)	(2,149)
Deferred financing costs	(14,500)	(13,511)
Other, net	(414)	454
Net cash provided by (used for) financing activities	(184,169)	463,207

Effect of exchange rate on cash flow	(3,605)	(880)

Cash and cash equivalents:
Increase for the period	113,244	639,726
Beginning of period	1,368,318	885,162
End of period	$1,481,562	$1,524,888

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(87,229)	$(83,325)
Income taxes, net	$20,959	$(52,270)
Increase in accrued and unpaid capital expenditures	$4,339	$19,533

See accompanying notes.

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	148,217	—	—	34,633	182,850
Dividends ($0.35 declared per common share)	—	—	(57,663)	—	—	—	(57,663)
Distributions to noncontrolling interest holders	—	—	—	—	—	(19,977)	(19,977)
Other comprehensive loss, net of tax	—	—	—	(8,804)	—	—	(8,804)
Issuance of common stock under incentive compensation plans	—	56	—	—	(56)	—	—
Equity-based compensation	—	9,088	—	—	—	682	9,770
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Purchase of HEP units for restricted grants	—	—	—	—	—	(68)	(68)
Contributions from noncontrolling interests	—	—	—	—	—	9,747	9,747
Balance at March 31, 2021	$2,560	$4,216,816	$4,003,733	$4,658	$(2,968,580)	$578,859	$5,838,046
Net income	—	—	168,850	—	—	25,917	194,767
Distributions to noncontrolling interest holders	—	—	—	—	—	(18,211)	(18,211)
Other comprehensive income, net of tax	—	—	—	4,995	—	—	4,995
Issuance of common stock under incentive compensation plans	—	(2,629)	—	—	2,629	—	—
Equity-based compensation	—	10,845	—	—	—	527	11,372
Purchase of treasury stock	—	—	—	—	(479)	—	(479)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	9,779	9,779
Other	—	—	(23)	—	—	—	(23)
Balance at June 30, 2021	$2,560	$4,225,032	$4,172,560	$9,653	$(2,966,430)	$596,869	$6,040,244
Net income	—	—	280,787	—	—	21,954	302,741
Distributions to noncontrolling interest holders	—	—	—	—	—	(19,029)	(19,029)
Other comprehensive loss, net of tax	—	—	—	(5,193)	—	—	(5,193)
Issuance of common stock under incentive compensation plans	—	(402)	—	—	402	—	—
Equity-based compensation	—	7,874	—	—	—	647	8,521
Purchase of treasury stock	—	—	—	—	(122)	—	(122)
Contributions from noncontrolling interests	—	—	—	—	—	2,358	2,358
Other	—	—	19	—	—	—	19
Balance at September 30, 2021	$2,560	$4,232,504	$4,453,366	$4,460	$(2,966,150)	$602,799	$6,329,539

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(304,623)	—	—	11,337	(293,286)
Dividends ($0.35 declared per common share)	—	—	(57,248)	—	—	—	(57,248)
Distributions to noncontrolling interest holders	—	—	—	—	—	(33,918)	(33,918)
Other comprehensive loss, net of tax	—	—	—	(26,923)	—	—	(26,923)
Issuance of common stock under incentive compensation plans	—	(2,037)	—	—	2,037	—	—
Equity-based compensation	—	5,824	—	—	—	506	6,330
Purchase of treasury stock	—	—	—	—	(1,062)	—	(1,062)
Purchase of HEP units for restricted grants	—	—	—	—	—	(145)	(145)
Contributions from noncontrolling interests	—	—	—	—	—	7,304	7,304
Balance at March 31, 2020	$2,560	$4,208,334	$4,382,249	$(12,149)	$(2,986,833)	$516,317	$6,110,478
Net income (loss)	—	—	(176,677)	—	—	26,270	(150,407)
Dividends ($0.35 declared per common share)	—	—	(57,182)	—	—	—	(57,182)
Distributions to noncontrolling interest holders	—	—	—	—	—	(17,090)	(17,090)
Other comprehensive income, net of tax	—	—	—	14,374	—	—	14,374
Issuance of common stock under incentive compensation plans	—	(527)	—	—	527	—	—
Equity-based compensation	—	7,484	—	—	—	475	7,959
Purchase of treasury stock	—	—	—	—	(181)	—	(181)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	5,959	5,959
Other	—	603	—	—	—	—	603
Balance at June 30, 2020	$2,560	$4,215,894	$4,148,390	$2,225	$(2,986,487)	$531,929	$5,914,511
Net income (loss)	—	—	(2,401)	—	—	25,746	23,345
Dividends ($0.35 declared per common share)	—	—	(57,173)	—	—	—	(57,173)
Distributions to noncontrolling interest holders	—	—	—	—	—	(19,933)	(19,933)
Other comprehensive income, net of tax	—	—	—	7,877	—	—	7,877
Issuance of common stock under incentive compensation plans	—	(6,131)	—	—	6,131	—	—
Equity-based compensation	—	7,365	—	—	—	567	7,932
Purchase of treasury stock	—	—	—	—	(2,107)	—	(2,107)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	2,119	2,119
Balance at September 30, 2020	$2,560	$4,217,128	$4,088,816	$10,102	$(2,982,463)	$540,426	$5,876,569

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. We own and operate petroleum refineries that serve markets throughout the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America.

As of September 30, 2021, we:
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

On August 2, 2021, HollyFrontier, Hippo Parent Corporation, a wholly owned subsidiary of HollyFrontier (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent, The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a business combination agreement, pursuant to which HollyFrontier will acquire the Target Company.

On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly owned subsidiary of HollyFrontier Corporation, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”). The acquisition closed on November 1, 2021.

See Note 2 for additional information on these acquisitions.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021, and we recorded a gain on sale of assets totaling $86.0 million for the three months ended September 30, 2021, which was recognized in “Gain on sale of assets and other” in our consolidated statements of operations.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the nine months ended September 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $6.7 million and $23.1 million, in decommissioning expense and $0.2 million and $0.9 million, in employee severance costs for the three and nine months ended September 30, 2021, respectively, which were recognized in operating expenses in our Corporate and Other segment.

We recognized $12.3 million in decommissioning expense during the three and nine months ended September 30, 2020. In addition, during the three and nine months ended September 30, 2020, we recorded $2.4 million and $3.5 million, respectively, in employee severance costs. These decommissioning and severance costs were recognized in operating expenses and were reported in our Refining segment. Also, during the second quarter of 2020, we recorded a long-lived asset impairment charge of $232.2 million related to our Cheyenne Refinery asset group.

During the second quarter of 2020, we initiated and completed a corporate restructuring. As a result of this restructuring, we recorded $3.7 million in employee severance costs, which were recognized primarily as operating expenses in our Refining segment and selling, general and administrative expenses in our Corporate and Other segment.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2021, the consolidated results of operations, comprehensive income and statements of equity for the three and nine months ended September 30, 2021 and 2020 and consolidated cash flows for the nine months ended September 30, 2021 and 2020 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 that has been filed with the SEC.

Our results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2021.

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $5.1 million at September 30, 2021 and $3.4 million at December 31, 2020.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Goodwill and Long-lived Assets: As of September 30, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.0 million and $312.9 million, respectively. See Note 15 for additional information on our segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

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

We performed our annual goodwill impairment testing quantitatively as of July 1, 2021 and determined there was no impairment of goodwill attributable to our reporting units.

During the second quarter of 2020, we recorded long-lived asset impairment charges of $232.2 million and $204.7 million related to our Cheyenne Refinery and PCLI asset groups, respectively.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

For the nine months ended September 30, 2021, we recorded income tax expense of $149.9 million compared to an income tax benefit of $188.5 million for the nine months ended September 30, 2020. This increase was due principally to pre-tax income during the nine months ended September 30, 2021 compared to a pre-tax loss in the same period of 2020. Our effective tax rates were 18.1% and 31.0% for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is due principally to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2021 was primarily due to the net operating loss carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act and federal tax credits.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2021 and 2020, we received proceeds of $32.7 million and $32.7 million, respectively, and subsequently repaid $34.1 million and $34.4 million, respectively, under these sell / buy transactions.

NOTE 2:Acquisitions

Puget Sound Refinery
On May 4, 2021, our wholly owned subsidiary, HollyFrontier Puget Sound Refining LLC, entered into a sale and purchase agreement with Shell to acquire the Puget Sound Refinery. The acquisition closed on November 1, 2021 for aggregate cash consideration of $613.6 million, which consists of a base cash purchase price of $350 million, hydrocarbon inventory with an estimated closing value of $266.2 million and other closing adjustments and accrued liabilities of $2.6 million (the “Puget Sound Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity.

The Puget Sound Acquisition will be accounted for as a business combination, with the cash purchase price allocated to the acquisition date fair value of assets and liabilities acquired.

Sinclair
HFC Transactions: On August 2, 2021, HollyFrontier, Hippo Parent Corporation, a wholly owned subsidiary of HollyFrontier (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent (“Parent Merger Sub”), The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a business combination agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, HollyFrontier will acquire the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier will merge with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of New Parent (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair will contribute all of the equity interests of the Target Company to New Parent in exchange for shares of New Parent, resulting in the Target Company becoming a direct wholly owned subsidiary of New Parent (the “Sinclair Oil Acquisition” and together with the HFC Merger, the “HFC Transactions”).

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Consummation of the HFC Transactions is subject to satisfaction or waiver of certain customary conditions, including, among others, receipt of approval for the issuance of New Parent common stock from HollyFrontier’s stockholders; the satisfaction of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); and the consummation of the HEP Transactions (as defined below), which will occur immediately prior to the HFC Transactions (the HEP Transactions, together with the HFC Transactions, the “Sinclair Transactions”). On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HollyFrontier and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review.

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

HEP Transactions: On August 2, 2021, HEP, Sinclair, and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a contribution agreement (the “Contribution Agreement”) pursuant to which the Partnership will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common limited partner units of HEP and cash consideration equal to $325 million (the “HEP Transactions”).

The cash consideration for the HEP Transactions is subject to customary adjustments at closing for working capital of STC. The number of HEP common limited partner units to be issued to Sinclair at closing is subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair and STC. The HEP Transactions are expected to close in mid-2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the consummation of the HFC Transactions.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. Additionally, as of September 30, 2021, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa Refineries.

At September 30, 2021, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the nine months ended September 30, 2021. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Cushing Connect entered into a contract with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared equally among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2021, these agreements require minimum annualized payments to HEP of $352.9 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease revenues	$3,539	$5,080	$11,717	$18,812
Gain on sales-type leases	$—	$—	$—	$33,834
Sales-type lease interest income	$636	$645	$1,912	$1,287
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$648	$335	$1,505	$621
One of HEP’s throughput agreements with Delek US Holdings, Inc. (“Delek”) was partially renewed during the nine months ended September 30, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, HEP recognized a gain on sales-type leases totaling $33.8 million during the nine months ended September 30, 2020. This sales-type lease transaction, including the related gain, was a non-cash transaction.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 4:Revenues

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$3,428,501	$1,949,381	$9,224,169	$5,812,974
Specialty lubricant products (2)	618,310	421,254	1,704,930	1,232,491
Asphalt, fuel oil and other products (3)	260,788	171,844	641,117	518,485
Total refined product revenues	4,307,599	2,542,479	11,570,216	7,563,950
Excess crude oil revenues (4)	343,500	243,742	1,089,075	606,915
Transportation and logistic services	25,459	26,740	77,809	72,410
Other revenues (5)	8,501	6,439	29,375	39,600
Total sales and other revenues	$4,685,059	$2,819,400	$12,766,475	$8,282,875

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,467,792	$1,254,828	$6,470,231	$3,655,412
Southwest	923,319	580,818	2,632,833	1,751,066
Rocky Mountains	414,334	343,905	1,025,389	1,087,657
Northeast	221,488	149,855	593,741	420,588
Canada	199,924	150,618	595,208	454,141
Europe, Asia and Latin America	80,742	62,455	252,814	195,086
Total refined product revenues	$4,307,599	$2,542,479	$11,570,216	$7,563,950

(1)Transportation fuels consist of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $213.7 million and $47.1 million, respectively, for the three months ended September 30, 2021, $496.9 million and $144.2 million, respectively, for the nine months ended September 30, 2021, $140.2 million and $31.6 million, respectively, for the three months ended September 30, 2020, $421.0 million and $97.5 million respectively, for the nine months ended September 30, 2020.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Other revenues are principally attributable to our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at January 1	$6,738	$4,652
Increase	24,745	21,583
Recognized as revenue	(22,224)	(18,224)
Balance at September 30	$9,259	$8,011

As of September 30, 2021, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	4,654	14,543	12,795	11,698	43,690

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of September 30, 2021 are presented below:

	Remainder of 2021	2022	2023	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$5,400	$11,770	$9,676	$12,357	$39,203

NOTE 5:Fair Value Measurements

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of derivative instruments and RINs credit obligations at September 30, 2021 and December 31, 2020 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2021
Assets:
Commodity price swaps	$1,451	$—	$1,451	$—
Commodity forward contracts	516	—	516	—
Total assets	$1,967	$—	$1,967	$—

Liabilities:
NYMEX futures contracts	$8,781	$8,781	$—	$—
Commodity forward contracts	537	—	537	—
Foreign currency forward contracts	1,113	—	1,113	—
RINs credit obligations (1)	119,583	—	119,583	—
Total liabilities	$130,014	$8,781	$121,233	$—

December 31, 2020
Assets:
Commodity forward contracts	$275	$—	$275	$—
Total assets	$275	$—	$275	$—

Liabilities:
NYMEX futures contracts	$418	$418	$—	$—
Commodity price swaps	359	—	359	—
Commodity forward contracts	196	—	196	—
Foreign currency forward contracts	23,005	—	23,005	—
Total liabilities	$23,978	$418	$23,560	$—

(1) Represent obligations for RINs credits for which we did not have sufficient quantities at September 30, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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
NOTE 6:Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$280,787	$(2,401)	$597,854	$(483,701)
Participating securities’ share in earnings (1)	3,553	—	7,888	—
Net income (loss) attributable to common shares	$277,234	$(2,401)	$589,966	$(483,701)
Average number of shares of common stock outstanding	162,551	162,015	162,518	161,927
Average number of shares of common stock outstanding assuming dilution	162,551	162,015	162,518	161,927
Basic earnings (loss) per share	$1.71	$(0.01)	$3.63	$(2.99)
Diluted earnings (loss) per share	$1.71	$(0.01)	$3.63	$(2.99)

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

NOTE 7:Stock-Based Compensation

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

The compensation cost for these plans was $9.2 million and $6.9 million for the three months ended September 30, 2021 and 2020, respectively, and $32.0 million and $19.8 million, for the nine months ended September 30, 2021 and 2020, respectively.

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $0.6 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $1.5 million, for the nine months ended September 30, 2021 and 2020, respectively.

In July 2021, we adopted a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. This plan was effective October 1, 2021.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the nine months ended September 30, 2021 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2021	2,057,045	635,204
Granted (1)	9,983	—
Vested	(95,476)	(5,894)
Forfeited	(153,453)	(29,204)
Outstanding at September 30, 2021	1,818,099	600,106

(1) Weighted average grant date fair value per unit	$34.98	$—

NOTE 8:Inventories

Inventories consist of the following components:

	September 30, 2021	December 31, 2020
	(In thousands)
Crude oil	$506,545	$451,967
Other raw materials and unfinished products (1)	396,745	260,495
Finished products (2)	795,416	595,696
Lower of cost or market reserve	—	(318,862)
Process chemicals (3)	44,904	35,006
Repair and maintenance supplies and other (4)	143,470	149,174
Total inventory	$1,887,080	$1,173,476

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our inventories that are valued at the lower of LIFO cost or market reflected a valuation reserve of $318.9 million at December 31, 2020. The December 31, 2020 market reserve of $318.9 million was reversed during the six months ended June 30, 2021 due to the sale of inventory quantities that gave rise to the 2020 reserve. The effect of the change in lower of cost or market reserve was a decrease to cost of products sold totaling $318.9 million for the nine months ended September 30, 2021, a decrease to cost of products sold totaling $62.8 million for the three months ended September 30, 2020, and an increase to cost of products sold of $227.7 million for the nine months ended September 30, 2020.

At September 30, 2021, the LIFO value of inventory was equal to cost.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 9:Environmental

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

We incurred expense of $0.5 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $4.2 million for the nine months ended September 30, 2021 and 2020, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $111.9 million and $115.0 million at September 30, 2021 and December 31, 2020, respectively, of which $93.2 million and $94.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

Indebtedness under the HollyFrontier Credit Agreement bears interest, at our option, at either (a) the alternate base rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 0.25% to 1.125%), (b) the LIBO Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (c) the CDOR Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) for Canadian dollar denominated borrowings.

HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the nine months ended September 30, 2021, HEP received advances totaling $210.5 million and repaid $283.5 million under the HEP Credit Agreement. At September 30, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $840.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 2.32% as of September 30, 2021.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets and are guaranteed by HEP’s material wholly owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HollyFrontier Senior Notes
At September 30, 2021, our senior notes consisted of the following:

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

HollyFrontier Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $37.3 million and $43.9 million at September 30, 2021 and December 31, 2020, respectively, and are included in “Accrued liabilities” in our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

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

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of September 30, 2021. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of long-term debt are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$350,000
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	400,000
	1,750,000	1,750,000

Unamortized discount and debt issuance costs	(10,957)	(12,885)

Total HollyFrontier long-term debt	1,739,043	1,737,115

HEP Credit Agreement	840,500	913,500

HEP 5.000% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(7,191)	(7,897)

Total HEP long-term debt	1,333,309	1,405,603

Total long-term debt	$3,072,352	$3,142,718

The fair values of the senior notes are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)

HollyFrontier Senior Notes	$1,946,420	$1,903,867

HEP Senior Notes	$506,770	$506,540

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $4.8 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $9.5 million and $2.4 million, for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2021	2020		2021	2020
	(In thousands)
Commodity contracts	$960	$2,492	Sales and other revenues	$(468)	$(5,217)
			Cost of products sold	—	983
			Operating expenses	520	(352)
Total	$960	$2,492		$52	$(4,586)

Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2021	2020		2021	2020
	(In thousands)
Commodity contracts	$1,742	$(3,918)	Sales and other revenues	$(19,239)	$(5,168)
			Cost of products sold	—	3,272
			Operating expenses	467	(1,515)
Total	$1,742	$(3,918)		$(18,772)	$(3,411)

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory, swap contracts to lock in the crack spread of WTI and gasoline and forward purchase and sell contracts, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 10 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(In thousands)
Commodity contracts	Cost of products sold	$(7,035)	$2,880	$(19,114)	$20,789
	Interest expense	4,411	(2,170)	11,917	2,542
Foreign currency contracts	Gain (loss) on foreign currency transactions	9,678	(8,177)	(3,151)	10,983
	Total	$7,054	$(7,467)	$(10,348)	$34,314

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
As of September 30, 2021, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2021	2022	Unit of Measure
Derivatives Designated as Hedging Instruments
Natural gas price swaps - long	450,000	450,000	—	MMBTU

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,880,000	1,440,000	440,000	Barrels
WTI and gasoline crack spread swaps - short	150,000	150,000	—	Barrels
Forward gasoline and diesel contracts - long	165,000	165,000	—	Barrels
Foreign currency forward contracts	443,112,746	105,825,135	337,287,611	U.S. dollar
Forward commodity contracts (platinum)	38,723	—	38,723	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2021
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$1,384	$—	$1,384	$—	$—	$—
	$1,384	$—	$1,384	$—	$—	$—

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$8,781	$—	$8,781
Commodity price swap contracts	67	—	67	—	—	—
Commodity forward contracts	516	—	516	537	—	537
Foreign currency forward contracts	—	—	—	6,439	(5,326)	1,113
	$583	$—	$583	$15,757	$(5,326)	$10,431

Total net balance			$1,967			$10,431

Balance sheet classification:	Prepayment and other		$1,967	Accrued liabilities		$10,431

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$359	$—	$359
	$—	$—	$—	$359	$—	$359

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$418	$—	$418
Commodity forward contracts	275	—	275	196	—	196
Foreign currency forward contracts	—	—	—	23,005	—	23,005
	$275	$—	$275	$23,619	$—	$23,619

Total net balance			$275			$23,978

Balance sheet classification:	Prepayment and other		$275	Accrued liabilities		$23,978

At September 30, 2021, we had a pre-tax net unrealized gain of $1.4 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2021, which, assuming commodity prices remain unchanged, will be effectively transferred from accumulated other comprehensive income into the statement of operations as the hedging instruments contractually mature over the next three-month period.

NOTE 12:Equity

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the nine months ended September 30, 2021 and 2020, we withheld 18,581 and 105,787, respectively, shares of our common stock from certain employees. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2021
Net change in foreign currency translation adjustment	$(6,636)	$(1,417)	$(5,219)
Net unrealized gain on hedging instruments	960	237	723
Net change in pension and other post-retirement benefit obligations	(930)	(233)	(697)
Other comprehensive loss attributable to HollyFrontier stockholders	$(6,606)	$(1,413)	$(5,193)

Three Months Ended September 30, 2020
Net change in foreign currency translation adjustment	$7,727	$1,705	$6,022
Net unrealized gain on hedging instruments	2,492	636	1,856
Net change in pension and other post-retirement benefit obligations	—	1	(1)
Other comprehensive income attributable to HollyFrontier stockholders	$10,219	$2,342	$7,877

Nine Months Ended September 30, 2021
Net change in foreign currency translation adjustment	$(10,411)	$(2,192)	$(8,219)
Net unrealized gain on hedging instruments	1,742	431	1,311
Net change in pension and other post-retirement benefit obligations	(2,792)	(698)	(2,094)
Other comprehensive loss attributable to HollyFrontier stockholders	$(11,461)	$(2,459)	$(9,002)

Nine Months Ended September 30, 2020
Net change in foreign currency translation adjustment	$(2,149)	$(434)	$(1,715)
Net unrealized loss on hedging instruments	(3,918)	(1,000)	(2,918)
Net change in pension and other post-retirement benefit obligations	(42)	(3)	(39)
Other comprehensive loss attributable to HollyFrontier stockholders	$(6,109)	$(1,437)	$(4,672)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended September 30,
	2021	2020
	(In thousands)
Hedging instruments:
Commodity price swaps	$(468)	$(5,217)	Sales and other revenues
	—	983	Cost of products sold
	520	(352)	Operating expenses
	52	(4,586)
	13	(1,169)	Income tax expense (benefit)
	39	(3,417)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	101	—	Other, net
	25	—	Income tax expense
	76	—	Net of tax

Post-retirement healthcare obligations	838	—	Other, net
	211	—	Income tax expense
	627	—	Net of tax

Retirement restoration plan	(9)	—	Other, net
	(2)	—	Income tax benefit
	(7)	—	Net of tax

Total reclassifications for the period	$735	$(3,417)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Hedging instruments:
Commodity price swaps	$(19,239)	$(5,168)	Sales and other revenues
	—	3,272	Cost of products sold
	467	(1,515)	Operating expenses
	(18,772)	(3,411)
	(4,731)	(870)	Income tax benefit
	(14,041)	(2,541)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	306	—	Other, net
	77	—	Income tax expense
	229	—	Net of tax

Post-retirement healthcare obligations	2,513	—	Other, net
	633	—	Income tax expense
	1,880	—	Net of tax

Retirement restoration plan	(27)	—	Other, net
	(7)	—	Income tax benefit
	(20)	—	Net of tax

Total reclassifications for the period	$(11,952)	$(2,541)

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	September 30, 2021	December 31, 2020
	(In thousands)
Foreign currency translation adjustment	$(5,537)	$2,682
Unrealized loss on pension obligation	(554)	(248)
Unrealized gain on post-retirement benefit obligations	9,522	11,310
Unrealized gain (loss) on hedging instruments	1,029	(282)
Accumulated other comprehensive income	$4,460	$13,462

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Various subsidiaries of HollyFrontier are currently intervenors in two lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The first lawsuit is before the U.S. Court of Appeals for the Tenth Circuit and challenges the relief the EPA afforded to the Cheyenne and Woods Cross refineries following the grant of small refinery exemptions. The matter is fully briefed and remains pending before that court. The second lawsuit is currently pending before the U.S. Court of Appeals for the DC Circuit. However, on August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. A decision on this motion by the DC Circuit is expected in the near future. HollyFrontier was also recently an intervenor in another lawsuit filed in the Tenth Circuit challenging the grant of small refinery exemptions to the Cheyenne and Woods Cross refineries for the 2016 compliance year. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to the Cheyenne and Woods Cross refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit issued its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. The oral argument occurred on April 27, 2021. The U.S. Supreme Court issued its opinion in this matter on June 25, 2021 and reversed the Tenth Circuit. On July 27, 2021, the Tenth Circuit recalled the mandate it issued to the EPA on April 15, 2020, and vacated its January 24, 2020 judgment. On July 29, 2021, the Tenth Circuit issued an order and judgment confirming that it recalled its mandate and vacated its previous judgment in this case, and returned jurisdiction to the EPA without vacating the exemption decisions. On August 19, 2021, the EPA filed a motion for clarification of the Tenth Circuit’s mandate. The Tenth Circuit denied the EPA’s motion on August 26, 2021, and therefore the matter is now solely before the EPA. We are unable to estimate the costs we may incur, if any, at this time. It is too early to assess how the U.S. Supreme Court decision will impact future small refinery exemptions or whether the remaining cases are expected to have any impact on us.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021. As of December 31, 2020, we had no enforceable right to collect any of the settlement. Accordingly, recognition of a gain occurred when the uncertainties were resolved on February 2, 2021, and we recorded as “Gain on tariff settlement” in our consolidated statements of operations for the nine months ended September 30, 2021.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

As of September 30, 2021, the Refining segment represents the operations of the El Dorado, Tulsa, Navajo and Woods Cross Refineries and HFC Asphalt (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountain geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma. The Refining segment also included the operations of the Cheyenne Refinery through the third quarter of 2020, at which time it permanently ceased petroleum refining operations.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (1)	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2021
Sales and other revenues:
Revenues from external customers	$3,993,570	$666,033	$25,459	$(3)	$4,685,059
Intersegment revenues	189,441	501	97,125	(287,067)	—
	$4,183,011	$666,534	$122,584	$(287,070)	$4,685,059
Cost of products sold (exclusive of lower of cost or market inventory)	$3,605,600	$482,533	$—	$(265,275)	$3,822,858
Operating expenses	$248,316	$60,940	$42,793	$471	$352,520
Selling, general and administrative expenses	$32,345	$41,476	$3,849	$13,386	$91,056
Depreciation and amortization	$77,890	$19,226	$21,627	$2,477	$121,220
Income (loss) from operations	$218,860	$62,359	$54,315	$(38,129)	$297,405
Earnings of equity method investments	$—	$—	$3,689	$—	$3,689
Capital expenditures	$40,814	$7,833	$19,217	$147,640	$215,504

Three Months Ended September 30, 2020
Sales and other revenues:
Revenues from external customers	$2,339,782	$452,878	$26,740	$—	$2,819,400
Intersegment revenues	56,331	2,164	100,991	(159,486)	—
	$2,396,113	$455,042	$127,731	$(159,486)	$2,819,400
Cost of products sold (exclusive of lower of cost or market inventory)	$2,211,342	$302,703	$—	$(136,807)	$2,377,238
Lower of cost or market inventory valuation adjustment	$(62,849)	$—	$—	$—	$(62,849)
Operating expenses	$256,079	$54,488	$40,003	$(18,074)	$332,496
Selling, general and administrative expenses	$30,866	$36,773	$2,332	$4,482	$74,453
Depreciation and amortization	$79,146	$17,432	$24,109	$4,593	$125,280
Income (loss) from operations	$(118,471)	$43,646	$61,287	$(13,680)	$(27,218)
Earnings of equity method investments	$—	$—	$1,316	$—	$1,316
Capital expenditures	$41,740	$6,995	$7,902	$26,635	$83,272

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (1)	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2021
Sales and other revenues:
Revenues from external customers	$10,837,876	$1,850,786	$77,809	$4	$12,766,475
Intersegment revenues	455,089	9,500	298,193	(762,782)	—
	$11,292,965	$1,860,286	$376,002	$(762,778)	$12,766,475
Cost of products sold (exclusive of lower of cost or market inventory)	$9,986,862	$1,305,274	$—	$(683,244)	$10,608,892
Lower of cost or market inventory valuation adjustment	$(318,353)	$—	$—	$(509)	$(318,862)
Operating expenses	$772,593	$183,003	$126,226	$4,798	$1,086,620
Selling, general and administrative expenses	$90,977	$124,612	$9,664	$25,532	$250,785
Depreciation and amortization	$245,910	$58,499	$66,908	$(1,976)	$369,341
Income (loss) from operations	$514,976	$188,898	$173,204	$(107,379)	$769,699
Earnings of equity method investments	$—	$—	$8,875	$—	$8,875
Capital expenditures	$114,325	$17,534	$76,933	$339,553	$548,345

Nine Months Ended September 30, 2020
Sales and other revenues:
Revenues from external customers	$6,880,444	$1,330,021	$72,410	$—	$8,282,875
Intersegment revenues	178,039	8,911	297,982	(484,932)	—
	$7,058,483	$1,338,932	$370,392	$(484,932)	$8,282,875
Cost of products sold (exclusive of lower of cost or market inventory)	$6,113,530	$952,430	$—	$(418,000)	$6,647,960
Lower of cost or market inventory valuation adjustment	$227,711	$—	$—	$—	$227,711
Operating expenses	$754,612	$156,459	$109,721	$(56,592)	$964,200
Selling, general and administrative expenses	$94,677	$121,654	$7,569	$13,659	$237,559
Depreciation and amortization	$251,019	$59,260	$72,095	$13,659	$396,033
Long-lived asset impairment (2)	$215,242	$204,708	$16,958	$—	$436,908
Income (loss) from operations	$(598,308)	$(155,579)	$164,049	$(37,658)	$(627,496)
Earnings of equity method investments	$—	$—	$5,186	$—	$5,186
Capital expenditures	$106,856	$20,387	$38,642	$47,123	$213,008

(1) For the three and the nine months ended September 30, 2021, Corporate and Other includes $13.1 million and $37.2 million, respectively, of operating expenses and $141.3 million and $325.3 million, respectively, of capital expenditures related to the construction of our renewable diesel units. For the three and nine months ended September 30, 2020, Corporate and Other includes $1.8 million and $2.7 million, respectively, of operating expenses and $20.5 million and $33.1 million, respectively, of capital expenditures related to the construction of our renewable diesel units.
(2) The results of our HEP reportable segment for the nine months ended September 30, 2020 include a long-lived asset impairment charge attributed to HEP’s logistics assets at our Cheyenne Refinery.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
September 30, 2021
Cash and cash equivalents	$18,056	$218,970	$12,816	$1,231,720	$1,481,562
Total assets	$7,266,496	$2,119,076	$2,236,091	$1,275,518	$12,897,181
Long-term debt	$—	$—	$1,333,309	$1,739,043	$3,072,352

December 31, 2020
Cash and cash equivalents	$3,106	$163,729	$21,990	$1,179,493	$1,368,318
Total assets	$6,203,847	$1,864,313	$2,198,478	$1,240,226	$11,506,864
Long-term debt	$—	$—	$1,405,603	$1,737,115	$3,142,718

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

OVERVIEW

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. As of September 30, 2021, we owned and operated refineries located in El Dorado, Kansas (the “El Dorado Refinery”), Tulsa, Oklahoma (the “Tulsa Refineries”), which comprise two production facilities, the Tulsa West and East facilities, Artesia, New Mexico, which operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”) and Woods Cross, Utah (the “Woods Cross Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

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

Additionally, on August 2, 2021, HEP, Sinclair and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a contribution agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common limited partner units of HEP and cash consideration equal to $325 million (the “HEP Transactions”, and together with the HFC Transactions, the “Sinclair Transactions”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

Table of Content
The Sinclair Transactions are expected to close in mid-2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) and the receipt of required approvals of HFC’s stockholders. On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HollyFrontier and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review. In addition, the HFC Transactions and the HEP Transactions are cross-conditioned on each other. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

On May 4, 2021, our wholly owned subsidiary, HollyFrontier Puget Sound Refining LLC, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s refinery and related assets, including the on-site cogeneration facility and related logistics assets (the “Puget Sound Refinery”). The acquisition closed on November 1, 2021 for aggregate cash consideration of $613.6 million, which consists of a base cash purchase price of $350 million, hydrocarbon inventory with an estimated closing value of $266.2 million and other closing adjustments and accrued liabilities of $2.6 million (the “Puget Sound Acquisition”). The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington, approximately 80 miles north of Seattle and 90 miles south of Vancouver. The 149,000 barrel per day facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal, and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity.

On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021, and we recorded a gain on sale of assets totaling $86.0 million for the three months ended September 30, 2021, which was recognized in “Gain on sale of assets and other” in our consolidated statements of operations.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our facility in Cheyenne, Wyoming (the “Cheyenne Refinery”) and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $6.7 million and $23.1 million, respectively, in decommissioning expense and $0.2 million and $0.9 million, respectively, in employee severance costs for the three and nine months ended September 30, 2021 which were recognized in operating expenses in our Corporate and Other segment.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment, which is expected to save approximately $15 million per year of ongoing cash expenses. We recorded $7.8 million in employee severance costs for the nine months ended September 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

For the three months ended September 30, 2021, net income attributable to HollyFrontier stockholders was $280.8 million compared to net loss of $2.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net income attributable to HollyFrontier stockholders was $597.9 million compared to net loss of $483.7 million for the nine months ended September 30, 2020. Included in our financial results for the third quarter of 2021 was a gain on sale of assets totaling $86.0 million related to sale of real property in Mississauga, Ontario. Gross refining margin per produced barrel sold in our Refining segment increased 140% for the three months ended September 30, 2021 over the same period of 2020. Included in the three months ended September 30, 2020 was an $81.0 million gain recognized upon settlement of a business interruption insurance claim.

Table of Content
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $143.5 million for the three months ended September 30, 2021. At September 30, 2021, our open RINs credit obligations were $119.6 million. We will continue to monitor and adjust our RINs position commensurate with our production levels, market conditions and RFS regulations.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Global demand for transportation fuels began to improve beginning late in the second quarter of 2020, but remains below pre-pandemic levels as of the third quarter of 2021. In response to this demand and margin environment, as well as both planned and unplanned maintenance, we operated our Refining segment refineries at an average crude charge of 416,430 BPD during the third quarter of 2021.

In our Lubricants and Specialty Products segment, the Rack Back portion continues to see a combination of strong demand as well as limited supply due to a number of factors, which are driving strong margins and earnings. In the Rack Forward portion, despite strong sales volumes and price increases, the continued rise in base oil prices through the quarter compressed margins in the third quarter of 2021.

Our standalone (excluding HEP) liquidity was approximately $2.8 billion at September 30, 2021, consisting of cash and cash equivalents of $1.5 billion and an undrawn $1.35 billion credit facility maturing in 2026. Our standalone (excluding HEP) principal amount of long-term debt was $1.75 billion as of September 30, 2021, which consists of $350.0 million in aggregate principal amount of 2.625% senior notes due in 2023, $1.0 billion in aggregate principal amount of 5.875% senior notes due in 2026 and $400.0 million in aggregate principal amount of 4.500% senior notes due in 2030.

OUTLOOK

The impact of the COVID-19 pandemic on the global macroeconomy created an unprecedented reduction in demand, as well as a lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 and demand has largely recovered in the markets we serve but remains below pre-pandemic levels.

With increasing vaccination rates, most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

Within our Refining segment, for the fourth quarter of 2021, we expect to run between 450,000-470,000 barrels per day of crude oil, which includes expected volumes from the Puget Sound Refinery in November and December. We expect to adjust refinery production levels commensurate with market demand and planned turnarounds at our Tulsa and Navajo refineries.

Within our Lubricants and Specialty Products segment, for the full year 2021, we expect to earn between $65 million to $85 million in income from operations and $115 million to $135 million of EBITDA, which excludes estimated annual depreciation of $50 million, in the Rack Forward portion of the segment. Within the Rack Back portion, for the fourth quarter of 2021, we expect base oil margins to remain relatively stable compared to the second and third quarters due to record strength in base oil prices, which is driving strong margins and earnings. Similar to our Refining segment, we expect to adjust production levels commensurate with market demand.

In the fourth quarter of 2021, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and improving distributable cash flow coverage to 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

Table of Content
During the third quarter of 2020, we increased our liquidity by $750.0 million with the issuance of $350.0 million in aggregate principal amount of 2.625% senior notes due in 2023 and $400.0 million in aggregate principal amount of 4.500% senior notes due in 2030. This additional liquidity may be used for general corporate purposes and is expected to support the planned growth of our renewables business and the unexpected economic impact of COVID-19, as needed. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects at the earliest. In addition, we announced the Puget Sound Acquisition, which closed on November 1, 2021. We funded the Puget Sound Acquisition with a one-year suspension of our regular quarterly dividend and cash on hand. Our Board of Directors approved the one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

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

The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and in this Form 10-Q. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2021 and 2020 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2020
	2021	2020	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$4,685,059	$2,819,400	$1,865,659	66%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	3,822,858	2,377,238	1,445,620	61
Lower of cost or market inventory valuation adjustment	—	(62,849)	62,849	(100)
	3,822,858	2,314,389	1,508,469	65
Operating expenses (exclusive of depreciation and amortization)	352,520	332,496	20,024	6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	91,056	74,453	16,603	22
Depreciation and amortization	121,220	125,280	(4,060)	(3)
Total operating costs and expenses	4,387,654	2,846,618	1,541,036	54
Income (loss) from operations	297,405	(27,218)	324,623	(1,193)
Other income (expense):
Earnings of equity method investments	3,689	1,316	2,373	180
Interest income	1,018	1,011	7	1
Interest expense	(26,892)	(30,589)	3,697	(12)
Gain on business interruption insurance settlement	—	81,000	(81,000)	(100)
Gain (loss) on foreign currency transactions	(3,492)	1,030	(4,522)	(439)
Gain on sale of assets and other	85,779	1,368	84,411	6,170
	60,102	55,136	4,966	9
Income before income taxes	357,507	27,918	329,589	1,181
Income tax expense	54,766	4,573	50,193	1,098
Net income	302,741	23,345	279,396	1,197
Less net income attributable to noncontrolling interest	21,954	25,746	(3,792)	(15)
Net income (loss) attributable to HollyFrontier stockholders	$280,787	$(2,401)	$283,188	(11,795)%
Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$1.71	$(0.01)	$1.72	(17,200)%
Diluted	$1.71	$(0.01)	$1.72	(17,200)%
Cash dividends declared per common share	$—	$0.35	$(0.35)	(100)%
Average number of common shares outstanding:
Basic	162,551	162,015	536	—%
Diluted	162,551	162,015	536	—%

Table of Content

	Nine Months Ended September 30,		Change from 2020
	2021	2020	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$12,766,475	$8,282,875	4,483,600	54%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	10,608,892	6,647,960	3,960,932	60
Lower of cost or market inventory valuation adjustment	(318,862)	227,711	(546,573)	(240)
	10,290,030	6,875,671	3,414,359	50
Operating expenses (exclusive of depreciation and amortization)	1,086,620	964,200	122,420	13
Selling, general and administrative expenses (exclusive of depreciation and amortization)	250,785	237,559	13,226	6
Depreciation and amortization	369,341	396,033	(26,692)	(7)
Long-lived asset impairment	—	436,908	(436,908)	(100)
Total operating costs and expenses	11,996,776	8,910,371	3,086,405	35
Income (loss) from operations	769,699	(627,496)	1,397,195	(223)

Other income (expense):
Earnings of equity method investments	8,875	5,186	3,689	71
Interest income	3,078	6,590	(3,512)	(53)
Interest expense	(94,220)	(85,923)	(8,297)	10
Gain on business interruption insurance settlement	—	81,000	(81,000)	(100)
Gain on tariff settlement	51,500	—	51,500	—
Gain on sales-type leases	—	33,834	(33,834)	(100)
Loss on early extinguishment of debt	—	(25,915)	25,915	(100)
Loss on foreign currency transactions	(4,226)	(918)	(3,308)	360
Gain on sale of assets and other	95,596	4,790	90,806	1,896
	60,603	18,644	41,959	225
Income (loss) before income taxes	830,302	(608,852)	1,439,154	(236)
Income tax expense (benefit)	149,944	(188,504)	338,448	(180)
Net income (loss)	680,358	(420,348)	1,100,706	(262)
Less net income attributable to noncontrolling interest	82,504	63,353	19,151	30
Net income (loss) attributable to HollyFrontier stockholders	$597,854	$(483,701)	$1,081,555	(224)%

Earnings (loss) per share attributable to HollyFrontier stockholders:
Basic	$3.63	$(2.99)	$6.62	(221)%
Diluted	$3.63	$(2.99)	$6.62	(221)%
Cash dividends declared per common share	$0.35	$1.05	$(0.70)	(67)%
Average number of common shares outstanding:
Basic	162,518	161,927	591	—%
Diluted	162,518	161,927	591	—%

Balance Sheet Data

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,481,562	$1,368,318
Working capital	$2,310,815	$1,935,605
Total assets	$12,897,181	$11,506,864
Long-term debt	$3,072,352	$3,142,718
Total equity	$6,329,539	$5,722,203

Table of Content
Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$249,413	$81,748	$739,494	$391,050
Net cash used for investing activities	$(116,164)	$(81,985)	$(438,476)	$(213,651)
Net cash provided by (used for) financing activities	$(45,691)	$618,726	$(184,169)	$463,207
Capital expenditures	$215,504	$83,272	$548,345	$213,008
EBITDA (1)	$482,647	$157,030	$1,208,281	$(196,839)

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

Refining Segment Operating Data

As of September 30, 2021, our refinery operations include the El Dorado, Tulsa, Navajo and Woods Cross Refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments, depreciation and amortization and long-lived asset impairments. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region continues to be comprised of the El Dorado and Tulsa Refineries, and the new West region is comprised of the Navajo and Woods Cross Refineries. Refining segment operating data for the three and nine months ended September 30, 2020 have been retrospectively adjusted to reflect the revised regional groupings.

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	280,220	244,200	258,530	234,550
Refinery throughput (BPD) (2)	294,970	257,280	272,770	249,430
Sales of produced refined products (BPD) (3)	277,310	243,830	258,800	239,800
Refinery utilization (4)	107.8%	93.9%	99.4%	90.2%

Average per produced barrel (5)
Refinery gross margin	$13.59	$3.21	$10.65	$6.41
Refinery operating expenses (6)	5.72	5.47	6.68	5.47
Net operating margin	$7.87	$(2.26)	$3.97	$0.94

Refinery operating expenses per throughput barrel (7)	$5.37	$5.19	$6.33	$5.26

Feedstocks:
Sweet crude oil	66%	62%	63%	58%
Sour crude oil	13%	18%	14%	19%
Heavy sour crude oil	16%	15%	18%	17%
Other feedstocks and blends	5%	5%	5%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	53%	51%	52%
Diesel fuels	32%	35%	33%	34%
Jet fuels	5%	3%	5%	4%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	2%	3%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	3%	2%
Total	100%	100%	100%	100%

West Region (Navajo and Woods Cross Refineries)
Crude charge (BPD) (1)	136,210	131,680	135,370	125,710
Refinery throughput (BPD) (2)	149,760	146,860	148,700	139,710
Sales of produced refined products (BPD) (3)	144,710	144,970	148,410	142,740
Refinery utilization (4)	93.9%	90.8%	93.4%	86.7%

Average per produced barrel (5)
Refinery gross margin	$17.33	$11.24	$13.67	$12.01
Refinery operating expenses (6)	7.70	6.88	7.43	7.01
Net operating margin	$9.63	$4.36	$6.24	$5.00

Refinery operating expenses per throughput barrel (7)	$7.44	$6.79	$7.41	$7.16

Feedstocks:
Sweet crude oil	22%	30%	22%	30%
Sour crude oil	58%	48%	59%	49%
Black wax crude oil	11%	12%	10%	11%
Other feedstocks and blends	9%	10%	9%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	57%	52%	56%
Diesel fuels	39%	34%	38%	35%
Fuel oil	3%	2%	3%	2%
Asphalt	5%	6%	4%	5%
LPG and other	2%	1%	3%	2%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated
Crude charge (BPD) (1)	416,430	375,880	393,900	360,260
Refinery throughput (BPD) (2)	444,730	404,140	421,470	389,140
Sales of produced refined products (BPD) (3)	422,020	388,800	407,210	382,540
Refinery utilization (4)	102.8%	92.8%	97.3%	89.0%

Average per produced barrel (5)
Refinery gross margin	$14.87	$6.20	$11.75	$8.50
Refinery operating expenses (6)	6.40	6.00	6.95	6.04
Net operating margin	$8.47	$0.20	$4.80	$2.46

Refinery operating expenses per throughput barrel (7)	$6.07	$5.77	$6.71	$5.94

Feedstocks:
Sweet crude oil	51%	51%	49%	48%
Sour crude oil	28%	28%	29%	30%
Heavy sour crude oil	11%	10%	12%	11%
Black wax crude oil	4%	4%	4%	4%
Other feedstocks and blends	6%	7%	6%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	52%	54%
Diesel fuels	35%	35%	35%	34%
Jet fuels	3%	2%	3%	2%
Fuel oil	2%	1%	1%	1%
Asphalt	4%	4%	4%	4%
Base oils	3%	2%	2%	3%
LPG and other	2%	2%	3%	2%
Total	100%	100%	100%	100%

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

Table of Content
Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lubricants and Specialty Products
Throughput (BPD)	18,260	19,020	29,140	19,050
Sales of produced refined products (BPD)	31,700	33,560	33,640	32,460

Sales of produced refined products:
Finished products	53%	50%	52%	51%
Base oils	28%	27%	28%	24%
Other	19%	23%	20%	25%
Total	100%	100%	100%	100%

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended September 30, 2021
Sales and other revenues	$270,207	$634,654	$(238,327)	$666,534
Cost of products sold	$148,171	$572,689	$(238,327)	$482,533
Operating expenses	$29,046	$31,894	$—	$60,940
Selling, general and administrative expenses	$7,058	$34,418	$—	$41,476
Depreciation and amortization	$6,375	$12,851	$—	$19,226
Income (loss) from operations	$79,557	$(17,198)	$—	$62,359

Three months ended September 30, 2020
Sales and other revenues	$110,952	$423,418	$(79,328)	$455,042
Cost of products sold	$98,033	$283,998	$(79,328)	$302,703
Operating expenses	$25,400	$29,088	$—	$54,488
Selling, general and administrative expenses	$5,616	$31,157	$—	$36,773
Depreciation and amortization	$5,419	$12,013	$—	$17,432
Income (loss) from operations	$(23,516)	$67,162	$—	$43,646

Nine months ended September 30, 2021
Sales and other revenues	$698,134	$1,747,111	$(584,959)	$1,860,286
Cost of products sold	$443,983	$1,446,250	$(584,959)	$1,305,274
Operating expenses	$86,773	$96,230	$—	$183,003
Selling, general and administrative expenses	$19,711	$104,901	$—	$124,612
Depreciation and amortization	$19,910	$38,589	$—	$58,499
Income from operations	$127,757	$61,141	$—	$188,898

Nine months ended September 30, 2020
Sales and other revenues	$361,638	$1,241,402	$(264,108)	$1,338,932
Cost of products sold	$345,843	$870,695	$(264,108)	$952,430
Operating expenses	$69,703	$86,756	$—	$156,459
Selling, general and administrative expenses	$16,596	$105,058	$—	$121,654
Depreciation and amortization	$22,163	$37,097	$—	$59,260
Long-lived asset impairment	$167,017	$37,691	$—	$204,708
Income (loss) from operations	$(259,684)	$104,105	$—	$(155,579)
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

Table of Content

Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Summary
Net income attributable to HollyFrontier stockholders for the three months ended September 30, 2021 was $280.8 million ($1.71 per basic and diluted share), a $283.2 million increase from a net loss of $2.4 million ($(0.01) per basic and diluted share) for the three months ended September 30, 2020. The increase in net income was principally driven by stronger product demand, which resulted in an increase in refinery gross margins and higher refined product sales volumes. Refinery gross margins for the three months ended September 30, 2021 increased to $14.87 per produced barrel sold from $6.20 for the three months ended September 30, 2020. This increase was partially offset by the lower of cost or market inventory reserve adjustment that increased pre-tax earnings by $62.8 million for the three months ended September 30, 2020.

Sales and Other Revenues
Sales and other revenues increased 66% from $2,819.4 million for the three months ended September 30, 2020 to $4,685.1 million for the three months ended September 30, 2021 principally due to the increase in sales prices and higher refined product sales volumes. Sales and other revenues for the three months ended September 30, 2021 and 2020 included $25.5 million and $26.7 million, respectively, of HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $666.0 million and $452.9 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended September 30, 2021 and 2020, respectively.

Cost of Products Sold
Total cost of products sold increased 65% from $2,314.4 million for the three months ended September 30, 2020 to $3,822.9 million for the three months ended September 30, 2021 principally due to higher crude oil costs and higher refined product sales volumes. During the third quarter of 2020, we recognized a lower of cost or market inventory valuation adjustment benefit of $62.8 million.

Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 140% from $6.20 for the three months ended September 30, 2020 to $14.87 for the three months ended September 30, 2021. The increase was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 6% from $332.5 million for the three months ended September 30, 2020 to $352.5 million for the three months ended September 30, 2021 primarily due to an increase in natural gas prices.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 22% from $74.5 million for the three months ended September 30, 2020 to $91.1 million for the three months ended September 30, 2021 primarily due to higher professional services and legal costs incurred in connection with the recently announced acquisitions, including $4.3 million in pre-close acquisition integration costs related to the Puget Sound Acquisition during the three months ended September 30, 2021. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on these acquisitions.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 3% from $125.3 million for the three months ended September 30, 2020 to $121.2 million for the three months ended September 30, 2021. This decrease was primarily due to lower capitalized refinery turnaround costs during 2020.

Table of Content
Interest Expense
Interest expense was $26.9 million for the three months ended September 30, 2021 compared to $30.6 million for the three months ended September 30, 2020. This decrease was primarily due to net gains related to our catalyst financing arrangement during the three months ended September 30, 2021 as compared to net losses during the same period in the prior year and higher capitalized interest during the three months ended September 30, 2021 due to the capital expenditures related to the construction of our renewable diesel units. This decrease was partially offset by interest expense on our senior notes issued in September 2020.

For the three months ended September 30, 2021 and 2020, interest expense attributable to our HEP segment was $13.4 million and $12.5 million, respectively.

Gain on Business Interruption Insurance Settlement
During the third quarter of 2020, we recorded a gain of $81.0 million upon the settlement of our business interruption claim with our insurance carrier related to a loss at our Woods Cross Refinery that occurred in the first quarter of 2018.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net loss of $3.5 million and a net gain of $1.0 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, gain (loss) on foreign currency transactions included a gain of $9.7 million and a loss of $8.2 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Gain on Sale of Assets and Other
For the three months ended September 30, 2021, we recorded an $86.0 million gain related to the sale of real property in Mississauga, Ontario. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes
For the three months ended September 30, 2021, we recorded an income tax expense of $54.8 million compared to $4.6 million for the three months ended September 30, 2020. This increase was principally due to higher pre-tax income during the three months ended September 30, 2021 compared to the same period of 2020. Our effective tax rates were 15.3% and 16.4% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended September 30, 2021 was primarily due to the net operating loss carryback provisions of the CARES Act and federal tax credits.

Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Summary
Net income attributable to HollyFrontier stockholders for the nine months ended September 30, 2021 was $597.9 million ($3.63 per basic and diluted share), a $1,081.6 million increase compared to a net loss of $483.7 million ($(2.99) per basic and diluted share) for the nine months ended September 30, 2020. The increase in net income was principally driven by stronger product demand, which resulted in an increase in refinery gross margins and higher refined product sales volumes. Net income also increased due to lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $318.9 million for the nine months ended September 30, 2021 and decreased pre-tax earnings by $227.7 million for the nine months ended September 30, 2020. In addition, we recorded long-lived asset impairment charges of $436.9 million for the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 was partially offset by the impact of winter storm Uri, which increased natural gas costs by approximately $65 million across our refining system. Refinery gross margins for the nine months ended September 30, 2021 increased to $11.75 per barrel sold from $8.50 for the nine months ended September 30, 2020.

Table of Content
Sales and Other Revenues
Sales and other revenues increased 54% from $8,282.9 million for the nine months ended September 30, 2020 to $12,766.5 million for the nine months ended September 30, 2021 due to a year-over-year increase in sales prices and higher refined product sales volumes. Sales and other revenues for the nine months ended September 30, 2021 and 2020 include $77.8 million and $72.4 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $1,850.8 million and $1,330.0 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the nine months ended September 30, 2021 and 2020, respectively.

Cost of Products Sold
Total cost of products sold increased 50% from $6,875.7 million for the nine months ended September 30, 2020 to $10,290.0 million for the nine months ended September 30, 2021 principally due to the increase in crude oil and feedstock prices and refined product sales volumes. We recognized a lower of cost or market inventory valuation benefit of $318.9 million for the nine months ended September 30, 2021 compared to a charge of $227.7 million for the same period of 2020, resulting in no lower of cost or market reserve at September 30, 2021.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 38% from $8.50 for the nine months ended September 30, 2020 to $11.75 for the nine months ended September 30, 2021 principally due to the increase in the average per barrel sold sales prices, partially offset by the increase in crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 13% from $964.2 million for the nine months ended September 30, 2020 to $1,086.6 million for the nine months ended September 30, 2021 primarily due to the increase in natural gas prices and higher planned and unplanned repair and maintenance costs. The increase in natural gas prices was due in part to winter storm Uri during the first quarter of 2021.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6% from $237.6 million for the nine months ended September 30, 2020 to $250.8 million for the nine months ended September 30, 2021 primarily due to higher professional services and legal costs incurred in connection with the recently announced acquisitions, including $5.0 million in pre-close acquisition integration costs related to the Puget Sound Acquisition during the nine months ended September 30, 2021. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on these acquisitions.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 7% from $396.0 million for the nine months ended September 30, 2020 to $369.3 million for the nine months ended September 30, 2021. This decrease was principally due to lower capitalized refinery turnaround costs during 2020 and lower depreciation expense resulting from the assets impaired in the second quarter of 2020.

Long-lived Asset Impairment
During the nine months ended September 30, 2020, we recorded long-lived asset impairment charges of $232.2 million that related to our Cheyenne Refinery and $204.7 million related to PCLI. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information on these impairments.

Interest Expense
Interest expense was $94.2 million for the nine months ended September 30, 2021 compared to $85.9 million for the nine months ended September 30, 2020. This increase was primarily due to interest expense on our senior notes issued in September 2020. This increase was partially offset by higher capitalized interest during the nine months ended September 30, 2020 due to the capital expenditures related to the construction of our renewable diesel units and lower weighted average balance on HEP’s credit facility during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021 and 2020, interest expense attributable to our HEP Segment was $40.6 million and $40.7 million, respectively.

Gain on Business Interruption Insurance Settlement
During the third quarter of 2020, we recorded a gain of $81.0 million upon the settlement of our business interruption claim with our insurance carrier related to a loss at our Woods Cross Refinery that occurred in the first quarter of 2018.

Table of Content

Gain on Tariff Settlement
For the nine months ended September 30, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 14 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Gain on Sales-type Leases
During the second quarter of 2020, HEP and Delek US Holdings, Inc. renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement met the definition of sales-type leases, which resulted in an accounting gain of $33.8 million upon the initial recognition of the sales-type lease during the nine months ended September 30, 2020.

Loss on Early Extinguishment of Debt
For the nine months ended September 30, 2020, HEP recorded a $25.9 million loss on the redemption of its $500 million aggregate principal amount of 6.0% senior notes maturing August 2024 for $522.5 million.

Loss on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net losses of $4.2 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, loss on foreign currency transactions included a net loss of $3.2 million and a gain of $11.0 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Gain on Sale of Assets and Other
For the nine months ended September 30, 2021, we recorded an $86.0 million gain related to the sale of real property in Mississauga, Ontario, and HEP recorded a $5.3 million gain related to the sale of certain pipeline assets. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes
For the nine months ended September 30, 2021, we recorded an income tax expense of $149.9 million compared to a benefit of $188.5 million for the nine months ended September 30, 2020. This change to income tax expense in 2021 from income tax benefit in 2020 was principally due to pre-tax income during the nine months ended September 30, 2021 as compared to a pre-tax loss in the same period of 2020. Our effective tax rates were 18.1% and 31.0% for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2021 was primarily due to the net operating loss carryback provisions of the CARES Act and federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature on February 1, 2022. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

Table of Content
HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the nine months ended September 30, 2021, HEP received advances totaling $210.5 million and repaid $283.5 million under the HEP Credit Agreement. At September 30, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $840.5 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our long-term growth strategy include the expansion of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. In connection with the Puget Sound Acquisition, our Board of Directors approved a one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021 and is expected to resume the dividend after such time.

Our standalone (excluding HEP) liquidity was approximately $2.8 billion at September 30, 2021, consisting of cash and cash equivalents of $1.5 billion and an undrawn $1.35 billion credit facility.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of September 30, 2021, we had not repurchased common stock under this stock repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects at the earliest.
Cash Flows – Operating Activities

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net cash flows provided by operating activities were $739.5 million for the nine months ended September 30, 2021 compared to $391.1 million for the nine months ended September 30, 2020, an increase of $348.4 million. The increase in operating cash flows was primarily due to the increase in gross refinery margins and $51.5 million received upon settlement of a tariff rate case, partially offset by higher operating expenses.

Changes in working capital increased operating cash flows by $55.3 million and decreased operating cash flows by $50.0 million, for the nine months ended September 30, 2021 and 2020, respectively. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Table of Content
Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net cash flows used for investing activities were $438.5 million for the nine months ended September 30, 2021 compared to $213.7 million for the nine months ended September 30, 2020, an increase of $224.8 million. Cash expenditures for properties, plants and equipment for the nine months of 2021 increased to $548.3 million from $213.0 million for the same period in 2020, primarily due to expenditures related to our renewable diesel units that are expected to be completed in the first half of 2022. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $76.9 million and $38.6 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2020, HEP also invested $2.4 million in the Cushing Connect Pipeline & Terminal LLC joint venture.

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

Expected capital and turnaround cash spending for 2021 is as follows and primarily reflects a change in the timing of spend between 2021 and 2022 on the renewable diesel units.

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$190.0	$220.0
Renewables	550.0	600.0
Lubricants and Specialty Products	40.0	50.0
Turnarounds and catalyst	290.0	320.0
Total HollyFrontier	1,070.0	1,190.0

HEP
Maintenance	15.0	20.0
Expansion and joint venture investment	40.0	45.0
Refining unit turnarounds	2.0	4.0
Total HEP	57.0	69.0
Total	$1,127.0	$1,259.0

Table of Content
Cash Flows – Financing Activities

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
For the nine months ended September 30, 2021, our net cash flows used for financing activities were $184.2 million. During the nine months ended September 30, 2021, we paid $57.7 million in dividends and $7.9 million of deferred financing costs in connection with the amendment of the HollyFrontier Credit Agreement in April 2021. During the nine months ended September 30, 2021, HEP had net repayments of $73.0 million under the HEP Credit Agreement and paid $6.6 million of deferred financing costs in connection with the amendment of the HEP Credit Agreement in April 2021. In addition, HEP paid distributions of $57.2 million to noncontrolling interests and received contributions from noncontrolling interests of $21.3 million.

For the nine months ended September 30, 2020, our net cash flows provided by financing activities were $463.2 million. During the nine months ended September 30, 2020, we received $744.1 million in net proceeds from the issuance of HFC’s 2.625% and 4.500% senior notes, purchased $3.4 million of treasury stock and paid $171.6 million in dividends. Also during the period, HEP received $219.5 million and repaid $237.0 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP’s 6.0% senior notes and received $491.3 million in net proceeds from the issuance of HEP 5.0% senior notes, paid distributions of $70.9 million to noncontrolling interests and received contributions from noncontrolling interests of $15.4 million.

Contractual Obligations and Commitments

HollyFrontier Corporation

In April 2021, we renewed a contract for terminal and storage services with a third party for an additional 15-year term. The agreement provides for storage capacity of 200,000 barrels per month for a total commitment of $9.4 million over the 15 year term. In addition, the agreement provides a throughput volume commitment of 225,000 barrels per day of crude oil for a total commitment of $92.4 million over the 15-year term. We also had certain lease renewals that increased our lease liabilities on our consolidated balance sheets during the nine months ended September 30, 2021. There were no other significant changes to our long-term contractual obligations during the nine months ended September 30, 2021.

HEP

During the nine months ended September 30, 2021, HEP had net repayments of $73.0 million resulting in $840.5 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2021.

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

Table of Content
At September 30, 2021, the LIFO value of inventory was equal to cost. Future decreases in overall inventory values could result in an establishment of a lower of cost or market inventory valuation reserve and additional charges to cost of products sold.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets: As of September 30, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $247.0 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

For purposes of long-lived asset impairment evaluation, we group our long-lived assets as follows: (i) our refinery asset groups, which include certain HEP logistics assets, (ii) our Lubricants and Specialty Products asset groups and (iii) our HEP asset groups, which comprises HEP assets not included in our refinery asset groups. These asset groups represent the lowest level for which independent cash flows can be identified. Our long-lived assets are evaluated for impairment by identifying whether indicators of impairment exist and if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2021 and determined there was no impairment of goodwill attributable to our reporting units. The estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like kind assets. The excess of the fair values of the reporting units over their respective carrying values ranged from 12% to 162%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

In performing our impairment test of goodwill, we developed cash flow forecasts for each of our reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Another key assumption applied to these forecasts to determine the fair value of a reporting unit is the discount rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

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

As of September 30, 2021, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2021	2022	Unit of Measure

Natural gas price swaps - long	450,000	450,000	—	MMBTU
WTI and gasoline crack spread swaps - short	150,000	150,000	—	Barrels
NYMEX futures (WTI) - short	1,880,000	1,440,000	440,000	Barrels
Forward gasoline and diesel contracts - long	165,000	165,000	—	Barrels
Foreign currency forward contracts	443,112,746	105,825,135	337,287,611	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	—	38,723	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at September 30,
Commodity-based Derivative Contracts	2021	2020
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$13,569	$3,659

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content
For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2021 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,946,420	$22,243

HEP Senior Notes	$500,000	$506,770	$13,123

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2021, outstanding borrowings under the HEP Credit Agreement were $840.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$280,787	$(2,401)	$597,854	$(483,701)
Add interest expense	26,892	30,589	94,220	85,923
Subtract interest income	(1,018)	(1,011)	(3,078)	(6,590)
Add (subtract) income tax expense (benefit)	54,766	4,573	149,944	(188,504)
Add depreciation and amortization	121,220	125,280	369,341	396,033
EBITDA	$482,647	$157,030	$1,208,281	$(196,839)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$8.47	$0.20	$4.80	$2.46
Add average refinery operating expenses per produced barrel sold	6.40	6.00	6.95	6.04
Refinery gross margin per produced barrel sold	14.87	6.20	11.75	8.50
Times produced barrels sold (BPD)	422,020	388,800	407,210	382,540
Times number of days in period	92	92	273	274
Refining gross margin	577,340	221,772	1,306,228	890,936
Add (subtract) rounding	71	164	(125)	61
West and Mid-Continent regions gross margin	577,411	221,936	1,306,103	890,997
Add West and Mid-Continent regions cost of products sold	3,605,600	2,043,361	9,986,862	5,665,897
Add Cheyenne Refinery sales and other revenues	—	130,816	—	501,589
Refining segment sales and other revenues	4,183,011	2,396,113	11,292,965	7,058,483
Add Lubricants and Specialty Products segment sales and other revenues	666,534	455,042	1,860,286	1,338,932
Add HEP segment sales and other revenues	122,584	127,731	376,002	370,392
Subtract corporate, other and eliminations	(287,070)	(159,486)	(762,778)	(484,932)
Sales and other revenues	$4,685,059	$2,819,400	$12,766,475	$8,282,875

Table of Content

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$6.40	$6.00	$6.95	$6.04
Times produced barrels sold (BPD)	422,020	388,800	407,210	382,540
Times number of days in period	92	92	273	274
Refinery operating expenses	248,485	214,618	772,620	633,088
Add (subtract) rounding	(169)	(97)	(27)	373
West and Mid-Continent regions operating expenses	248,316	214,521	772,593	633,461
Add Cheyenne Refinery operating expenses	—	41,558	—	121,151
Refining segment operating expenses	248,316	256,079	772,593	754,612
Add Lubricants and Specialty Products segment operating expenses	60,940	54,488	183,003	156,459
Add HEP segment operating expenses	42,793	40,003	126,226	109,721
Add (subtract) corporate, other and eliminations	471	(18,074)	4,798	(56,592)
Operating expenses (exclusive of depreciation and amortization)	$352,520	$332,496	$1,086,620	$964,200

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Environmental Matters

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions included: (a) three information requests for activities beginning in January 2009, (b) compliance issues with respect to the Clean Air Act’s Risk Management Program (“RMP”) relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017, and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018.

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

Table of Content
Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the East and West Refineries. On April 3, 2019, the EPA notified HFTR of potential violations of the Consent Decrees. On December 1, 2020, ODEQ, on behalf of ODEQ and the EPA, issued two demand letters alleging violations under the Consent Decrees, which stemmed from inspections conducted by the EPA at the refineries from May 1 through 5, 2017, as well as from a review of the refineries’ records. The alleged violations included the failure to comply with applicable continuous emissions monitoring system (CEMS) requirements and exceedances of the hydrogen sulfide (H2S) emission limits. During a follow-up conference call with ODEQ, on January 6, 2021, ODEQ shared its stipulated penalty amounts for alleged violations pursuant to the two Consent Decrees. HFTR submitted timely responses to the ODEQ demand letters on February 8, 2021. Based on HFTR’s responses, during a follow-up conference call on April 9, 2021, ODEQ confirmed both ODEQ and EPA had reduced the stipulated penalties for the alleged violations of the two Consent Decrees and was seeking total stipulated penalties of $93,500. On April 9, 2021, HFTR confirmed acceptance of the above-referenced penalties. This matter will be resolved once HFTR pays the penalty following its receipt of the revised demand letter from ODEQ. HFTR has not yet received a demand letter.

Navajo
HollyFrontier Navajo Refining LLC (“HFNR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFNR’s compliance with the Clean Air Act (“CAA”) and related regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, storage vessels and tanks, and other information regarding the Artesia refinery; and (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery.

Beginning in the spring of 2021, HFNR and the Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021, the EPA presented to HFNR potential claims for stipulated penalties for alleged noncompliance with a 2002 consent decree.

HFNR continues to work with the Agencies to resolve these issues. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

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

The first lawsuit is before the Tenth Circuit and challenges the relief the EPA afforded to the Cheyenne and Woods Cross refineries following the grant of small refinery exemptions. The matter is fully briefed and remains pending before that court.

The second lawsuit is currently pending before the DC Circuit. However, on August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. A decision on this motion by the DC Circuit is expected in the near future.

HollyFrontier was also recently an intervenor in another lawsuit filed in the Tenth Circuit challenging the grant of small refinery exemptions to the Cheyenne and Woods Cross refineries for the 2016 compliance year. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to the Cheyenne and Woods Cross refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit issued its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. The oral argument occurred on April 27, 2021. The U.S. Supreme Court issued its opinion in this matter on June 25, 2021 and reversed the Tenth Circuit. On July 27, 2021, the Tenth Circuit recalled the mandate it issued to the EPA on April 15, 2020, and vacated its January 24, 2020 judgment. On July 29, 2021, the Tenth Circuit issued an order and judgment confirming that it recalled its mandate and vacated its previous judgment in this case, and

Table of Content
returned jurisdiction to the EPA without vacating the exemption decisions. On August 19, 2021, the EPA filed a motion for clarification of the Tenth Circuit’s mandate. The Tenth Circuit denied the EPA’s motion on August 26, 2021, and therefore the matter is now solely before the EPA.

Shareholder Litigation Related to Acquisition of Sinclair Oil Corporation

A shareholder action has been filed in the District Court of Harris County, Texas captioned: Garfield v. Myers, Franklin (filed October 11, 2021) by an alleged shareholder of HollyFrontier challenging our proposed acquisition of certain refining, marketing and other businesses of Sinclair Oil Corporation (the “Acquisition”) and naming as defendants HollyFrontier and its board of directors. The complaint alleges, among other things, that the Acquisition involves unfair dilution of existing HollyFrontier stockholders, overpayment for Sinclair’s downstream business, and improper diversion of Sinclair’s midstream business to HEP; that certain conflicts of interest exist between HollyFrontier, its insiders, and its financial advisor; and that the proxy statement is materially misleading and incomplete. The complaint asserts claims against the director defendants for alleged breach of fiduciary duties, failure to disclose under Delaware law, and diversion of corporate opportunity under Delaware law.

An additional shareholder action has been filed in the United States District Court for the Southern District of New York captioned: Lovoi v. HollyFrontier Corporation et. al. (filed October 28, 2021) by an alleged shareholder of HollyFrontier asserting claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and members of HollyFrontier’s board of directors, based on the allegation that the preliminary proxy statement for the Acquisition omitted material information about HollyFrontier’s financial projections and the analyses conducted by its financial advisor.

The shareholder actions seek various remedies, including enjoining and/or rescinding the Acquisition agreement and requiring defendants to amend the proxy statement, declaring a breach of fiduciary duties, correcting and completing disclosures or enjoining or unwinding the Acquisition and share issuance if they do not, rescissory and compensatory damages, and interest, attorney’s fees and other costs.

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

Item 1A.Risk Factors

Except for the risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. You should carefully consider the risk factors discussed below and in our 2020 Form 10-K, March 31, 2021 Form 10-Q and June 30, 2021 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The pending Sinclair Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

On August 2, 2021, we entered into the Business Combination Agreement with Sinclair and certain other parties thereto in connection with the Sinclair Transactions and HEP entered into the Contribution Agreement with Sinclair and certain other parties thereto in connection with the Sinclair Transactions. The transactions under the Contribution Agreement will be consummated immediately prior to the transactions contemplated under the Business Combination Agreement. We expect the Sinclair Transactions to close in mid-2022. The Sinclair Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the Sinclair Transactions will not be consummated. If the closing of the Sinclair Transactions is substantially delayed or does not occur at all, or if the terms of the Sinclair Transactions are required to be modified substantially, we may not realize the anticipated benefits of the transactions fully or at all or they may take longer to realize than expected. The closing conditions include, among others, the affirmative vote of the majority of the votes cast and entitled to be

Table of Content
voted on the issuance of New Parent Common Stock to Sinclair in the Sinclair Transactions, the absence of a law or order prohibiting the transactions contemplated by the Business Combination Agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended (the “HSR Act”), with respect to the Sinclair Transactions. On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, we and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review. We have incurred and will continue to incur substantial transaction costs whether or not the Sinclair Transactions are completed. Any failure to complete the Sinclair Transactions could have a material adverse effect on our stock price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our stockholders.

The actual value of the consideration we will pay to Sinclair at closing may exceed the value allocated to such consideration at the time we entered into the Business Combination Agreement.

Under the Business Combination Agreement, the number of shares of common stock we will issue to Sinclair at the closing of the Sinclair Transactions is fixed at 60,230,036, which represents approximately 26.75% of HollyFrontier’s outstanding common stock as of July 30, 2021, and there will be no adjustment for changes in the market price of our common stock. Neither we nor the Sinclair stockholders are permitted to “walk away” from the transaction solely because of changes in the market price of our common stock between the signing of the Business Combination Agreement and the closing. Our common stock has historically experienced volatility. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The closing price of our common stock on the New York Stock Exchange on July 30, 2021, was $29.40; and on October 20, 2021, the closing price of our common stock was $37.39. The value of the common stock we issue in connection with the closing of the Sinclair Transactions may be significantly higher at the closing than when we entered into the Business Combination Agreement.

The Sinclair Transactions will require management to devote significant attention and resources to integrating the acquired Sinclair businesses with our business. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the acquired Sinclair business into the HollyFrontier business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the Sinclair Transactions, including approximately $100 million in run-rate synergies that we have communicated we expect the combined company to realize, as well as another $100 to $200 million in estimated one-time savings from working capital benefits during the first two years after closing of the Sinclair Transactions, as previously announced;
•the inability to successfully close and integrate multiple acquisitions simultaneously or within a short timeframe of each other, including the Sinclair Transactions and the Puget Sound Acquisition;
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
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Sinclair Transactions and integrating acquired Sinclair operations into HollyFrontier; or
•the disruption of, or loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated time frame.

Table of Content

The Sinclair Transactions will expand our branded marketing and licensing business, and we could face a variety of risks as a result of this business expansion.

The Sinclair Transactions will expand our business into branded marketing and licensing business with the addition of over 300 distributors and 1,300 branded retail sites. Risks of our expanding this business line include, among others: (i) potential diversion of management’s attention and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to integrate and expand this line of business; and (iv) inefficient combination or integration of operational and management systems and controls. Expanding this line of business may also lead to increased litigation and regulatory risk and could have an impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the expansion and integration of the branded marketing and licensing business could have a material adverse effect on our business, results of operations and financial condition.

Litigation relating to the Sinclair Transactions could result in substantial costs to HollyFrontier or an injunction preventing the completion of the Sinclair Transactions.

Securities class action lawsuits, derivative and related lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that have been or may be brought against us and/or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the acquisition agreement already implemented, issue additional disclosures and to otherwise enjoin the parties from consummating the Sinclair Transactions. We and the members of our Board of Directors were named as defendants in a lawsuit filed in Harris County, Texas, brought by an alleged HollyFrontier shareholder challenging the Sinclair Transactions and seeking, among other things, injunctive relief to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, declare a breach of fiduciary duties, provide correct and complete disclosures or enjoin or unwind the acquisition and share issuance if they do not, rescissory and compensatory damages, and interest, attorney’s fees and other costs. An additional lawsuit filed by an alleged HollyFrontier shareholder in the United States District Court for the Southern District of New York asserts claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and members of HollyFrontier’s board of directors, and seeks, among other things, to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, and, if they do not, to recover damages. Additional lawsuits in connection with the Sinclair Transactions may be filed in the future in federal or state courts.

The outcome of these lawsuits or any other lawsuit that may be filed challenging the Sinclair Transactions is uncertain. One of the conditions to the closing of the Sinclair Transactions is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the closing of the Sinclair Transactions. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Sinclair Transactions or delaying the shareholder vote, that injunction may delay or prevent the Sinclair Transactions from being completed within the expected timeframe or at all, which could result in substantial costs to us and may adversely affect our business, financial position, results of operation and cash flows. Relatedly, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Sinclair Transactions are completed may adversely affect our business, financial condition, results of operations and cash flows and result in substantial costs to us. See Item 1, “Legal Proceedings” for more information about litigation related to the Sinclair Transactions.

Table of Content
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	—	$—	—	$1,000,000,000
August 2021	—	$—	—	$1,000,000,000
September 2021	—	$—	—	$1,000,000,000
Total for July to September 2021	—		—

Table of Content
Item 6.Exhibits

Exhibit Number	Description

2.1†
Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies and Hippo Holding LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

2.2*†	Waiver and Amendment to Sale and Purchase Agreement, dated as of October 31, 2021, by and among HollyFrontier Puget Sound Refining LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US.

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2*	Amended and Restated By-Laws of HollyFrontier Corporation.

10.1+
HollyFrontier Corporation Director’s Stock Compensation Deferral Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-03876).

10.2
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners -- Operating L.P (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-03876).

10.3†
Stockholders Agreement, dated as of August 2, 2021, by and among Hippo Parent Corporation, the Sinclair Companies, and the stockholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

10.4
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: November 3, 2021	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2021	/s/ Indira Agarwal
Indira Agarwal
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)