Form 10-K
period 2021-12-31
HollyFrontier Corp
filed 2022-02-23
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
On June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $4.9 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
163,001,510 shares of Common Stock, par value $.01 per share, were outstanding on February 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference in Part III.

Table of Content

Table of Content
PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management's beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•our and Holly Energy Partners, L.P.’s (“HEP”) ability to successfully close the pending acquisition of Sinclair (as defined herein), or once closed, integrate the operations of Sinclair with our existing operations and fully realize the expected synergies of the Sinclair Transactions (as defined herein) or on the expected timeline;
•the satisfaction or waivers of the conditions precedent to the proposed Sinclair Transactions, including without limitation, regulatory approvals (including clearance by antitrust authorities necessary to complete the Sinclair Transactions on the terms and timeline desired);
•risks relating to the value of our new parent’s common stock and the value of HEP’s limited partner common units to be issued at the closing of the Sinclair Transactions from sales in anticipation of closing and from sales by the Sinclair holders following the closing of the Sinclair Transactions;
•the cost and potential for a delay in closing as a result of litigation against us or HEP challenging the Sinclair Transactions;
•our ability to successfully integrate the operation of the Puget Sound refinery with our existing operations;
•the demand for and supply of crude oil and refined products, including uncertainty regarding the effects of the continuing coronavirus (“COVID-19”) pandemic on future demand and increasing societal expectations that companies address climate change;
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
•our efficiency in carrying out and consummating construction projects, including our ability to complete announced capital projects, such as the construction of the Artesia renewable diesel unit and pretreatment unit, on time and within capital guidance;
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

Table of Content
•a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and/or long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A and in conjunction with the discussion in this Form 10-K in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555, and our internet website address is www.hollyfrontier.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating, Governance and Social Responsibility Committee Charter, Finance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “HFC.”

On August 2, 2021, HollyFrontier, Hippo Parent Corporation, a wholly owned subsidiary of HollyFrontier (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent (“Parent Merger Sub”), The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which HollyFrontier will acquire the Target Company. Pursuant to the Business Combination Agreement, HollyFrontier will acquire the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of Delaware General Corporation Law whereby HollyFrontier will merge with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of New Parent (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair will contribute all of the equity interests of the Target Company to New Parent in exchange for shares of New Parent, resulting in the Target Company becoming a direct wholly owned subsidiary of New Parent (together with the HFC Merger, the “HFC Transactions”).

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

Table of Content
The Sinclair Transactions are expected to close in 2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HollyFrontier and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible. In addition, the HEP Transactions are conditioned on the closing of the transactions contemplated by the Business Combination Agreement.

On May 4, 2021, our wholly owned subsidiary, HollyFrontier Puget Sound Refining LLC, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell's Puget Sound refinery and related assets (the “Puget Sound Refinery”). The acquisition closed on November 1, 2021 for aggregate cash consideration of $624.3 million. The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington. The 149,000 BPD facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity.

On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021.

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

Additionally, we are constructing a pre-treatment unit (“PTU”) at our Artesia facility that will provide feedstock flexibility for both our Artesia and Cheyenne RDUs. The RDUs and PTU, along with corresponding rail infrastructure and storage tanks, are estimated to have a total capital cost of $800 million to $900 million. The Cheyenne RDU was mechanically complete in the fourth quarter of 2021. The PTU is expected to be completed in the first quarter of 2022, and the Artesia RDU is expected to be completed in the second quarter of 2022.

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

As of December 31, 2021, we:
•owned and operated a refinery in El Dorado, Kansas (the “El Dorado Refinery”), two refinery facilities located in Tulsa, Oklahoma (collectively, the “Tulsa Refineries”), the Puget Sound Refinery in Anacortes, Washington, a refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”) and a refinery in Woods Cross, Utah (the “Woods Cross Refinery”);
•owned a facility in Cheyenne, Wyoming, which operated as a petroleum refinery until early August 2020, at which time its assets began to be converted to renewable diesel production;
•owned and operated a manufacturing facility in Mississauga, Ontario, which produces base oils and other specialized lubricant products for our Petro-Canada Lubricants business;
•owned and operated manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products for our Sonneborn business, such as white oils, petrolatums and waxes;
•owned and operated Red Giant Oil, which supplies locomotive engine oil and has storage and distribution facilities in Iowa and Wyoming, along with a blending and packaging facility in Texas;
•owned and operated HollyFrontier Asphalt Company LLC (“HFC Asphalt”), which operates various asphalt terminals in Arizona, New Mexico and Oklahoma; and
•owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HEP is a variable interest entity (“VIE”) as defined under U.S. generally accepted accounting principles (“GAAP”). Information on HEP's assets and acquisitions completed in the past three years can be found under the “Holly Energy Partners, L.P.” section provided later in this discussion of Items 1 and 2, “Business and Properties.”

As of December 31, 2021, our operations were organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. The Refining segment includes the operations of our El Dorado, Tulsa, Puget Sound, Navajo and Woods Cross Refineries and HFC Asphalt. The Lubricants and Specialty Products segment includes the operations of our Petro-Canada Lubricants business, Red Giant Oil and Sonneborn in addition to specialty lubricant products produced at our Tulsa Refinery. The HEP segment involves all of the operations of HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

REFINERY OPERATIONS

Our refinery operations serve the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. We own and operate five complex refineries having a combined crude oil processing capacity of 554,000 BPSD. Each of our refineries has the complexity to convert discounted, heavy and sour crude oils into a high percentage of gasoline, diesel and other high-value refined products.

The tables presented below and elsewhere in this discussion of our refinery operations set forth information, including non-GAAP performance measures, about our refinery operations and includes the Puget Sound Refinery for the period November 1, 2021 (date of acquisition) through December 31, 2021. The cost of products and refinery gross and net operating margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

Table of Content

	Years Ended December 31,
	2021 (8)	2020	2019
Consolidated
Crude charge (BPD) (1)	400,720	365,190	388,860
Refinery throughput (BPD) (2)	431,870	395,080	417,570
Sales of produced refined products (BPD) (3)	424,100	391,670	414,370
Refinery utilization (4)	93.1%	90.2%	96.0%

Average per produced barrel sold (5)
Refinery gross margin	$10.89	$7.29	$15.92
Refinery operating expenses (6)	7.04	6.05	6.12
Net operating margin	$3.85	$1.24	$9.80

Refinery operating expenses per throughput barrel (7)	$6.92	$6.00	$6.07

Feedstocks:
Sweet crude oil	47%	48%	45%
Sour crude oil	31%	29%	34%
Heavy sour crude oil	12%	11%	10%
Black wax crude oil	4%	4%	4%
Other feedstocks and blends	6%	8%	7%
Total	100%	100%	100%

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
(4)Represents crude charge divided by total crude capacity (BPSD). As a result of our acquisition of the Puget Sound Refinery on November 1, 2021, our consolidated crude capacity increased from 405,000 BPSD to 554,000 BPSD.
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
(8)We acquired the Puget Sound Refinery on November 1, 2021. Refining operating data for the year ended December 31, 2021 includes crude oil and feedstocks processed and refined products sold at our Puget Sound Refinery for the period November 1, 2021 through December 31, 2021 only, averaged over the 365 days in the year ended December 31, 2021.

Products and Customers
Set forth below is information regarding refined product sales:

	Years Ended December 31,
	2021	2020	2019
Consolidated
Sales of refined products:
Gasolines	53%	54%	52%
Diesel fuels	34%	34%	34%
Jet fuels	4%	3%	4%
Fuel oil	1%	1%	2%
Asphalt	3%	4%	3%
Base oils	2%	2%	2%
LPG and other	3%	2%	3%
Total	100%	100%	100%

Table of Content
Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

Our principal customers for gasoline include other refiners, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Base oils are intercompany sales to our Lubricants and Specialty Products segment. LPG's are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. For the year ended December 31, 2021, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 13%. See Note 5 “Revenues” in the Notes to Consolidated Financial Statements for additional information on our customers revenues.

Mid-Continent Region (El Dorado and Tulsa Refineries)

Facilities
The El Dorado Refinery is a high-complexity coking refinery with a 135,000 BPSD processing capacity and the ability to process significant volumes of heavy and sour crudes. The integrated refining processes at the Tulsa West and East refinery facilities provide us with a highly complex refining operation having a combined crude processing rate of approximately 125,000 BPSD.

The following table sets forth information about our Mid-Continent region operations, including non-GAAP performance measures.

	Years Ended December 31,
	2021	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Crude charge (BPD) (1)	260,350	241,140	254,010
Refinery throughput (BPD) (2)	276,430	257,030	268,500
Sales of produced refined products (BPD) (3)	265,470	248,320	259,310
Refinery utilization (4)	100.1%	92.7%	97.7%

Average per produced barrel sold (5)
Refinery gross margin	$9.44	$5.17	$13.71
Refinery operating expenses (6)	6.42	5.46	5.77
Net operating margin	$3.02	$(0.29)	$7.94

Refinery operating expenses per throughput barrel (7)	$6.17	$5.27	$5.58

Footnote references are provided under our Consolidated Refinery Operating Data table on page 9.

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

Table of Content
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

	Years Ended December 31,
	2021	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Feedstocks:
Sweet crude oil	61%	58%	55%
Sour crude oil	15%	19%	24%
Heavy sour crude oil	18%	17%	16%
Other feedstocks and blends	6%	6%	5%
Total	100%	100%	100%

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

The El Dorado Refinery faces competition from other Plains States and Mid-Continent refiners, but the principal competitors for the El Dorado Refinery are Gulf Coast refiners. Our Gulf Coast competitors typically have lower production costs due to greater economies of scale; however, they incur higher refined product transportation costs, which allows the El Dorado Refinery to compete effectively in the Plains States and Rocky Mountains region with Gulf Coast refineries.

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

The Tulsa Refineries’ principal customers for conventional gasoline include other refiners, convenience store chains, independent marketers and retailers. Truck stop operators and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. The refineries’ asphalt and roofing flux products are sold via truck or railcar directly from the refineries or to customers throughout the Mid-Continent geographic region primarily to paving contractors and manufacturers of roofing products.

Table of Content
Products
Set forth below is information regarding refined product sales attributable to our Mid-Continent region:

	Years Ended December 31,
	2021	2020	2019
Mid-Continent Region (El Dorado and Tulsa Refineries)
Sales of refined products:
Gasolines	52%	52%	51%
Diesel fuels	33%	34%	32%
Jet fuels	5%	4%	7%
Fuel oil	1%	1%	1%
Asphalt	3%	3%	3%
Base oils	4%	4%	4%
LPG and other	2%	2%	2%
Total	100%	100%	100%

West Region (Puget Sound, Navajo and Woods Cross Refineries)

Facilities
On November 1, 2021, we acquired the Puget Sound Refinery, which is a complex refinery with a 149,000 BPSD processing capacity and has the ability to process a variety of light, medium, heavy sweet and sour crudes. The Navajo Refinery has a crude oil processing capacity of 100,000 BPSD and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. The Woods Cross Refinery has a crude oil processing capacity of 45,000 BPSD and processes regional sweet and black wax crude into high-value light products.

The following table sets forth information about our West region operations, including non-GAAP performance measures. It includes the Puget Sound Refinery for the period November 1, 2021 (date of acquisition) through December 31, 2021.

	Years Ended December 31,
	2021 (8)	2020	2019
West Region (Puget Sound, Navajo and Woods Cross Refineries)
Crude charge (BPD) (1)	140,370	124,050	134,850
Refinery throughput (BPD) (2)	155,440	138,050	149,070
Sales of produced refined products (BPD) (3)	158,630	143,350	155,060
Refinery utilization (4)	82.7%	85.6%	93.0%

Average per produced barrel sold (5)
Refinery gross margin	$13.32	$10.97	$19.62
Refinery operating expenses (6)	8.09	7.07	6.69
Net operating margin	$5.23	$3.90	$12.93

Refinery operating expenses per throughput barrel (7)	$9.27	$7.34	$6.96

Footnote references are provided under our Consolidated Refinery Operating Data table on page 9.

The Puget Sound Refinery facility is located on approximately 850 acres in Anacortes, Washington and is a fully integrated refinery. The principal processing units at the Puget Sound Refinery consist of crude and vacuum distillation, FCC, delayed coking, sulfuric alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery, cogeneration and product blending. In addition to refining assets and an on-site cogeneration facility, the Puget Sound Refinery also includes a deep-water marine dock, a light product loading rack, a rail terminal and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity.

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

The Woods Cross Refinery facility is located on a 200-acre site in Woods Cross, Utah and is a fully integrated refinery with crude distillation, solvent deasphalter, FCC, HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, sulfur recovery and product blending units. The facility typically processes or blends an additional 2,000 BPSD of natural gasoline, butane and gas oil over its 45,000 BPSD capacity.

Crude Oil and Feedstock Supplies
The Puget Sound Refinery is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. The Canadian crudes are sourced from Edmonton, Alberta and are supplied directly to the Puget Sound Refinery by the Trans Mountain pipeline system. The Alaskan North Slope crudes are supplied by oil tankers that load the crude from Valdez, Alaska and offload at Puget Sound Refinery's deepwater dock. The dock also allows the refinery to receive other crude oil via marine.

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

We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refinery from sources in Texas and the Mid-Continent area that are delivered to this region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on HEP's intermediate pipelines running from Lovington to Artesia. From time to time, we purchase gas oil, naphtha and light cycle oil from other refiners for use as feedstock.

The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming and Utah as delivered via common carrier pipelines, including the SLC Pipeline and Frontier Pipeline both owned by HEP. Supplies of black wax crude oil are shipped via truck.

	Years Ended December 31,
	2021	2020	2019
West Region (Puget Sound, Navajo and Woods Cross Refineries)
Feedstocks:
Sweet crude oil	22%	30%	26%
Sour crude oil	58%	49%	52%
Heavy sour crude oil	1%	—%	—%
Black wax crude oil	10%	11%	12%
Other feedstocks and blends	9%	10%	10%
Total	100%	100%	100%

Markets and Competition
The Puget Sound Refinery primarily serves the Pacific Northwest market, including Washington, Oregon and British Columbia. It supplies jet fuel for the Seattle-Tacoma, Washington, Portland, Oregon and Vancouver, British Columbia airports. Products are shipped to Seattle, Tacoma, and Portland terminals by the common carrier Olympic Pipeline. Additionally, products are loaded across the Puget Sound Refinery’s marine dock to deliver to the same locations in the Pacific Northwest market and to expanded locations in California and Alaska. The Puget Sound Refinery can also load products for export sales across its marine dock.

Table of Content
The Navajo Refinery primarily serves the southwestern United States market, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through HEP's pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to markets in northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via HEP's pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our pipelines and terminals agreement with HEP at terminals in Artesia and Moriarty, New Mexico.

The Woods Cross Refinery's primary market is Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. It also supplies a small percentage of the refined products consumed in the combined Idaho, Wyoming, eastern Washington and Nevada markets. Our Woods Cross Refinery ships refined products over a common carrier pipeline system owned by Andeavor Logistics Northwest Pipelines LLC to numerous terminals, including HEP's terminal at Spokane, Washington and third-party terminals at Pocatello and Boise, Idaho and Pasco, Washington as well as to Cedar City, Utah and Las Vegas, Nevada via the UNEV Pipeline.

Products
Set forth below is information regarding refined product sales attributable to our West region:

	Years Ended December 31,
	2021	2020	2019
West Region (Puget Sound, Navajo and Woods Cross Refineries)
Sales of refined products:
Gasolines	54%	56%	53%
Diesel fuels	35%	35%	37%
Jet fuels	1%	—%	—%
Fuel oil	3%	3%	3%
Asphalt	4%	4%	4%
LPG and other	3%	2%	3%
Total	100%	100%	100%

HollyFrontier Asphalt Company

We manufacture commodity and modified asphalt products at our manufacturing facilities located in Glendale, Arizona; Albuquerque, New Mexico; Artesia, New Mexico and Catoosa, Oklahoma. Our Albuquerque and Artesia facilities manufacture commodity and modified hot asphalt products as well as commodity and modified asphalt emulsions from base asphalt materials provided by our refineries and third-party suppliers. Our Glendale facility manufactures commodity, modified and specialty modified hot asphalt products from base asphalt materials provided by our refineries and third-party suppliers. Our Catoosa facility manufactures commodity, modified and specialty modified hot asphalt products and commodity asphalt products from base asphalts supplied by our refineries. We market these finished asphalt products in Arizona, California, Colorado, New Mexico, Oklahoma, Kansas, Missouri, Texas, Arkansas and northern Mexico. Our products are shipped via third-party trucking companies to commercial customers that provide asphalt based materials for private, commercial and government agency projects.

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

Table of Content
Sonneborn is a producer of specialty products such as white oils, petrolatums and waxes for the personal care, cosmetic, pharmaceutical and food processing industries. Combined with Petro-Canada Lubricants, it is one of the world's largest producers of pharmaceutical white oils.

Our Tulsa Refinery produces high quality base oils, process oils, waxes, horticultural oils and asphalt performance products. Products are marketed worldwide through strategically located terminals in the United States and selected distributors internationally.

The following table sets forth information about our lubricants and specialty products operations and includes Sonneborn for the period February 1, 2019 (date of acquisition) through December 31, 2021.

	Years Ended December 31,
	2021	2020	2019
Lubricants and Specialty Products
Throughput (BPD)	19,177	19,645	20,251
Sales of produced refined products (BPD)	34,016	32,902	34,827

Sales of produced refined products:
Finished products	51%	49%	49%
Base oils	27%	26%	27%
Other	22%	25%	24%
Total	100%	100%	100%

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

Red Giant Oil, headquartered in Council Bluffs, Iowa, owns and operates blending and distribution facilities in Council Bluffs, Iowa; Joshua, Texas and Newcastle, Wyoming.

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

HOLLY ENERGY PARTNERS, L.P.

HEP is a Delaware limited partnership that trades on the New York Stock Exchange under the trading symbol “HEP.” HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, HEP owns a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”), Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa Refineries.

Table of Content
HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, providing other services at its storage tanks and terminals and charging a tolling fee per barrel or thousand standard cubic feet of feedstock throughput in its refinery processing units. HEP does not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

Investment in Joint Venture

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect entered into a contract with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70.0 million to $75.0 million.

Transportation Agreements

Agreements with HEP
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP, including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2021, these agreements required minimum annualized payments to HEP of $352.8 million.

Our transactions with HEP including the transactions discussed above and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

As of December 31, 2021, HEP's assets included:

Pipelines
•approximately 660 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from our Navajo Refinery in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;
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
•the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via the Marathon Wamsutter system;
•the Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline;
•approximately 990 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that primarily deliver crude oil to our Navajo Refinery;

Table of Content
•approximately 10 miles of refined product pipelines that support our Woods Cross Refinery located near Salt Lake City, Utah;
•gasoline and diesel connecting pipelines that support our Tulsa East facility;
•five intermediate product and gas pipelines between our Tulsa East and Tulsa West facilities;
•crude receiving assets located at our Cheyenne facility;
•a 75% interest in the UNEV Pipeline, a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada and Cedar City, Utah;
•a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas;
•a 50% interest in the Cheyenne Pipeline, an 87-mile crude oil pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming; and
•a 50% interest in Cushing Connect Pipeline, a 50-mile crude oil pipeline running from Cushing, Oklahoma to our Tulsa Refineries.

Refined Product Terminals and Refinery Tankage
•three refined product terminals located in Orla, Texas and Moriarty and Bloomfield, New Mexico, with an aggregate capacity of approximately 458,000 barrels, that are integrated with HEP's refined product pipeline system that serves our Navajo Refinery;
•one refined product terminal located in Spokane, Washington, with a capacity of approximately 465,000 barrels, that serves third-party common carrier pipelines;
•one refined product terminal near Mountain Home, Idaho, with a capacity of approximately 120,000 barrels, that serves a nearby United States Air Force Base;
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
•on-site crude oil tankage at our Tulsa, Navajo and Woods Cross Refineries and Cheyenne facility having an aggregate storage capacity of approximately 1,780,000 barrels;
•on-site refined and intermediate product tankage at our El Dorado and Tulsa and Refineries and Cheyenne facility having an aggregate storage capacity of approximately 7,980,000 barrels;
•eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,100,000 barrels that primarily serve our El Dorado Refinery;
•crude oil tankage with an aggregate storage capacity of approximately 480,000 barrels that primarily serve our Navajo Refinery;
•SLC Pipeline and Frontier Pipeline's tankage with an aggregate capacity of approximately 380,000 barrels;
•a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 660,000 barrels; and
•a 50% interest in Cushing Connect Terminal with a capacity of approximately 1,500,000 barrels of crude oil storage in Cushing, Oklahoma.

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

Human Capital
Our People
Our people differentiate us from our peers. Our “One HFC Culture” focuses on five key values – safety, integrity, teamwork, ownership and inclusion. These values influence our decisions, shape our behaviors and provide the opportunity for our employees to thrive. Safety is our first priority. We care about our people and have implemented policies and procedures designed to help make sure they return home safely every day. We focus on integrity and doing the right thing. We champion a culture of teamwork and ownership by supporting each other and empowering employees to take action where they see a need or opportunity. Inclusion reflects our desire to foster a work environment in which employees feel valued and included in decisions, opportunities and challenges.

As of December 31, 2021, we had 4,208 employees located in the following geographies: 3,325 employees in the United States, 640 employees in Canada and 243 employees in Europe and Asia. As of December 31, 2021, 1,345 employees were covered by collective bargaining agreements with various expiration dates ranging between 2021 and 2024. We have experienced no material interruptions of operations due to disputes with our employees and management attempts to have and believes that we have positive working relationships with our local unions and their members.

Oversight
Our board of directors (the “Board of Directors”) and Board committees provide oversight on our strategies and policies related to human capital management. Our Compensation Committee is responsible for periodically reviewing HollyFrontier’s strategies and policies regarding the promotion of employee diversity, equity and inclusion, talent and performance management, pay equity and employee engagement, as well as our executive succession planning. Our Nominating, Governance and Social Responsibility Committee oversees our policies and practices regarding human rights in our operations and supply chain. This high level oversight is designed to ensure that our actions are well aligned with our strategies in attracting, retaining and developing a workforce that aligns with our values and strategies.

Diversity & Inclusion
Our leadership is committed to attracting, retaining and developing a highly engaged, high-performing, diverse workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. Increasing our diversity and inclusion efforts is an organizational priority and strategic oversight of our efforts is provided by our Compensation Committee. We have introduced diversity awareness programs focused on increasing the number of underrepresented persons in engineering roles in our refineries and corporate office. Our university recruiting team has partnered with historically Black colleges and universities to offer full-time and summer internship opportunities and various diversity and inclusion organizations at universities to sponsor and participate in events, such as the North Texas Women’s Energy Network and the National Society of Black Engineers Convention. In addition, to help foster a culture of inclusion, we have two employee resource groups, one focused on developing talent at HollyFrontier by fostering relationships through education, networking and leadership development opportunities and the other focused on veterans. In 2021, we formed an Inclusion and Diversity Working Group comprised of employees across our organization to develop and further implement our inclusion and diversity initiatives, to gather and report best practices related to inclusion and diversity and to assist in developing ongoing inclusion and diversity goals and objectives.

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

Table of Content
In an effort to achieve Goal Zero, our employee and contractor safety education and training programs are conducted on an ongoing basis. We set specific goals for workplace safety and measure attainment of those goals. Over the past five years ended December 31, 2021, our OSHA total recordable incident rate (“TRIR”) declined by 48 percent. In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we have modified our business practices, if and when necessary, including limiting employee and contractor presence at our facilities to essential operating personnel, using a work from home policy, restricting travel, and quarantining employees.

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

Consistent with our culture of ownership and growth, we offer training, development and engagement programs across every level of our organization to provide employees the opportunity to develop their career by enhancing skills and capabilities consistent with the needs of the business. In 2019, we launched HFC LEAD. “LEAD” stands for Leadership, Excellence and Development and is comprised of a number of programs focused on developing current and future leaders, including the Future HFC Leader Development, Front Line Leader, and Leading the HFC Way programs. We invested $6.0 million in our employee training and development programs in fiscal 2021.

Governmental Regulation
Our operations are subject to international, federal, state, provincial and local laws and regulations regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment. Permits or other authorizations are required under these laws and regulations for the operation of our refineries, pipelines and related facilities and these permits and authorizations are subject to revocation, modification and renewal, or may require operational changes, which may involve significant costs. Our operations are also subject to various international and domestic laws and regulations relating to occupational health and safety, and failure to appropriately manage occupational health and safety risks associated with our business could adversely impact our employees, communities, stakeholders, reputation and results of operations.

A violation of permit conditions or a failure to comply with applicable laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; the issuance of injunctive relief limiting or prohibiting certain operations; and reputational harm. There is also the potential for liability for spill response and remediation, natural resource damage claims, and personal and property damage claims if there were to be an oil spill at a facility located near federal or state waters or a release of hazardous substances.

Compliance with applicable environmental laws, regulations and permits or other authorizations and health and safety laws and regulations will continue to have an impact on our operations, the results of our operations and our capital expenditures.

Rate Regulation - Some of HEP’s existing pipelines are considered interstate common carrier pipelines subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (the “ICA”). The ICA requires that the rates charged for transportation on oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The FERC regulations implementing the ICA further require that the rates and rules for transportation service on our oil pipelines be filed with the FERC. The ICA permits interested persons to challenge newly proposed or changed rates or rules and authorizes FERC to suspend the effectiveness of such proposed rates or rules for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, FERC finds that the proposed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation that are in excess of the amount that the FERC determines to be just and reasonable. FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

Table of Content
Oil pipeline carriers may change their rates in accordance with a FERC-approved indexing methodology, which allows oil pipeline carriers to charge rates up to a prescribed ceiling level that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”). Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the oil pipeline’s increase in costs from the previous year. Oil pipeline carriers as a general rule utilize this indexing methodology to change their rates. Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.

For the five-year period ending June 30, 2021, oil pipeline carriers were permitted to adjust the indexed rate ceiling annually by PPI plus 1.23%. On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021 at PPI plus 0.78%. Because the index was negative, oil pipeline carriers, including HEP’s pipelines, were required to reduce rates that would otherwise be above the indexed rate ceiling. Several shippers requested rehearing of the FERC’s order and, on January 20, 2022, the FERC issued an order further reducing the index to PPI minus 0.21%. As a result, oil pipeline carriers are required to further reduce rates that would be above the new indexed rate ceiling by March 1, 2022. Such reduced rates will be in effect from March 1, 2022 until July 1, 2022. Prior to June 1, 2022, the FERC will issue a revised index, which could be positive or negative. Rates reflecting this revised index will become effective on July 1, 2022.

The Energy Policy Act of 1992 deemed oil pipeline tariff rates that were (i) in effect for the 365-day period ending on the date of enactment or (ii) in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, in each case, to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates.

While FERC regulates the rates for interstate shipments on HEP’s refined product pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments in Texas and the Oklahoma Corporation Commission regulates the rates for intrastate shipments in Oklahoma. These state commissions have generally not been aggressive in regulating common carrier pipelines and generally have not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, a state regulatory commission could investigate HEP’s rates if such a challenge were filed.

In addition, if any of HEP’s pipelines were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to the affected assets.

Air Regulation - Our operations are subject to certain requirements of the federal Clean Air Act (“CAA”) as well as related state and local laws and regulations, as well as similar laws in Canada and the Netherlands. Certain CAA regulatory programs applicable to our facilities require capital expenditures for the installation of certain air pollution control devices, operational procedures and expenditures to minimize emissions and to prevent accidental releases of hazardous air pollutants, and monitoring and reporting of emissions. Additionally, the Environmental Protection Agency (“EPA”) has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. For example, implementation of the revised National Ambient Air Quality Standards (“NAAQS”) for ozone could result in stricter permitting requirements, a delay in or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Moreover, an EPA rule became effective in January 2018 that requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

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

Table of Content
Pursuant to the Energy Independence and Security Act of 2007 (“EISA”), and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products through 2022 or purchase Renewable Identification Numbers (“RINs”) in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In November 2018, the EPA finalized the RFS targets for 2019, which maintained the volume required for conventional (i.e., corn ethanol) renewable fuel, increased the volume required for advanced biofuels compared to the prior targets, and increased the volume required for cellulosic biofuel compared to the 2018 RFS requirements. The EPA also increased the biomass-based diesel volume for 2020 compared to 2019. The EPA has not yet finalized the 2021 RFS requirements for any fuel other than biodiesel, creating some uncertainty regarding our compliance obligations for 2021. Because the EISA requires specified volumes of biofuels, if the demand for motor fuels decreases in future years, even higher percentages of biofuels may be required.

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

Climate Change - In recent years, various legislative and regulatory measures to address climate change and greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from stationary sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Measures to date have included but are not limited to cap and trade programs, carbon taxes, vehicle efficiency standards, electric vehicle mandates, combustion engine phaseouts and low carbon fuel standards. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs.

In August 2015, the EPA finalized the “Clean Power Plan” requiring states to reduce carbon dioxide emissions from coal-fired power plants that would likely result in a combination of plant closures, switching to renewable energy and natural gas, and demand reduction. However, in July 2019, the EPA issued a rule titled the Affordable Clean Energy (“ACE”) Rule, which replaced the Clean Power Plan and was focused solely on electric generating units. However, in January 2021, the D.C. Circuit vacated the ACE Rule, and prior challenges to the Clean Power Plan are pending before the Supreme Court. Neither the Clean Power Plan nor the ACE Rule would directly affect our operations. To the extent the EPA fully implements a rule that imposes higher costs on electricity generating units it could result in increased power costs for our refineries in future years.

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

Stakeholder concerns about climate change could also adversely affect demand for the refined petroleum products that we produce. Recently, certain financial institutions, funds and other sources of capital have made pledges to reduce GHGs in their lending portfolios, leading some to restrict or eliminate their investment in oil and natural gas activities. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector as a result of future government regulations. Ultimately, this could make it more difficult to secure funding for exploration and production activities and result in decreased production of oil, which indirectly could have an adverse impact on our operations.

Finally, climatic events in the areas in which we operate, whether from climate change or otherwise, can cause disruptions and in some cases delays in our production activities or ability to deliver our products to our customers. These events, including but not limited to, drought, winter storms, wildfire, extreme temperatures, extreme precipitation or flooding, may become more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our suppliers and customers. Additionally, changing meteorological conditions, particularly temperature, may result in changes to demand for our products. Our customers or suppliers may also be subject to similar risks, any of which may adversely impact our business, financial condition, or operations.

The Biden Administration has adopted an “all of government” approach to climate change in which the federal government would use not only its regulatory and enforcement authority but also its policy and purchasing power to encourage investment and use of renewable energy sources and to otherwise impede and reduce fossil fuel use. This approach may include elements that could directly or indirectly result in decreased demand for transportation fuel and could have an adverse impact on our operations. For example, in 2021, President Biden issued several executive orders that committed to substantial action on climate change and called for, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across governmental agencies and economic sectors. In 2021, EPA announced its intent to reconsider and revise rules related to the oil and gas sector to further reduce GHG emissions and issued a proposed rule that would extend to existing petroleum and natural gas sources. In addition, the EPA, together with the DOT, implemented GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States, which standards were revised in December 2021 to impose more stringent requirements for emissions reductions.

Internationally, the United Nations-sponsored Paris Agreement requires member countries to submit non-binding, individually determined emissions reduction goals every five years after 2020. The United States initially joined and then withdrew from such agreement in 2020. In 2021, the United States rejoined the Paris Agreement and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net GHG emissions to 50-52% below 2005 levels by 2030. While the NDC does not identify specific actions necessary to achieve these reductions, it lists several sectors as pathways for reductions, including the power, transportation, building, industrial, and agricultural sectors. The administration has acknowledged a combination of regulatory actions and legislation will be necessary to achieve the U.S. NDC. In regards to legislation, in November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies. A separate climate spending bill known as the Build Back Better Act, which could impose a fee on methane emissions, among other GHG provisions, remains under consideration in the United States Congress. Ultimately, the impacts of these orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, remain unclear at this time.

In the Netherlands, increased attention to climate change has led to changes in laws and to new laws, such as the Climate Act, and has also led to increased frequency of climate change lawsuits.

Table of Content
Water Discharges - Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements, as well as similar laws in Canada and the Netherlands. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in conformance with legal authorization, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The EPA commenced a study from 2015-2017 related to the discharges of metals and dioxin from petroleum refining operations and wastewater discharges from refineries in connection with the consideration of new effluent limitation guidelines that would be incorporated into refinery sector NPDES permits. To date, the EPA has not proposed any new effluent limitation guidelines applicable to our operations, but future rulemakings related to this issue could require us to incur increased costs related to the treatment of wastewater resulting from our operations.

The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” On January 23, 2020, the EPA, in conjunction with the U.S. Army Corps of Engineers (the “Corps”), issued a final rule regarding the definition of “waters of the United States,” which rule became effective June 22, 2020 and narrowed the regulatory reach of the CWA regulations relative to a prior 2015 rulemaking. Because the rule does not expand the scope of the CWA's jurisdiction, it will not likely adversely impact our operations; however, the final rule is subject to litigation, and multiple challenges to the EPA's prior rulemakings remain pending, both of which create uncertainty. In December, 2021, the Biden Administration announced a proposed rule to revise the definition of “waters of the United States,” which would generally reinstate the pre-2015 definition of “waters of the United States.” A new CWA regulation would expand jurisdiction relative to the June 2020 rule and would likely be subject to further litigation, creating additional uncertainty.

Hazardous Substances and Wastes - We generate wastes that may be subject to the Resource Conservation and Recovery Act and comparable state and local requirements, as well as similar laws in Canada and the Netherlands. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Although the EPA is currently working on several rulemakings that could impact how our refineries manage various waste streams, it does not appear that these rules will significantly impact our refineries.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes strict, and under certain circumstances, joint and several liability on certain classes of persons who are considered to be responsible for the cost of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. These persons include current and former owners or operators of property where a release has occurred, and any persons who disposed of, or arranged for the transport or disposal of, hazardous substances at the property. In the course of our historical operations, as well as in our current operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may be subject to cleanup and cost recovery actions under CERCLA in the future. Similarly, locations now owned or operated by us, where third parties have disposed such hazardous substances in the past, may also be subject to cleanup and cost recovery actions under CERCLA. Some states have enacted laws similar to CERCLA which impose similar responsibilities and liabilities on responsible parties. It is also not uncommon for neighboring landowners and other third parties to file claims under state law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Many states also have similar liability regimes that impose strict and potentially joint and several liability for releases into the environment.

Oil Pollution Liability - The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder generally subject owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the U.S. The OPA also imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Likewise, the CWA contains provisions that also impose similar liabilities for oil spills, and regulations under the CWA imposed prevention and response planning requirements applicable to many of our facilities. These liability regimes, as well as the rules under the OPA and CWA, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs of our operations.

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

Table of Content
Regulatory trends towards more stringent emission requirements and operating controls are expected to continue at federal, provincial and local levels.

Additionally, our assets and operations in the Netherlands are required to comply with Dutch regulations that are similar to, and in some cases more stringent than, those described above for our U.S. operations. The statutes to which our Dutch assets and operations are subject include the Environmental Protection Act, the Activities Decree, the Environmental Licensing (General Provisions) Act, the Water Act, the Soil Protection Act, the Major Accidents (Risks) Decree, the European Birds and Habitats Directive implemented in the Nature Conservation Act, and other subordinate decrees and regulations relative to environmental control, permitting and enforcement. However, a large legislative operation is being developed that should lead to the integration of all environmental laws in one, being the Environment and Planning Act, which is expected to enter into force in July 2022. Generally, these regulations create a system of environmental permits covering the most significant emissions to water, air and soil, as well as other environmental impacts. The Netherlands also participates in certain broader European legal initiatives, including GHG cap and trade programs. Additionally, in December 2019, the High Council of the Netherlands upheld a court order for the government of the Netherlands to reduce the country's GHG emissions by 25% (compared to 1990) by 2020, and in January 2020, the Climate Act came into force, with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% (compared to 1990) by 2050. Furthermore, the target is that 100% of the electricity production will be CO2 neutral in 2050.

Enforcement and Litigation Proceedings - As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include statutory and regulatory programs related to soil and water discharges and contamination, air pollution, and GHG emissions, as well as personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2021, we had an accrual of $117.2 million related to such environmental liabilities.

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

Safety and Accident Prevention - Our operations are subject to various laws and regulations relating to occupational health and safety, including the Occupational Safety and Health Act (“OSHA”), comparable state statutes, Canadian regulations applicable to our operations in Canada and Dutch regulations, including the Health and Safety Act and other subordinate decrees and regulations, applicable to our operations in the Netherlands. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to comply with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and EPA Risk Management Plan (“RMP”) regulations, both of which are designed to prevent or minimize chemical accidents and any resulting releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third party compliance audits. Many of the revised requirements do not become effective until 2021, and the EPA issued a final rule in December 2019 that rescinded several of the requirements of the 2017 rule. The Biden Administration may consider reissuing some of the rescinded requirements or making other changes. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Compliance with applicable state and federal occupational health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Risks Related to our Business/Industry:

•The prices of crude oil and refined and finished lubricant products materially affect our profitability, and are dependent upon many factors that are beyond our control.
•Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.
•To successfully operate our facilities, we are required to expend significant amounts for capital outlays and operating expenditures. If we are unable to complete capital projects at their expected costs or in a timely manner, our financial condition, results of operations, or cash flows could be materially and adversely affected.
•The COVID-19 pandemic, actions taken in response thereto, and certain global oil market developments,, have had and may continue to have a material adverse effect on our business.
•Competition in the refining and marketing industry and in our lubricants and specialty products segment is highly competitive, and an increase in competition could adversely affect our earnings and profitability.
•A disruption to or proration of the refined product distribution systems or manufacturing facilities we utilize could negatively impact our profitability.
•A material decrease in the supply, or a material increase in the price, of crude oil or other raw materials or equipment available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.
•Terrorist attacks, and the threat of terrorist attacks or vandalism, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely impact our results of operations.
•Our business may suffer due to a change in the composition of our Board of Directors, or the departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor may make it difficult for us to maintain labor productivity.
•A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.
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
•Certain of our facilities and assets are located on or adjacent to Native American tribal lands, which may be subject to access restrictions. Furthermore, our operations are subject to potentially disruptive activity by those concerned with our industry.
•An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our financial condition and results of operations.
•We sell many of our lubricants and specialty products through distributors, which presents risks that could adversely affect our operating results.
•The market price of our common stock may fluctuate significantly, and the value of a stockholder's investment could be impacted.

Table of Content
Risks Related to Our Acquisition Strategy and Recent/Pending Acquisitions

•Our acquisition strategy involves numerous risks, any of which could adversely affect us.
•The pending Sinclair Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.
•In order to complete the Sinclair Transactions, both we and Sinclair must obtain certain governmental approvals, and if such approvals are not granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated benefits of the transactions could be reduced.
•The Sinclair Transactions will require management to devote significant attention and resources to integrating the acquired Sinclair businesses with our business.
•The actual value of the consideration we will pay to Sinclair at closing may exceed the value allocated to such consideration at the time we entered into the Business Combination Agreement.
•We will issue a large number of shares New Parent Common Stock in connection with the Sinclair Transactions, which will result in dilution to our existing stockholders and may cause the market price of our common stock to decline in the future as the result of sales of our common stock owned by Sinclair stockholders or current HollyFrontier stockholders. Our stockholders may not realize a benefit from the Sinclair Transactions commensurate with the ownership dilution they will experience.
•Sinclair will become a significant holder of the combined company’s common stock following completion of the Sinclair Transactions, and as a result, will have the ability to influence our management and affairs.
•The Sinclair Transactions will expand our branded marketing and licensing business, and we could face a variety of risks as a result of this business expansion.
•Litigation relating to the Sinclair Transactions could result in substantial costs to HollyFrontier or an injunction preventing the completion of the Sinclair Transactions.

Risks Related to Government Regulation

•We incur significant costs, and expect to incur additional costs in the future, to comply with existing, new and changing environmental and health and safety laws and regulations, and face potential exposure for environmental matters.
•There are various risks associated with greenhouse gases and climate change, including increased regulation of CO2 emissions, that could result in increased operating costs and litigation and reduced demand for the refined products we produce and investment in our industry.
•Physical impacts of climate change could have an adverse effect on our financial condition and results of operations.
•The availability and cost of renewable identification numbers and other required credits could have an adverse effect on our financial condition and results of operations.
•Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

Risks Related to Cybersecurity, Data Security, Information Technology and Intellectual Property

•Cyberattacks, data security breaches, information technology system failures, network disruptions, terrorist attacks or vandalism, continued global hostilities or other sustained military campaigns could have a material adverse effect on our business, financial condition and results of operations.
•Our business is subject to complex and evolving global laws, regulations and security standards regarding privacy, cybersecurity and data protection, which could result in claims, increased cost of operations, or otherwise harm our ability to compete in the market.
•We may be unable to adequately protect our intellectual property, which may increase our cost of doing business or otherwise hurt our ability to compete in the market.
•If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages or could potentially lose license rights that are critical to our business.

Risks Related to Liquidity, Financial Instruments and Credit

•We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
•We are exposed to the credit risks, and certain other risks, of our key customers and vendors.

Table of Content
•Changes in our credit profile, or a significant increase in the price of crude oil, may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and limit our ability to purchase sufficient quantities of crude oil to operate our refineries at desired capacity.
•Our credit facility contains certain covenants and restrictions that may constrain our business and financing activities.
•Our hedging transactions may limit our gains and expose us to other risks.
•We have temporarily suspended our quarterly dividends and may be unable to pay future dividends.

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

RISKS RELATED TO OUR BUSINESS/INDUSTRY

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

Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products. For example, commodity prices for oil and natural gas increased in the first half of 2021, in part due to adverse weather events along the Gulf Coast, including winter storm Uri, that impacted suppliers in those areas. In general, prices for refined products are influenced by the price of crude oil. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results, therefore, depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flow. Also, our crude oil and refined products inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined products prices could result in lower of cost or market inventory charges in the future, or in reversals reducing cost of products sold in subsequent periods should prices recover.

Table of Content

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters or casualties (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases or spills, terror or cyberattacks, vandalism, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, property damage or destruction, as well as a curtailment or an interruption in our operations and may affect our ability to meet customer commitments. In addition, the consequences of any operational incident (including as a result of a maritime disaster or casualty) at our marine terminal facilities may be even more significant as a result of the complexities involved in addressing releases or spills occurring in U.S. federal and/or state waters and/or the repair of marine terminal facilities.

We may not be able to maintain or obtain insurance of the type and amount we desire at commercially reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and may continue to increase. In some instances, certain insurance could become unavailable or has become available only for reduced amounts of coverage.

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

Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. We have taken significant measures to expand and upgrade units in our facilities by installing new equipment and redesigning older equipment to improve refinery capacity or to address changes in consumer preferences, such as the growing demand for renewable diesel and other lower carbon fuels. The installation and redesign of key equipment at our facilities, including the construction of the renewable diesel and pre-treatment units at our Artesia facility, involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations. For example, in the third quarter of 2020, we ceased refining operations at our Cheyenne Refinery due, in part, to uncompetitive operating and maintenance costs for the refinery.

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery) and the conversion or expansion of existing ones, such as the conversion of

Table of Content
the Cheyenne Refinery to renewable diesel production and the connection of a new renewable diesel and a pre-treatment unit in Artesia, New Mexico. Projects are generally initiated to increase the yields of higher-value products, increase the amount of lower cost crude oils that can be processed, increase refinery production capacity, meet new governmental requirements or take advantage of new government incentive programs, or maintain the operations of our existing assets. Additionally, our growth strategy includes projects that permit access to new and/or more profitable markets, including the growing demand for renewable diesel and other lower carbon fuels. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:

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
•severe adverse weather conditions, natural disasters, terror or cyberattacks, vandalism or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project's debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

If we are unable to complete capital projects at their expected costs or in a timely manner our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, the construction of our previously announced renewable diesel unit and pre-treatment unit at our Artesia facility will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products or renewable diesel in a region in which such growth does not materialize. As a result, new capital investments may not achieve our expected investment return, which could adversely affect our financial condition or results of operations.

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

Our success depends on the demand for petroleum products such as transportation fuels and finished lubricant products, which is largely driven by the conditions of local and worldwide economies, and the supply of crude oil and other feedstocks. COVID-19’s spread across the globe and governmental actions in response thereto have negatively affected worldwide economic and commercial activity, significantly impacted global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. Other factors currently impacting crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. The oversupply of crude oil in the market has caused certain domestic and Canadian oil producers from whom we source crude oil to shut-in their production, which could impact our ability to readily source crude oil once the stored crude oil is depleted. See “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 on Our Business” for additional discussion of the impact of COVID-19 on our business.

In addition, the supply and demand for refined and finished lubricant products depends on many other factors outside of our control, some of which include:

Table of Content
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

Adverse developments in the global economy or in regional economies could also negatively impact our customers and suppliers, and therefore have a negative impact on our business or financial condition. In the event of adverse developments or stagnation in the economy or financial markets, our customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to us.

The spread of COVID-19 has caused us to modify our business practices (including limiting employee and contractor presence at our work locations, restricting travel unless approved by senior leadership, quarantining employees when necessary, reducing our expected total consolidated capital expenditures for 2021 and reducing utilization at our refineries from time to time as needed), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted. In addition, deterioration in gross margins and the economic slowdown resulting from the COVID-19 pandemic was a contributing factor in certain goodwill and long-lived asset impairments we recorded in 2020. See “An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our financial condition and results of operations” for further discussion of the impairment risk in our business and the impairments we recorded in 2020. A reasonable expectation exists that further deterioration in gross margins or a prolonged economic slowdown due to the COVID-19 pandemic could result in an additional impairment of assets or of goodwill at some point in the future. Such impairment charges could be material.

The effects of COVID-19 are difficult to predict and the duration of any potential business disruption or the extent to which it may negatively affect our operating results is uncertain. The extent to which the pandemic will continue to impact our business results and operations remains uncertain in light of the rapidly evolving environment, duration and severity of the spread of the virus, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures, including vaccine mandates, designed to slow and contain the spread of COVID-19, among others, and all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our products and the prices that we will be able to charge for those products may decline. We continue to monitor the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. The effects of the COVID-19 pandemic, as well as the volatility in global oil markets, while uncertain, have and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

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

We utilize various common carrier or other third party pipeline systems to deliver our products to market. The key systems utilized by the El Dorado, Navajo, Puget Sound, Woods Cross, and Tulsa Refineries are NuStar Energy and Magellan, SFPP, Olympic and Plains, Chevron and UNEV, and Magellan, respectively.

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

Table of Content
We have manufacturing facilities in foreign countries that support the Lubricants and Specialty Products segment. If one of our facilities is damaged or disrupted, resulting in production being halted for an extended period, we may not be able to timely supply our customers. We take steps to mitigate this risk, including business continuity and contingency planning and procuring property insurance (including resulting business interruption) and casualty insurance. Nevertheless, the loss of sales in any one region over an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the supply, or a material increase in the price, of crude oil or other raw materials or equipment available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

To maintain or increase production levels at our refineries, we must continually contract for crude oil supplies from third parties. There are a limited number of crude oil suppliers in certain geographic regions, and in such cases, we may be required to source from a single third party supplier. If we are unable to maintain or extend our existing contracts with any such crude oil suppliers, or enter into new agreements on similar terms, the supply of crude oil could be adversely impacted, or we may incur a higher cost. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, catastrophic events or otherwise, could result in a decline in the volume of crude oil available to our refineries. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries' production capacities.

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

In addition, periods of disruption in the global supply chain, including as a result of COVID-19, have caused shortages in the equipment and parts necessary to operate our facilities and complete our capital projects. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays and component shortages from vendors. We continue to monitor the situation and work closely with our suppliers to minimize disruption to our operations as a result of supply chain interruptions.

If our raw material, utility or water supplies or access to the equipment necessary to operate our facilities were disrupted, our businesses may incur increased costs to procure alternative supplies or equipment or incur excessive downtime, which would have a direct negative impact on our operations.

Terrorist attacks, and the threat of terrorist attacks or vandalism, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely impact our results of operations.

The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are unknown. Any attack on our facilities or those of our customers or suppliers could have a material adverse effect on our business. Increased security measures taken by us as a precaution against possible terrorist attacks or domestic vandalism have resulted in increased costs to our business. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or

Table of Content
indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Changes in the insurance markets attributable to terrorist attacks, vandalism, or cyberattacks or extortion could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism, cyberattacks, vandalism or war could also affect our ability to raise capital including our ability to repay or refinance debt.

Our business may suffer due to a change in the composition of our Board of Directors, or the departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor may make it difficult for us to maintain labor productivity.

Our future performance depends to a significant degree upon the continued contributions of our Board of Directors, our senior management team and key technical personnel. We do not currently maintain key person life insurance, non-compete agreements, or employment agreements with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise could have an adverse impact on productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations.

A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.

We depend on unionized labor for the operation of many of our facilities. As of December 31, 2021, approximately 32% of our employees were represented by labor unions under collective bargaining agreements with various expiration dates. In addition, employees who are not currently represented by labor unions may seek union representation in the future. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. If we are unable to renegotiate our collective bargaining agreements when they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business, impact our ability to pay dividends to our stockholders and payments of our debt obligations, and increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage or other adverse employee relations event at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

Table of Content
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

A significant portion of our operating responsibility on refined product pipelines is to maintain the quality and purity of the products loaded at our loading racks. If our quality control measures were to fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to public gasoline stations. The development, manufacture and sale of specialty lubricant products also involves an inherent risk of exposure to potential product liability claims. These types of incidents could result in product liability claims from our customers. Our Lubricants and Specialty Products segment could also be subject to false advertising claims, product recalls, workplace exposure, product seizures and related adverse publicity.

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

At December 31, 2021, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. HEP operates a system of crude oil and petroleum product pipelines, distribution terminals and refinery tankage in Idaho, Kansas, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery units in Kansas and Utah. HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, leasing certain pipeline capacity to third parties, charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals. HEP serves the El Dorado, Navajo, Woods Cross and Tulsa Refineries under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2022 through 2036 serves the El Dorado Refinery under long-term tolling agreements expiring in 2030 and serves the Woods Cross Refinery under long-term tolling agreements expiring in 2031. Furthermore, our financial statements include the consolidated results of HEP. HEP is subject to its own operating and regulatory risks, including, but not limited to:

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

For additional information about HEP, see “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.” For risks related to HEP's business, see Item 1A of HEP's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Certain of our facilities and assets are located on or adjacent to Native American tribal lands. Furthermore, our operations are subject to potentially disruptive activity by those concerned with our industry.

Table of Content

Certain of our facilities and other assets are located on or adjacent to Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees, and other requirements and conditions) and to grant approvals independent from federal, state and local statutes and regulations. In 2020, the Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished, and several state courts have subsequently used the analysis therein to find that other reservations in the state have not been disestablished. Although the ruling in McGirt indicates that it is limited to criminal law, the ruling has significant potential implications for civil law. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved. Furthermore, our operations may be disrupted by restrictions on our access to railways and waterways on or adjacent to tribal lands, including, for example, through restrictions on the number of trains permitted to cross certain reservations. These factors may increase our cost of doing business on Native American tribal lands.

In addition, our industry is subject to potentially disruptive activities by those concerned with the possible environmental impacts of crude oil and refined products. Activists, non-governmental organizations and others may seek to restrict our operations or the transportation of crude oil and refined products by exerting social or political pressure. This interference could have a material adverse effect on our business, financial condition and results of operations

An impairment of our goodwill or long-lived assets could reduce our earnings or negatively impact our financial condition and results of operations.

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

Table of Content
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

RISKS RELATED TO OUR ACQUISITION STRATEGY AND RECENT/PENDING ACQUISITIONS

Our acquisition strategy involves numerous risks, any of which could adversely affect us.

An additional component of our growth strategy is to selectively acquire complementary assets or businesses for our refining operations, such as our recent acquisition of the Puget Sound Refinery, in order to increase earnings and cash flow. Our ability to do so will be dependent upon a number of factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and other factors beyond our control. Risks associated with acquisitions include those relating to:

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

On August 2, 2021, we entered into the Business Combination Agreement with Sinclair and certain other parties thereto in connection with the Sinclair Transactions and HEP entered into the Contribution Agreement with Sinclair and certain other parties thereto in connection with the Sinclair Transactions. The transactions under the Contribution Agreement will be consummated immediately prior to the transactions contemplated under the Business Combination Agreement. We expect the Sinclair Transactions to close in 2022. The Sinclair Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the Sinclair Transactions will not be consummated. If the closing of the Sinclair Transactions is substantially delayed or does not occur at all, or if the terms of the Sinclair Transactions are required to be modified substantially, we may not realize the anticipated benefits of the transactions fully or at all or they may take longer to realize than expected. The closing conditions include, among others, the absence of a law or order prohibiting the transactions contemplated by the Business Combination Agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended (the “HSR Act”), with respect to the Sinclair Transactions. On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, we and Sinclair each

Table of Content
received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both we and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible. We have incurred and will continue to incur substantial transaction costs whether or not the Sinclair Transactions are completed. Any failure to complete the Sinclair Transactions could have a material adverse effect on our stock price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our stockholders.

In order to complete the Sinclair Transactions, HollyFrontier and Sinclair must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated benefits of the transactions could be reduced.

Completion of the Sinclair Transactions is conditioned upon the expiration or termination of the waiting period relating to the Sinclair Transactions under the HSR Act. Although HollyFrontier, HEP and Sinclair have agreed in the Business Combination Agreement and Contribution Agreement to use their reasonable best efforts, subject to certain limitations, to make the necessary filings under the HSR Act and obtain the required governmental approvals, there can be no assurance that the relevant waiting period will expire or terminate and no assurance that the transactions will be completed. In addition, the FTC has broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Sinclair Transactions, including other potential transactions in the oil and gas industry or other industries. The FTC may be affected by government shutdowns, which could result in delays regarding any potential approvals or other actions. The FTC may initiate proceedings seeking to prevent, or otherwise seek to prevent, the transactions. As a condition to the approval of the Sinclair Transactions, the FTC may also impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the parties’ business after completion of the transactions. Under the terms of the Business Combination Agreement and Contribution Agreement, HollyFrontier and HEP are obligated to use reasonable best efforts to complete the transactions, but are not required to take any actions or agree to any terms or conditions in connection with obtaining any regulatory approvals for completing the transactions beyond those specifically described in the Business Combination Agreement and Contribution Agreement.

In the Contribution Agreement, HEP and Sinclair agreed that the consideration to be paid by HEP to Sinclair in connection with the HEP Transaction would be adjusted downward if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, the FTC requires HEP to divest a portion of its equity interest in UNEV and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement. In the Business Combination Agreement, HollyFrontier and Sinclair agreed that the stock consideration to be issued to Sinclair would be reduced if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, the FTC requires HollyFrontier to divest its Woods Cross Refinery and certain related assets and the sales price for such assets does not exceed a threshold provided in the Business Combination Agreement. In addition, HollyFrontier and HEP entered into a Letter Agreement (“Letter Agreement”), which provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HollyFrontier enters into a definitive agreement to divest the Woods Cross Refinery, then HEP would sell certain assets located at, or relating to, the Woods Cross Refinery to HollyFrontier in exchange for cash consideration equal to $232.5 million plus the certain accounts receivable of HEP in respect of such assets, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HollyFrontier. The Letter Agreement also provides that HEP’s right to future revenues from HollyFrontier in respect of such Woods Cross Refinery assets will terminate at the closing of such sale. If as a condition to the approval of the Sinclair Transactions the FTC requires HollyFrontier and HEP to divest the assets specified in the Business Combination Agreement, Contribution Agreement and Letter Agreement, the cash flows relating to the divested assets would also be lost, the anticipated benefits of the Sinclair Transactions would be reduced and the combined company’s business and results of operations may be adversely affected.

However, notwithstanding the provisions of the Business Combination Agreement and Contribution Agreement, HollyFrontier, HEP or Sinclair could agree to become subject to terms or conditions beyond those required in the Business Combination Agreement and Contribution Agreement in connection with the expiration or termination of such waiting period, the imposition of which could adversely affect HollyFrontier’s and HEP’s ability to integrate Sinclair’s operations with their operations, reduce the anticipated benefits of the transactions or otherwise materially and adversely affect the combined company’s business cash flows and results of operations after completion of the transactions.

Table of Content
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

The Sinclair Transactions will require management to devote significant attention and resources to integrating the acquired Sinclair businesses with our business. Potential difficulties that may be encountered in the integration process include, among others:

•    the inability to successfully integrate the acquired Sinclair business into the HollyFrontier business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the Sinclair Transactions, including approximately $100 million in run-rate synergies that we have communicated we expect the combined company to realize, as well as another $100 to $200 million in estimated one-time savings from working capital benefits during the first two years after closing of the Sinclair Transactions, as previously announced;
•    the inability to integrate multiple acquisitions simultaneously or within a short timeframe of each other, including the Sinclair Transactions and the acquisition of the Puget Sound Refinery;
•    complexities associated with managing the larger, integrated business;
•    potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Sinclair Transactions;
•    integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•    loss of key employees;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Sinclair Transactions and integrating acquired Sinclair operations into HollyFrontier; or
•    the disruption of, or loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

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

Under the Business Combination Agreement, the number of shares of common stock we will issue to Sinclair at the closing of the Sinclair Transactions is fixed at 60,230,036, which represents approximately 26.75% of HollyFrontier’s outstanding common stock as of July 30, 2021, and there will be no adjustment for changes in the market price of our common stock. Neither we nor the Sinclair stockholders are permitted to “walk away” from the transaction solely because of changes in the market price of our common stock between the signing of the Business Combination Agreement and the closing. Our common stock has historically experienced volatility. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The closing price of our common stock on the New York Stock Exchange on July 30, 2021, was $29.40; and on February 18, 2022, the closing price of our common stock was $35.43. The value of the common stock we issue in connection with the closing of the Sinclair Transactions may be significantly higher at the closing than when we entered into the Business Combination Agreement.

We will issue a large number of shares of New Parent Common Stock in connection with the Sinclair Transactions, which will result in dilution to our existing stockholders and may cause the market price of our common stock to decline in the future as the result of sales of our common stock owned by Sinclair stockholders or current HollyFrontier stockholders. Our stockholders may not realize a benefit from the Sinclair Transactions commensurate with the ownership dilution they will experience.

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

Table of Content
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

On a pro forma basis, based on our outstanding shares of common stock as of July 30, 2021, Sinclair will own 26.75% of the New Parent Common Stock following the closing of the Sinclair Transactions. Additionally, pursuant to the Stockholders Agreement, the Sinclair Parties will be entitled to nominate (i) two persons to the board of directors of New Parent at the closing and for so long as the Sinclair Parties beneficially own common stock constituting not less than 15% of all outstanding New Parent Common Stock and (ii) one person to the Board for so long as the Sinclair Parties beneficially own less than 15% but more than or equal to 5% of all outstanding New Parent Common Stock. As a result, Sinclair (and the Sinclair Parties) will have the ability to influence our management and affairs. Further, the existence of a new significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

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

Table of Content

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

Lawsuits that have been or may be brought against us and/or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the acquisition agreement already implemented, issue additional disclosures and to otherwise enjoin the parties from consummating the Sinclair Transactions. We and the members of our Board of Directors were named as defendants in a lawsuit filed in Harris County, Texas, brought by an alleged HollyFrontier shareholder challenging the Sinclair Transactions and seeking, among other things, injunctive relief to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, declare a breach of fiduciary duties, provide correct and complete disclosures or enjoin or unwind the acquisition and share issuance if they do not, rescissory and compensatory damages, and interest, attorney’s fees and other costs. Seven additional lawsuits were filed in federal courts on behalf of individual alleged HollyFrontier shareholders: Gerald Lovoi v. HollyFrontier Corp., et al., Case No. 1:21-cv-08805 (S.D.N.Y.); Jared Abrams v. HollyFrontier Corp., et al., Case No. 1:21-cv-09309 (S.D.N.Y.); Christopher Quayle v. HollyFrontier Corp., et al., Case No. 1:21-cv-03079 (D. Colo.); Shannon Jenkins v. HollyFrontier Corp., et al., Case No. 1:21-cv-09497 (S.D.N.Y.); William Bancroft v. HollyFrontier Corp., et al., Case No. 1:21-cv-09878 (S.D.N.Y.); Stanley Jacobs v. HollyFrontier Corp., et al., Case No. 1:21-cv-01668 (D. Del.); and Timothy Dolan v. HollyFrontier Corp., et al., Case No. 1:21-cv-01670 (D. Del.). All asserted claims under Section 14(a) of the Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and members of HollyFrontier’s Board of Directors, and seeks, among other things, to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, and, if they do not, to recover damages. Additional lawsuits in connection with the Sinclair Transactions may be filed in the future in federal or state courts.

HollyFrontier believes that the lawsuits described above are without merit, and that no further disclosure was required under applicable law. However, HollyFrontier made supplemental disclosures on November 30, 2021 to reduce the risk that the lawsuits may delay or otherwise adversely affect the consummation of the Acquisition and to minimize the expense of defending such action. HollyFrontier entered into a Settlement Agreement with the plaintiff in the lawsuit filed in Harris County, Texas and the lawsuit was voluntarily dismissed with prejudice. Since the shareholder vote on December 8, 2021, five of the lawsuits filed in federal courts have also been voluntarily dismissed: Bancroft v. HollyFrontier Corp. was voluntarily dismissed on December 13, 2021; Quayle v. HollyFrontier Corp. was voluntarily dismissed on December 21, 2021; Lovoi v. HollyFrontier Corp. was voluntarily dismissed on January 7, 2022; Abrams v. HollyFrontier Corp. was voluntarily dismissed on January 7, 2022; and Jenkins v. HollyFrontier Corp. was voluntarily dismissed on January 25, 2022. With respect to the two outstanding lawsuits, HollyFrontier’s additional disclosures moot the claims therein.

The outcome of the remaining lawsuits or any other lawsuit that may be filed challenging the Sinclair Transactions is uncertain. One of the conditions to the closing of the Sinclair Transactions is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the closing of the Sinclair Transactions. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Sinclair Transactions, that injunction may delay or prevent the Sinclair Transactions from being completed within the expected timeframe or at all, which could result in substantial costs to us and may adversely affect our business, financial position, results of operation and cash flows. Relatedly, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Sinclair Transactions are completed may adversely affect our business, financial condition, results of operations and cash flows and result in substantial costs to us. See Item 1, “Legal Proceedings” for more information about litigation related to the Sinclair Transactions.

RISKS RELATED TO GOVERNMENT REGULATION

We incur significant costs, and expect to incur additional costs in the future, to comply with existing, new and changing environmental and health and safety laws and regulations, and face potential exposure for environmental matters.

Operations of our facilities, pipelines and distribution operations are subject to international, federal, state, provincial and local laws and regulations regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the

Table of Content
environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment. Permits or other authorizations are required under these laws and regulations for the operation of our facilities, pipelines and related operations, and these permits and authorizations are subject to revocation, modification and renewal or may require operational changes, which may involve significant costs. A violation of permit conditions or a failure to comply with applicable laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; the issuance of injunctive relief limiting or prohibiting certain operations; and reputational harm. There is also the potential for liability for spill response and remediation, natural resource damage claims, and personal and property damage claims in the event of an oil or other refined product spill at a facility located near federal or state waters or a release of hazardous substances.

Changes in laws or regulations could require major modifications of our operations, including expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, implementation of the revised NAAQS for ozone could result in stricter permitting requirements, a delay in or inability to obtain required permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Also, an EPA rule became effective in January 2018 that requires, among other things, benzene monitoring at refinery fence lines and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. These new rules, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Compliance with new international and domestic environmental laws, regulations and interpretations will continue to have an adverse impact on our operations, results of our operations and capital requirements.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and water discharges and contamination, air pollution, accident prevention and personal injury and property damage allegedly caused by substances which we processed, manufactured, handled, used, released or disposed.

We are and have been the subject of various local, state, provincial, federal, international and private proceedings relating to environmental regulations, conditions and inquiries. Instances of non-compliance with environmental regulations could require additional expenditures, including expenditures for investigation and remediation, which could be significant.

Our operations are also subject to various international and domestic laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to comply with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, stakeholders, reputation and results of operations.

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

We are also subject to existing, and may in the future be subject to new or changing, domestic and international energy policy legislation. For example, in the United States, the Energy Independence and Security Act mandates annually increasing levels for the use of renewable fuels such as ethanol and increasing energy efficiency goals, among other steps. Dutch policy also aims to increase the share of renewable energy used in transportation and reduce greenhouse gas emissions from transportation fuels. In Canada, fuel content legislation exists at the federal and provincial level. These statutory mandates may have the impact over time of offsetting projected increases in the demand for refined petroleum products, particularly gasoline, in certain markets. In the near term, the new renewable fuel standard presents ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

Climate change continues to attract considerable attention in the United States, Canada, Europe, and other regions. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases, or “GHGs”, to limit or eliminate future emissions, and to require or incentivize the use of lower-carbon or renewable alternatives. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the refining of petroleum products and emission of GHGs.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or require control or reduction of emissions of GHGs, including methane, from such sources. In 2021, President Biden issued several executive orders that committed to substantial action on climate change and called for, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts.

Similar regulations exist at the provincial and federal levels in Canada, including a nation-wide GHG pricing initiative and regulations related to the control of GHGs from automobiles and light duty trucks and either cap and trade programs or carbon taxes in the provinces of Quebec, Ontario, and Alberta.

The Netherlands also participates in European legal initiatives, including GHG cap and trade programs. Furthermore, the Climate Act has come into effect with the goal of significantly reducing GHG emissions by 49% (compared to 1990) by 2030 and by at least 95% (compared to 1990) by 2050. The Climate Act also establishes that the government must prepare a Climate Plan. This plan contains, among others, the principles by which the Dutch government intends to achieve the goals set out in the Climate Act.

At the international level, the United Nations-sponsored “Paris Agreement” requires member nations to limit their GHG emissions through nationally-determined reduction goals reevaluated every five years after 2020. The United States initially joined and then withdrew from such agreement in 2020. The United States rejoined the Paris Agreement in 2021 and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net GHG emissions to 50-52% below 2005 levels by 2030. While the NDC does not identify specific actions necessary to achieve these reductions, it lists several sectors as pathways for reductions, including the power, transportation, building, industrial, and agricultural sectors. The administration has acknowledged that a combination of regulatory actions and legislation will be necessary to achieve the U.S. NDC. EU member states have agreed to reduce emissions by at least 40% by 2030, and the Dutch government is advocating in Europe for a more-stringent 55% reduction in GHG emissions by 2030.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies. A separate climate spending bill known as the Build Back Better Act, which could impose a fee on methane emissions, among other GHG provisions, remains under consideration in the United States Congress. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the refined petroleum products that we produce. Additionally, political, litigation and financial risks may result in curtailed refinery activity, increased liability, or other adverse effects on our business, financial condition and results of operations.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public and private nuisances by producing fuels that contributed to climate change, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. For example, in the Netherlands, The Hague District Court has ordered Royal Dutch Shell (“RDS”) to reduce the CO2 emissions of the RDS group

Table of Content
by net 45% by 2030, compared to 2019 levels, through the RDS group's corporate policy. Although this judgment is still subject to appeal, other environmental organizations may bring similar cases against other parties. While we are not party to such suits at this time, we may become subject to such litigation in the future. Such cases could also adversely impact public perception and the demand for fossil fuels and petroleum products, which could subsequently result in decreased demand for our services and refined products and a drop in our stock price.

In addition, increasing societal expectations for companies to address environmental issues, including climate change, and increased consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Furthermore, our stock price could be adversely impacted if existing shareholders, including institutional investors, elect in the future to shift some or all of their investments into renewable energy or non-energy related sectors based on social and environmental considerations. In recent years institutional lenders have become more attentive to sustainable lending practices and have been lobbied intensively, and often publicly, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, could result in a reduction of available capital funding for potential development projects and could also adversely affect demand for our services and refined petroleum products, all of which could adversely impact our future financial results.

Physical impacts of climate change could have an adverse effect on our financial condition and results of operations.

Scientists have noted that changes in the environment may produce climate changes that have significant effects on the weather. These events, including but not limited to drought, winter storms, wildfire, extreme temperatures, extreme precipitation or flooding, may become more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our suppliers and customers. Additionally, changing meteorological conditions, particularly temperature, may result in changes to demand for our products. Our customers or suppliers may also be subject to similar risks, any of which may adversely impact our business, financial condition, or operations.

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

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently proposed to deny all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. If finalized, this new approach to evaluating exemption petitions could result in the EPA no longer granting such exemptions. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. The EPA recently promulgated new RFS regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This also could increase the number of RINs we need to purchase. Additionally, the EPA recently announced a review of its decisions on the exemptions for the 2018 compliance year as part of ongoing litigation in the U.S. Court of Appeals for the DC Circuit. It is not clear at this time what steps the EPA will take with respect to our 2018 small refinery exemptions, or what compliance obligations the EPA will impose should it reverse its decision on those exemptions.

Table of Content
In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year, but the EPA does not always do so by the statutory deadline. For example, the EPA did not meet its November 30, 2020 statutory deadline to set the 2021 renewable volume obligations. However, on December 7, 2021, the EPA proposed renewable volume obligations for 2021 and 2022 along with a proposed reduction to the 2020 renewable volume obligations. The public comment period for the proposed renewable volume obligations closed on February 4, 2022. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

Increases in required fuel economy and regulation of CO2 emissions from motor vehicles may reduce demand for transportation fuels.

The EPA and the National Highway Traffic Safety Administration (“NHTSA”) are required to promulgate requirements regarding the Corporate Average Fuel Economy (“CAFE”) of the nation's passenger fleet. The EPA and NHTSA previously adopted such standards, which standards were subsequently revised in December 2021 to impose more stringent requirements for emissions reductions. These rulemakings will likely be subject to challenge by a variety of parties seeking even stricter GHG and CAFE standards. Additionally, several states are seeking to promote zero emission vehicles, such as electric vehicles, and to mandate transition away from internal combustion engines. In the Climate Agreement, EU countries expressed the ambition to achieve completely emission-free road traffic by 2050. Any increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, as well as electric vehicle mandates or combustion engine bans, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could have a material adverse effect on our financial condition and results of operation.

Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. In addition, many tax liabilities are subject to periodic audits by taxing authorities, and such audits could subject us to interest and penalties. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial condition, results of operations and cash flows.

Additionally, U.S. federal tax law provides various tax credits to producers of qualifying renewable fuels. These tax credits have the effect of making the production of qualifying renewable fuels more competitive by offsetting a portion of the production costs or by supplementing a portion of the revenue, but may be repealed by governmental action at any time. Alternatively, the types of renewable fuels to which these tax credits apply, as well as the applicable value, duration, and requirements, may be modified or amended by governmental action in a form where the types of fuel mixtures we produce are not eligible for the tax credits or are eligible for relatively less benefits than we anticipated. As a result, a loss of, or reduction in, U.S. federal tax credits for producers of qualifying renewable fuels could increase our production costs or decrease our revenues which, in turn, could adversely impact the financial condition, results of operations and cash flows of our renewables business.

Table of Content
RISKS RELATED TO CYBERSECURITY, DATA SECURITY, INFORMATION TECHNOLOGY AND INTELLECTUAL PROPERTY

Cyberattacks or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon information technology systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. We monitor our information technology systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We implemented these efforts along with other risk mitigation procedures to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing cybersecurity threat landscape and improve our cybersecurity posture. While there have been immaterial incidents of unauthorized access to our information technology systems, we have not experienced any impact on our business or operations from these attacks. In addition, information technology system failures, communications network disruptions (whether intentional by a third party or due to natural disaster), and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable.

Furthermore, we collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. Despite our security measures, our information technology systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of the stored information, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect customer or company information and our financial reporting. Moreover, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Even with insurance coverage for cyberattacks, data breaches or unauthorized access of our information technology systems, a claim could be denied or coverage delayed. In addition, as technologies evolve, and cyberattacks become increasingly sophisticated, we may incur significant costs to modify, upgrade or enhance our security measures to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or a loss of confidence in our products and services, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

We may be subject to information technology system failures, communications network disruptions and data breaches.

We depend on the efficient and uninterrupted operation of hardware and software systems and infrastructure, including our operating, communications and financial reporting systems. These systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. We have implemented safeguards and other preventative measures to protect our systems and data, including sophisticated network security and internal control measures; however, our information technology systems and communications network, and those of our information technology and communication service providers, remain vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, Internet failures, computer malware, ransomware, cyberattacks, data breaches and other events unforeseen or generally beyond our control. Additionally, the implementation of social distancing measures and other limitations on our employees, service providers and other third parties in response to the COVID-19 pandemic have necessitated in certain cases to switching to remote work arrangements on less secure systems and environments. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cybersecurity incidents, both deliberate attacks and unintentional events.

Our business is subject to complex and evolving global laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors. Any failure,

Table of Content
whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with laws such as the General Data Protection Regulation, and other similar privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

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

If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages or could potentially lose license rights that are critical to our business.

We obtain licenses to certain intellectual property, including technologies, data, content and software from third parties, that are important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business could suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable, if the licensed technology is found to infringe, misappropriate, or otherwise violate the rights of a third party, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

In the future, we may identify additional third-party intellectual property that we believe is necessary to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

RISKS RELATED TO LIQUIDITY, FINANCIAL INSTRUMENTS AND CREDIT

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

Table of Content
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

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We derive a significant portion of our revenues from contracts with key customers. Additionally, certain key customers of the recently-acquired Puget Sound Refinery contribute significantly to the cash flows and profitability of that facility. Any default or delay in payment by, or disputes with, those customers could have an adverse impact on our financial results.

If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. For example, in a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress and resulting in an increase in nonpayment and/or nonperformance by them. Any such default or delay in payment by our customers could negatively affect our operating results in the periods in which they occur, and, if significant, could materially or adversely affect our business, financial condition, results of operations, and cash flows. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business.

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

We have temporarily suspended our quarterly dividends and may be unable to pay future dividends.

In connection with the acquisition of the Puget Sound Refinery, our Board of Directors approved a one-year suspension of the regular quarterly dividend effective with the dividend to be declared for the first quarter of 2021. Although we expect to resume the quarterly dividend after the one-year suspension period, we will only be able to pay dividends from our available cash on hand, cash from operations or borrowings under our credit agreement. The declaration of future dividends on our common stock is evaluated quarterly and will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, and restrictions in our debt agreements and legal requirements. We cannot assure you that any dividends will be paid or the frequency or amounts of such payments.

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

Table of Content
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

The proposed consent decree was lodged with the U.S. District Court for the District of Kansas, and the 30-day public comment period ended on July 18, 2020. On July 27, 2020, the EPA, the DOJ and the State of Kansas filed their Unopposed Motion to enter the Consent Decree with the U.S. District Court for the District of Kansas, and on August 27, 2020, the consent decree was entered by the district judge and became effective. Pursuant to the consent decree, among other terms and conditions, HFEDR is required to complete certain projects, implement protocols regarding the examination of its fired heaters and conduct a third party RMP audit of certain of its processes. In addition, HFEDR was required to pay a civil penalty of $2 million to the United States and $2 million to the State of Kansas in two installments, the first half within 30 days of entry of the consent decree and the second within six months of entry of the consent decree. All payments have been timely made, and HFEDR has undertaken several of the required projects. The consent decree resolves the alleged federal and state civil Clean Air Act liability for penalties and injunctive relief, other than potential civil penalties for RMP violations. Finally, as part of the settlement, a 2009 consent decree applicable to the refinery was terminated. In March 2021, the EPA contacted HFEDR to begin discussions on potential civil penalties for the RMP violations noted above, and those negotiations commenced in January 2022. The EPA also presented to HFEDR potential claims regarding violations of its consent decree which, if substantiated, may result in stipulated penalties. HFEDR will continue to work with the EPA and DOJ to resolve these matters.

Tulsa
HollyFrontier Tulsa Refining LLC (“HFTR”) operates under two Consent Decrees with the EPA and the Oklahoma Department of Environmental Quality (“ODEQ”) for the Tulsa East and West refineries. On April 3, 2019, the EPA notified HFTR of potential violations of the Consent Decrees. On December 1, 2020, ODEQ, on behalf of ODEQ and the EPA, issued two demand letters alleging violations under the Consent Decrees, which stemmed from inspections conducted by the EPA at the refineries from May 1 through 5, 2017, as well as from a review of the refineries’ records. The alleged violations included the failure to comply with applicable continuous emissions monitoring system (“CEMS”) requirements and exceedances of the hydrogen sulfide (“H2S”) emission limits. During a follow-up conference call with ODEQ, on January 6, 2021, ODEQ shared its stipulated penalty amounts for alleged violations pursuant to the two Consent Decrees. HFTR submitted timely responses to the ODEQ demand letters on February 8, 2021. Based on HFTR’s responses, during a follow-up conference call on April 9, 2021, ODEQ confirmed both ODEQ and EPA had reduced the stipulated penalties for the alleged violations of the two Consent Decrees and was seeking total stipulated penalties of $93,500. On April 9, 2021, HFTR confirmed acceptance of the above-referenced penalties. Pursuant to a December 9, 2021 email, ODEQ again confirmed EPA’s agreement and indicated the revised demand letter would be forthcoming. By letter dated December 15, 2021, ODEQ sent a demand letter to HFTR regarding the Tulsa East refinery. The demand letter assessed stipulated penalties in the amount of $39,000 regarding the above-referenced alleged violations at the Tulsa East refinery. By letter dated December 16, 2021, the ODEQ sent a demand letter to HFTR regarding the Tulsa West refinery. The demand letter assessed stipulated penalties in the amount of $54,500 regarding the above-referenced alleged violations at the Tulsa West refinery. HFTR paid both penalties in January 2022 and these matters are resolved.

Table of Content
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

The first lawsuit is before the Tenth Circuit and challenges the relief the EPA afforded to the Cheyenne refinery following the grant of small refinery exemptions. The matter is fully briefed and remains pending before that court.

The second lawsuit is currently pending before the DC Circuit. On August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. The DC Circuit granted EPA’s motion for a voluntary remand, but ordered the agency to issue decisions on the challenged 2018 small refinery exemption decisions within 90 days of the court’s December 8, 2021 order or 90 days from the submission of supplemental materials by the small refineries so long as a decision is made within 120 days of the court’s order.

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

Table of Content
Shareholder Litigation Related to Acquisition of Sinclair Oil Corporation

A shareholder action was filed in the District Court of Harris County, Texas captioned: Garfield v. Myers, Franklin, et al. (filed October 11, 2021) (the “State Action”) by an alleged shareholder of HollyFrontier challenging our proposed acquisition of certain refining, marketing and other businesses of Sinclair Oil Corporation (the “Acquisition”) and naming as defendants HollyFrontier and its Board of Directors. The complaint alleged, among other things, that the Acquisition involves unfair dilution of existing HollyFrontier stockholders, overpayment for Sinclair’s downstream business, and improper diversion of Sinclair’s midstream business to HEP; that certain conflicts of interest exist between HollyFrontier, its insiders, and its financial advisor; and that the proxy statement is materially misleading and incomplete. The complaint asserted claims against the director defendants for alleged breach of fiduciary duties, failure to disclose under Delaware law, and diversion of corporate opportunity under Delaware law.

Seven additional shareholder actions were filed in federal courts on behalf of individual alleged shareholders: Lovoi v. HollyFrontier Corp et. al. (filed October 28, 2021 in the Southern District of New York); Abrams v. HollyFrontier Corp., et al, (filed November 10, 2021 in the Southern District of New York); Quayle v. HollyFrontier Corp., et al. (filed November 16, 2021 in the District of Colorado); Jenkins v. HollyFrontier Corp., et al. (filed November 16, 2021 in the Southern District of New York); Bancroft v. HollyFrontier Corp., et al. ( filed November 23, 2021 in the Southern District of New York ); Jacobs v. HollyFrontier Corp., et al. (filed November 23, 2021 in the District of Delaware); and Dolan v. HollyFrontier Corp., et al. (filed November 23, 2021 in the District of Delaware) (the “Federal Actions”, together with the State Action, the “Lawsuits”). All assert claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and members of HollyFrontier’s Board of Directors, based on the allegation that the preliminary proxy statement for the Acquisition omitted material information about HollyFrontier’s financial projections and the analyses conducted by its financial advisor.

HollyFrontier also received two demands from individual alleged shareholders alleging claims similar to those in the Federal Actions (the “Demands”, together with the Federal Actions, the “Matters”).

HollyFrontier believes that the Lawsuits and Demands described above are without merit, and that no further disclosure was required under applicable law. However, HollyFrontier made supplemental disclosures on November 30, 2021 to avoid the risk that the Lawsuits may delay or otherwise adversely affect the consummation of the Acquisition and to minimize the expense of defending such action.

HollyFrontier entered into a Settlement Agreement with the plaintiff in the State Action, and the State Action was voluntarily dismissed with prejudice on December 13, 2021. Five of the Federal Actions have also been voluntarily dismissed: Bancroft v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on December 13, 2021; Quayle v. HollyFrontier Corp. in the District of Colorado was voluntarily dismissed on December 21, 2021; Lovoi v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 7, 2022; Abrams v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 7, 2022; and Jenkins v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 25, 2022.

With respect to the rest of the Matters, HollyFrontier’s additional disclosures moot the claims therein.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects and closure of the Sinclair acquisition. This program may be discontinued at any time by the Board of Directors. The following table includes repurchases made under this program during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 2021	—	$—	—	$1,000,000,000
November 2021	—	$—	—	$1,000,000,000
December 2021	—	$—	—	$1,000,000,000
Total for October to December 2021	—		—

As of February 15, 2022, we had approximately 106,520 stockholders, including beneficial owners holding shares in street name.

We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.

Item 6.[Reserved]

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

OVERVIEW

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. As of December 31, 2021, we owned and operated refineries located in Kansas, Oklahoma, New Mexico, Washington and Utah and we market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HollyFrontier Corporation subsidiaries.

Table of Content
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

The Sinclair Transactions are expected to close in 2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HollyFrontier and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible. In addition, the HFC Transactions and the HEP Transactions are cross-conditioned on each other. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information.

On May 4, 2021, our wholly owned subsidiary, HollyFrontier Puget Sound Refining LLC, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell's Puget Sound refinery. The acquisition closed on November 1, 2021. Cash consideration paid was $624.3 million. The Puget Sound Refinery is strategically located on approximately 850 acres in Anacortes, Washington. The 149,000 BPD facility is a large, high quality and complex refinery with catalytic cracking and delayed coking units and is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. In addition to refining assets and an on-site cogeneration facility, the transaction includes a deep-water marine dock, a light product loading rack, a rail terminal and storage tanks with approximately 5.8 million barrels of crude, product and other hydrocarbon storage capacity.

On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021, and we recorded a gain on sale of assets totaling $86.0 million for the year ended December 31, 2021, which was recognized in “Gain on sale of assets and other” on our consolidated statements of operations.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the year ended December 31, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

Table of Content
In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne Refinery and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $25.8 million in decommissioning expense and $1.0 million in employee severance costs for the year ended December 31, 2021, which were recognized in operating expenses in our Corporate and Other segment.

On November 12, 2018, we entered into an equity purchase agreement to acquire 100% of the issued and outstanding capital stock of Sonneborn. The acquisition closed on February 1, 2019. Cash consideration paid was $662.7 million. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

For the year ended December 31, 2021, net income attributable to HollyFrontier stockholders was $558.3 million compared to net loss of $601.4 million and net income of $772.4 million for the years ended December 31, 2020, and 2019, respectively. Gross refining margins per produced barrel sold for 2021 increased 49% over the year ended December 31, 2020.

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations, which increased the volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $548.0 million for the year ended December 31, 2021. At December 31, 2021, our open RINs credit obligations were $9.4 million.

The EPA did not meet its November 30, 2020 statutory deadline to set the 2021 renewable volume obligations. However, on December 7, 2021, the EPA proposed renewable volume obligations for 2021 and 2022 along with a proposed reduction to the 2020 renewable volume obligations. The public comment period for the proposed renewable volume obligations closed on February 4, 2022. We will continue to monitor and adjust our RINs position commensurate with our production levels, market conditions and RFS regulations. Final EPA mandate could impact our future earnings and results of operations.

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Global demand for transportation fuels began to improve late in the second quarter of 2020, but remained below pre-pandemic levels as of the end of the fourth quarter of 2021. In response to this demand and margin environment, as well as both planned and unplanned maintenance and weather-related downtime, we operated our Refining segment refineries at an average crude charge of 421,000 BPD during the fourth quarter of 2021.

In our Lubricants and Specialty Products segment, total gross margins and earnings experienced seasonal declines in the fourth quarter, with the mix shifting toward the Rack Forward portion of the business. The Rack Back portion experienced some margin compression from record levels and a combination of strong demand as well as limited supply due to a number of factors.

Our standalone (excluding HEP) liquidity was approximately $1.6 billion at December 31, 2021, consisting of cash and cash equivalents of $220.1 million and an undrawn $1.35 billion credit facility maturing in 2026. Our standalone (excluding HEP) principal amount of long-term debt was $1.75 billion as of December 31, 2021, which consists of $350.0 million in aggregate principal amount of 2.625% senior notes due in 2023, $1.0 billion in aggregate principal amount of 5.875% senior notes due in 2026 and $400.0 million in aggregate principal amount of 4.500% senior notes due in 2030.

OUTLOOK

The impact of the COVID-19 pandemic on the global macroeconomy created an unprecedented reduction in demand, as well as a lack of forward visibility, for many of the transportation fuels, lubricants and specialty products and the associated transportation and terminal services we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 and demand has largely recovered in the markets we serve with the exception of certain products, such as jet fuel.

Most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

Table of Content

Within our Refining segment, for the first quarter of 2022, we expect to run between 490,000 – 510,000 barrels per day of crude oil. This guidance includes the impacts of weather-related downtime at the Puget Sound Refinery in the month of January, a scheduled turnaround at the Woods Cross Refinery as well as maintenance activities at the Navajo Refinery throughout the first quarter of 2022.

Within our Lubricants and Specialty Products segment, for the first quarter of 2022, we expect seasonal improvement in earnings and a continued shift in mix toward Rack Forward from Rack Back. This is driven by our expectation for continued declines in base oil prices and margins through the first quarter of 2022 as base oil supply continues to recover.

In the first quarter of 2022, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

During the third quarter of 2020, we increased our liquidity by $750.0 million with the issuance of $350.0 million in aggregate principal amount of 2.625% senior notes due in 2023 and $400.0 million in aggregate principal amount of 4.500% senior notes due in 2030. This additional liquidity was used for general corporate purposes, including for capital expenditures related to our renewable diesel projects. We do not intend to repurchase common stock under our $1.0 billion share repurchase program until completion of our ongoing renewables capital projects and completion of the Sinclair Acquisition. In addition, on November 1, 2021, we closed on the acquisition of the Puget Sound Refinery, which was funded with a one-year suspension of our regular quarterly dividend and cash on hand. Our Board of Directors approved the one-year suspension of the regular quarterly dividend effective with the dividend declared for the first quarter of 2021 and is expected to resume the dividend after such time.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so. We anticipate $83 million in cash tax benefit in 2022 from the net operating loss carryback provisions under the CARES Act.

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

A more detailed discussion of our financial and operating results for the years ended December 31, 2021 and 2020 is presented in the following sections. Discussions of year-over-year comparisons for 2020 and 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Table of Content
RESULTS OF OPERATIONS

Financial Data

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Sales and other revenues	$18,389,142	$11,183,643	$17,486,578
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	15,567,052	9,158,805	13,918,384
Lower of cost or market inventory valuation adjustment	(310,123)	78,499	(119,775)
	15,256,929	9,237,304	13,798,609
Operating expenses (exclusive of depreciation and amortization)	1,517,478	1,300,277	1,394,052
Selling, general and administrative expenses (exclusive of depreciation and amortization)	362,010	313,600	354,236
Depreciation and amortization	503,539	520,912	509,925
Goodwill and long-lived asset impairments	—	545,293	152,712
Total operating costs and expenses	17,639,956	11,917,386	16,209,534
Income (loss) from operations	749,186	(733,743)	1,277,044
Other income (expense):
Earnings of equity method investments	12,432	6,647	5,180
Interest income	4,019	7,633	22,139
Interest expense	(125,175)	(126,527)	(143,321)
Gain on business interruption insurance settlement	—	81,000	—
Gain tariff settlement	51,500	—	—
Gain on sales-type leases	—	33,834	—
Loss on early extinguishment of debt	—	(25,915)	—
Gain (loss) on foreign currency transactions	(2,938)	2,201	5,449
Gain on sale of assets and other	98,128	7,824	5,013
	37,966	(13,303)	(105,540)
Income (loss) before income taxes	787,152	(747,046)	1,171,504
Income tax expense (benefit)	123,898	(232,147)	299,152
Net income (loss)	663,254	(514,899)	872,352
Less net income attributable to noncontrolling interest	104,930	86,549	99,964
Net income (loss) attributable to HollyFrontier stockholders	$558,324	$(601,448)	$772,388
Earnings (loss) per share:
Basic	$3.39	$(3.72)	$4.64
Diluted	$3.39	$(3.72)	$4.61
Cash dividends declared per common share	$0.35	$1.40	$1.34
Average number of common shares outstanding:
Basic	162,569	161,983	166,287
Diluted	162,569	161,983	167,385

Other Financial Data

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$406,682	$457,931	$1,548,611
Net cash used for investing activities	$(1,327,219)	$(330,162)	$(972,914)
Net cash provided by (used for) financing activities	$(211,803)	$353,226	$(848,255)
Capital expenditures	$813,409	$330,160	$293,763
EBITDA (1)	$1,306,917	$(193,789)	$1,702,647

Table of Content
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included on our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

Supplemental Segment Operating Data
Our operations are organized into three reportable segments, Refining, Lubricants and Specialty Products and HEP. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

As of December 31, 2021, our refinery operations included the El Dorado, Tulsa, Puget Sound, Navajo and Woods Cross Refineries. The refinery operations of the Puget Sound Refinery are included for the period November 1, 2021 (date of acquisition) through December 31, 2021. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations, which were retrospectively adjusted at year ended December 31, 2020 to reflect the revised regional groupings upon the Cheyenne Refinery permanently ceasing petroleum refining operations in the third quarter of 2020. The cost of products and refinery gross and net operating margins do not include the non-cash effects of long-lived asset impairment charges, lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K.

	Years Ended December 31,
	2021 (8)	2020	2019
Consolidated
Crude charge (BPD) (1)	400,720	365,190	388,860
Refinery throughput (BPD) (2)	431,870	395,080	417,570
Sales of produced refined products (BPD) (3)	424,100	391,670	414,370
Refinery utilization (4)	93.1%	90.2%	96.0%

Average per produced barrel (5)
Refinery gross margin	$10.89	$7.29	$15.92
Refinery operating expenses (6)	7.04	6.05	6.12
Net operating margin	$3.85	$1.24	$9.80

Refinery operating expenses per throughput barrel (7)	$6.92	$6.00	$6.07

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
(4)Represents crude charge divided by total crude capacity (BPSD). As a result of our acquisition of the Puget Sound Refinery on November 1, 2021, our consolidated crude capacity increased from 405,000 BPSD to 554,000 BPSD.
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

Table of Content
(8)We acquired the Puget Sound Refinery on November 1, 2021. Refining operating data for the year ended December 31, 2021 includes crude oil and feedstocks processed and refined products sold at our Puget Sound Refinery for the period November 1, 2021 through December 31, 2021 only, averaged over the 365 days in the year ended December 31, 2021.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Years Ended December 31,
	2021	2020	2019
Lubricants and Specialty Products
Throughput (BPD)	19,177	19,645	20,251
Sales of produced barrels sold (BPD)	34,016	32,902	34,827

Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below:

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Year Ended December 31, 2021
Sales and other revenues	$1,005,152	$2,378,332	$(822,872)	$2,560,612
Cost of products sold	$646,107	$1,992,567	$(822,872)	$1,815,802
Operating expenses	$120,750	$131,706	$—	$252,456
Selling, general and administrative expenses	$27,071	$143,084	$—	$170,155
Depreciation and amortization	$28,093	$51,674	$—	$79,767
Income from operations	$183,131	$59,301	$—	$242,432

Year Ended December 31, 2020
Sales and other revenues	$505,424	$1,667,809	$(370,023)	$1,803,210
Cost of products sold	$456,194	$1,185,116	$(370,023)	$1,271,287
Operating expenses	$96,463	$119,605	$—	$216,068
Selling, general and administrative expenses	$22,276	$135,540	$—	$157,816
Depreciation and amortization	$29,071	$51,585	$—	$80,656
Goodwill and long-lived asset impairments (4)	$167,017	$119,558	$—	$286,575
Income (loss) from operations	$(265,597)	$56,405	$—	$(209,192)

Year Ended December 31, 2019
Sales and other revenues	$661,523	$1,883,920	$(452,915)	$2,092,528
Cost of products sold	$620,660	$1,412,291	$(452,915)	$1,580,036
Operating expenses	$116,984	$114,539	$—	$231,523
Selling, general and administrative expenses	$31,854	$136,741	$—	$168,595
Depreciation and amortization	$37,001	$51,780	$—	$88,781
Goodwill impairment (5)	$152,712	$—	$—	$152,712
Income (loss) from operations	$(297,688)	$168,569	$—	$(129,119)

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

Table of Content
Results of Operations - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Summary
Net income attributable to HollyFrontier stockholders for the year ended December 31, 2021 was $558.3 million ($3.39 per basic and diluted share), a $1,159.8 million increase compared to a net loss of $601.4 million ($(3.72) per basic and diluted share) for the year ended December 31, 2020. The increase in net income was principally driven by stronger product demand, which resulted in an increase in refinery gross margins and higher refined product sales volumes. Net income also increased due to lower of cost or market inventory reserve adjustments that increased pre-tax earnings by $310.1 million for the year ended December 31, 2021 and decreased pre-tax earnings by $78.5 million for the year ended December 31, 2020. In addition, we recorded a gain on tariff settlement of $51.5 million and a gain of $86.0 million related to the sale of real property in Mississauga, Ontario for the year ended December 31, 2021. For the year ended December 31, 2020, we recorded long-lived asset and goodwill impairment charges of $545.3 million offset by an $81.0 million gain recognized upon the settlement of a business interruption insurance claim and a $33.8 million gain on sales-type lease. The increase in net income for the year ended December 31, 2021 was partially offset by the impact of winter storm Uri, which increased natural gas costs by approximately $65 million across our refining system. Refinery gross margins for the year ended December 31, 2021 increased to $10.89 per produced barrel from $7.29 for the year ended December 31, 2020.

Sales and Other Revenues
Sales and other revenues increased 64% from $11,183.6 million for the year ended December 31, 2020 to $18,389.1 million for the year ended December 31, 2021 due to a year-over-year increase in sales prices and higher refined product sales volumes. Sales and other revenues for the years ended December 31, 2021 and 2020 include $103.6 million and $98.0 million, respectively, in HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties, and $2,550.6 million and $1,792.7 million, respectively, in unaffiliated revenues related to our Lubricants and Specialty Products segment for the years ended December 31, 2021 and 2020.

Cost of Products Sold
Total cost of products sold increased 65% from $9,237.3 million for the year ended December 31, 2020 to $15,256.9 million for the year ended December 31, 2021, principally due to the increase in crude oil and feedstock prices and refined product sales volumes. Additionally, for the year ended December 31, 2021, we recognized a $310.1 million lower of cost or market inventory valuation benefit compared to a charge of $78.5 million for the same period of 2020.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 49% from $7.29 for the year ended December 31, 2020 to $10.89 for the year ended December 31, 2021 principally due to the increase in the average per barrel sold sales prices, partially offset by the increase in crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments, long-lived asset impairment charges or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7A of Part II of this Form 10-K for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 17% from $1,300.3 million for the year ended December 31, 2020 to $1,517.5 million for the year ended December 31, 2021 primarily due to our acquisition of the Puget Sound Refinery on November 1, 2021, the increase in natural gas prices from winter storm Uri during the first quarter of 2021 and higher planned and unplanned repair and maintenance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15% from $313.6 million for the year ended December 31, 2020 to $362.0 million for the year ended December 31, 2021 primarily due to higher employee-related expenses and professional services and legal costs incurred in connection with the recently announced acquisitions. Total acquisition integration costs for the year ended December 31, 2021 were $20.8 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on these acquisitions.

Depreciation and Amortization Expenses
Depreciation and amortization decreased 3% from $520.9 million for the year ended December 31, 2020 to $503.5 million for the year ended December 31, 2021. This decrease was principally due to lower capitalized refinery turnaround costs during 2020 and lower depreciation expense resulting from the assets impaired in the second quarter of 2020.

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

Interest Expense
Interest expense was $125.2 million for the year ended December 31, 2021 compared to $126.5 million for the year ended December 31, 2020. This decrease was primarily due to higher capitalized interest, lower weighted average balance on HEP’s credit facility and net gains related to our catalyst financing arrangement during the year ended December 31, 2021 as compared to net losses during 2020, partially offset by interest expense on our senior notes issued in September 2020.

For the years ended December 31, 2021 and 2020, interest expense attributable to our HEP Segment was $53.8 million and $52.9 million, respectively.

Gain on Business Interruption Insurance Settlement
During the year ended December 31, 2020, we recorded a gain of $81.0 million upon the settlement of our business interruption claim with our insurance carrier related to a loss at our Woods Cross Refinery that occurred in the first quarter of 2018.

Gain on Tariff Settlement
For the year ended December 31, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 19 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

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

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a loss of $2.9 million and a gain of $2.2 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, gain on foreign currency transactions included losses of $4.0 million and $7.3 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Gain on Sale of Assets and Other
For the year ended December 31, 2021, we recorded an $86.0 million gain related to the sale of real property in Mississauga, Ontario, and HEP recorded a $5.3 million gain related to the sale of certain pipeline assets. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes
For the year ended December 31, 2021, we recorded an income tax expense of $123.9 million compared to a benefit of $232.1 million for the year ended December 31, 2020. This change to income tax expense in 2021 from income tax benefit in 2020 was principally due to pre-tax income during the year ended December 31, 2021 compared to a pre-tax loss for the year ended December 31, 2020. Our effective tax rates were 15.7% and 31.1% for the years ended December 31, 2021 and 2020, respectively. The year-over-year decrease in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the year ended December 31, 2021 was primarily due to the net operating loss carryback provisions of the CARES Act and federal tax credits.

Table of Content
LIQUIDITY AND CAPITAL RESOURCES

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). On December 27, 2021, the HollyFrontier Credit Agreement was further amended to provide an alternative reference rate for loans denominated in Euros and Sterling and to further supplement the reference rate replacement procedures for loans denominated in U.S. dollars following the anticipated cessation of LIBOR. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

HollyFrontier Financing Arrangements
Certain of our wholly-owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the year ended December 31, 2021, HEP had net repayments of $73.5 million under the HEP Credit Agreement. At December 31, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $840.0 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. In connection with the acquisition of the Puget Sound Refinery, our Board of Directors approved a one-year suspension of the regular quarterly dividend effective with the dividend declared for the first quarter of 2021 and is expected to resume the dividend after such time.

Our standalone (excluding HEP) liquidity was approximately $1.57 billion at December 31, 2021, consisting of cash and cash equivalents of $220.1 million and an undrawn $1.35 billion credit facility.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2021, we had not repurchased common stock under this stock repurchase program, and we do not intend to repurchase common stock under this program until completion of our ongoing renewables capital projects and completion of the Sinclair Transactions. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Table of Content
Cash Flows – Operating Activities

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash flows provided by operating activities were $406.7 million for the year ended December 31, 2021 compared to $457.9 million for the year ended December 31, 2020, a decrease of $51.2 million. The decrease in operating cash flows was primarily due to higher working capital and higher turnaround expenditures, partially offset by the increase in gross refinery margins and $51.5 million received upon settlement of a tariff rate case.

Changes in working capital decreased operating cash flows by $264.9 million for the year ended December 31, 2021 primarily due to higher inventory driven by heavy planned and unplanned maintenance and weather-related downtime in the fourth quarter of 2021.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash flows used for investing activities were $1,327.2 million for the year ended December 31, 2021 compared to $330.2 million for the year ended December 31, 2020, an increase of $997.1 million. On November 1, 2021, we closed the acquisition of the Puget Sound Refinery for aggregate cash consideration of $624.3 million. Cash expenditures for properties, plants and equipment for 2021 increased to $813.4 million from $330.2 million for the same period in 2020, primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $88.3 million and $59.3 million for the years ended December 31, 2021 and 2020, respectively. During the twelve months ended December 31, 2021, we received proceeds of $98.8 million, or CAD 125 million for the sale of real property in Mississauga, Ontario.

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

Table of Content
Expected capital and turnaround cash spending for 2022 is as follows:

	Expected Cash Spending Range
	(In millions)
HollyFrontier Capital Expenditures
Refining	$250.0	$270.0
Renewables	225.0	300.0
Lubricants and Specialty Products	45.0	60.0
Turnarounds and catalyst	70.0	100.0
Total HollyFrontier	590.0	730.0

HEP
Maintenance	15.0	20.0
Expansion and joint venture investment	5.0	10.0
Refining unit turnarounds	35.0	50.0
Total HEP	55.0	80.0
Total	$645.0	$810.0

Cash Flows – Financing Activities

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For the year ended December 31, 2021, our net cash flows used for financing activities were $211.8 million. During the year ended December 31, 2021, we paid $57.7 million in dividends, purchased $7.1 million of treasury stock and paid $7.9 million of financing costs in connection with the amendment of the HollyFrontier Credit Agreement in April 2021. During the year ended December 31, 2021, HEP had net repayments of $73.5 million under the HEP Credit Agreement and paid $6.6 million of financing costs in connection with the amendment of the HEP Credit Agreement in April 2021. In addition, HEP paid distributions of $75.4 million to noncontrolling interests and received contributions from noncontrolling interests of $23.2 million.

For the year ended December 31, 2020, our net cash flows provided by financing activities were $353.2 million. During the year ended December 31, 2020, we received $742.1 million in net proceeds from the issuance of HFC's 2.625% and 4.500% senior notes, purchased $7.6 million of treasury stock and paid $229.5 million in dividends. Also during 2020, HEP had net repayments of $52.0 million under the HEP Credit Agreement, paid $522.5 million upon the redemption of HEP's 6.0% senior notes and received $491.3 million in net proceeds from the issuance of HEP 5.0% senior notes, paid distributions of $89.0 million to noncontrolling interests and received contributions of $23.9 million from noncontrolling interests.

Table of Content
Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2021 in total and by period due beginning in 2022. The table below does not include our contractual obligations to HEP under our long-term transportation agreements as these related-party transactions are eliminated in the Consolidated Financial Statements. A description of these agreements is provided under “Holly Energy Partners, L.P.” under Items 1 and 2, “Business and Properties.”

		Payments Due by Period
Contractual Obligations and Commitments	Total	2022	2023 & 2024	2025 & 2026	Thereafter
	(In thousands)
HollyFrontier Corporation
Long-term debt - principal (1)	$1,750,000	$—	$350,000	$1,000,000	$400,000
Long-term debt - interest (2)	423,267	85,938	160,391	109,438	67,500
Financing arrangements (3)	37,367	37,367	—	—	—
Supply agreements (4)	2,466,944	902,423	1,173,045	391,476	—
Transportation and storage agreements (5)	1,627,800	166,456	328,025	293,544	839,775
Operating and finance leases (6)	476,950	127,978	188,105	52,286	108,581
Other long-term obligations	17,712	11,907	5,013	792	—
	6,800,040	1,332,069	2,204,579	1,847,536	1,415,856

Holly Energy Partners
Long-term debt - principal (7)	1,340,000	—	—	840,000	500,000
Long-term debt - interest (8)	222,456	44,700	89,400	61,273	27,083
Operating and finance leases (6)	105,019	8,025	15,403	13,627	67,964
Other agreements	13,276	2,746	5,246	1,271	4,013
	1,680,751	55,471	110,049	916,171	599,060
Total	$8,480,791	$1,387,540	$2,314,628	$2,763,707	$2,014,916

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
(4)We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2022 and 2025 using current market rates.
(5)Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2022 and 2039.
(6)Operating and finance lease obligations include options to extend terms that are reasonably certain of being exercised.
(7)HEP's long-term debt consists of the $500.0 million principal balance on the 5.0% HEP senior notes and $840.0 million of outstanding borrowings under the HEP Credit Agreement. The HEP Credit Agreement expires in 2025.
(8)Interest payments consist of interest on the 5.0% HEP senior notes and interest on long-term debt under the HEP Credit Agreement. Interest on the HEP Credit Agreement debt is based on the weighted average rate of 2.35% at December 31, 2021.

Table of Content
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
Inventory Valuation
Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. Inventories related to our renewable business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewable products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods.

At December 31, 2021, the replacement cost of our refinery inventories exceeded the LIFO carrying value. The excess of replacement cost over the LIFO carrying value of inventory was $111.1 million at December 31, 2021. Future decreases in overall inventory values could result in an establishment of a lower of cost or market inventory valuation reserve and additional charges to cost of products sold. At December 31, 2020, market values of inventories related to our refining operations had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $318.9 million.

In the fourth quarter of 2021, we built renewable feedstock inventory in connection with our Cheyenne renewable diesel unit and as of December 31, 2021, the market value was below the LIFO carrying value. As a result, we recorded a lower of cost or market inventory valuation reserve of $8.7 million.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the FIFO method, or net realizable value.

Goodwill and Long-lived Assets
As of December 31, 2021, our goodwill balance was $2.3 billion, with goodwill assigned to our Refining, Lubricants and Specialty Products and HEP segments of $1,733.5 million, $246.7 million and $312.9 million, respectively. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

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

Valuation of Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

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

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

Table of Content

As of December 31, 2021, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price and foreign currency risk (all maturing in 2022):

Contract Description	Total Outstanding Notional	Unit of Measure

NYMEX futures (WTI) - short	495,000	Barrels
Forward gasoline contracts - long	40,000	Barrels
Forward crude oil contracts - short	70,000	Barrels
Foreign currency forward contracts	450,686,305	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	Troy ounces

(1)Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at December 31,
Derivative Contracts	2021	2020
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$3,705	$344

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2021 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,912,753	$23,495

HEP Senior Notes	$500,000	$502,705	$12,948

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2021, outstanding borrowings under the HEP Credit Agreement were $840.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income (loss) attributable to HollyFrontier stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included on our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss) attributable to HollyFrontier stockholders	$558,324	$(601,448)	$772,388
Add (subtract) income tax provision	123,898	(232,147)	299,152
Add interest expense	125,175	126,527	143,321
Subtract interest income	(4,019)	(7,633)	(22,139)
Add depreciation and amortization	503,539	520,912	509,925
EBITDA	$1,306,917	$(193,789)	$1,702,647

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

Table of Content
Reconciliation of average refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$3.85	$1.24	$9.80
Add average refinery operating expenses per produced barrel sold	7.04	6.05	6.12
Refinery gross margin per produced barrel sold	$10.89	$7.29	$15.92
Times produced barrels sold (BPD)	424,100	391,670	414,370
Times number of days in period	365	366	365
Refining gross margin	$1,685,734	$1,045,030	$2,407,821
Add (subtract) rounding	(238)	523	215
West and Mid-Continent regions gross margin	1,685,496	1,045,553	2,408,036
Add West and Mid-Continent regions cost of products sold	14,673,062	7,992,047	12,062,661
Add Cheyenne Refinery sales and other revenues	—	501,589	1,126,091
Refining segment sales and other revenues	16,358,558	9,539,189	15,596,788
Add lubricants and specialty products segment sales and other revenues	2,560,612	1,803,210	2,092,528
Add HEP segment sales and other revenues	494,495	497,848	532,777
Subtract corporate, other and eliminations	(1,024,523)	(656,604)	(735,515)
Sales and other revenues	$18,389,142	$11,183,643	$17,486,578

Reconciliation of average refining segment operating expenses per produced barrel sold to total operating expenses

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$7.04	$6.05	$6.12
Times produced barrels sold (BPD)	424,100	391,670	414,370
Times number of days in period	365	366	365
Refinery operating expenses	$1,089,767	$867,275	$925,620
Add (subtract) rounding	657	(381)	(338)
West and Mid-Continent regions operating expenses	1,090,424	866,894	925,282
Add Cheyenne Refinery operating expenses	—	121,151	170,206
Total refining segment operating expenses	1,090,424	988,045	1,095,488
Add lubricants and specialty products segment operating expenses	252,456	216,068	231,523
Add HEP segment operating expenses	170,524	147,692	161,996
Subtract corporate, other and eliminations	4,074	(51,528)	(94,955)
Operating expenses (exclusive of depreciation and amortization)	$1,517,478	$1,300,277	$1,394,052

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

Management assessed the Company's internal control over financial reporting as of December 31, 2021 using the criteria for effective control over financial reporting established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concludes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entity acquired in the Puget Sound Acquisition on November 1, 2021. Puget Sound Refinery’s total assets represented approximately 4% of the Company’s combined consolidated total assets at the acquisition date, and Puget Sound Refinery’s revenues following the November 1, 2021 acquisition date represented approximately 3% of the Company’s consolidated total operating revenues for the year ended December 31, 2021.

The Company's independent registered public accounting firm has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on Internal Control over Financial Reporting
We have audited HollyFrontier Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HollyFrontier Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on its Assessment of the Company’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Puget Sound Refinery, which is included in the 2021 consolidated financial statements of the Company and constituted 4% of total assets as of the acquisition date and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Puget Sound Refinery.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HollyFrontier Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HollyFrontier Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter	At December 31, 2021, the Company’s goodwill was $2,293 million, including goodwill assigned to the Refining, Lubricants and Specialty Products, and HEP segments of $1,733 million, $247 million, and $313 million, respectively. As described in Note 1 and Note 11 of the consolidated financial statements, goodwill is tested for impairment at least annually on July 1 at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired.

Auditing management’s goodwill impairment testing was complex and highly judgmental for the Company’s El Dorado Refinery reporting unit due to the significant estimation required to determine the fair value of this reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, such as long-term growth rates, gross margins, and discount rates, which are affected by expectations about future market or economic conditions. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment testing process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair value.

To test the estimated fair value of the Company’s El Dorado Refinery reporting unit, we performed audit procedures with the support of a valuation specialist that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to relevant industry and economic trends, published forward prices, historical operating results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also tested management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

Environmental Liabilities
Description of the Matter
At December 31, 2021, the Company’s accrual for environmental liabilities was $117 million, of which $99 million was classified as other long-term liabilities. As described in Note 1 and Note 12 of the consolidated financial statements, these accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated.

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

Valuation of Personal Property Assets in the Puget Sound Refinery Acquisition
Description of the Matter
During 2021, the Company completed its acquisition of the Puget Sound Refinery for aggregate cash consideration of $624.3 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination. Of the total assets acquired and liabilities assumed, the Company acquired $394.2 million of properties, plant, and equipment which was made up of real property, personal property and right of use assets.

Auditing management's accounting for the acquisition of the Puget Sound Refinery was complex and highly judgmental due to the significant estimation required to determine the fair value of certain properties, plant and equipment. In particular, the fair value estimates for the Puget Sound Refinery personal property were sensitive to significant assumptions around economic and functional obsolescence factors. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of the personal property assets related to the acquisition. For example, we tested controls over management’s review of the valuation models and the underlying assumptions used to develop estimated values of these assets.

To test the estimated fair value of the personal property, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. Specifically, our valuation specialists assisted by comparing those assumptions to current industry and market data and developing an expected range of values based on significant inputs and assumptions to assess reasonableness of the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1977.
Dallas, Texas
February 23, 2022

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (HEP: $14,381 and $21,990, respectively)	$234,444	$1,368,318

Accounts receivable: Product and transportation (HEP: $12,745 and $14,543, respectively)	1,130,485	590,526
Crude oil resales	111,403	39,510
	1,241,888	630,036
Inventories: Crude oil and refined products	1,879,131	989,296
Materials, supplies and other (HEP: $1,070 and $895, respectively)	242,997	184,180
	2,122,128	1,173,476
Income taxes receivable	97,382	91,348
Prepayments and other (HEP: $5,381 and $8,591, respectively)	66,612	47,583
Total current assets	3,762,454	3,310,761

Properties, plants and equipment, at cost (HEP: $2,037,527 and $2,119,295, respectively)	8,448,207	7,299,517
Less accumulated depreciation (HEP: $(682,143) and $(644,149)), respectively)	(3,033,353)	(2,726,378)
	5,414,854	4,573,139
Operating lease right-of-use assets (HEP: $69,134 and $72,480, respectively)	396,191	350,548

Other assets: Turnaround costs	397,385	314,816
Goodwill (HEP: $312,873 and $312,873, respectively)	2,293,044	2,293,935
Intangibles and other (HEP: $214,436 and $224,430, respectively)	652,685	663,665
	3,343,114	3,272,416
Total assets	$12,916,613	$11,506,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $28,954 and $28,565, respectively)	$1,613,484	$1,000,959
Income taxes payable	25,156	1,801
Operating lease liabilities (HEP $3,710 and $3,827, respectively)	110,606	97,937
Accrued liabilities (HEP: $18,479 and $29,518, respectively)	316,218	274,459
Total current liabilities	2,065,464	1,375,156

Long-term debt (HEP: $1,333,049 and $1,405,603, respectively)	3,072,737	3,142,718
Noncurrent operating lease liabilities (HEP $65,799 and $68,454, respectively)	308,747	285,785
Deferred income taxes (HEP: $396 and $449, respectively)	837,401	713,703
Other long-term liabilities (HEP: $43,033 and $55,105, respectively)	337,799	267,299
Commitments and contingencies (Note 19)
Equity:
HollyFrontier stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value – 320,000,000 shares authorized; 256,046,051 shares issued as of December 31, 2021 and December 31, 2020	2,560	2,560
Additional capital	4,220,075	4,207,672
Retained earnings	4,413,836	3,913,179
Accumulated other comprehensive income	2,671	13,462
Common stock held in treasury, at cost - 93,044,605 and 93,632,391 shares as of December 31, 2021 and December 31, 2020, respectively	(2,951,257)	(2,968,512)
Total HollyFrontier stockholders’ equity	5,687,885	5,168,361
Noncontrolling interest	606,580	553,842
Total equity	6,294,465	5,722,203
Total liabilities and equity	$12,916,613	$11,506,864

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of December 31, 2021 and 2020. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019

Sales and other revenues	$18,389,142	$11,183,643	$17,486,578
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	15,567,052	9,158,805	13,918,384
Lower of cost or market inventory valuation adjustment	(310,123)	78,499	(119,775)
	15,256,929	9,237,304	13,798,609
Operating expenses (exclusive of depreciation and amortization)	1,517,478	1,300,277	1,394,052
Selling, general and administrative expenses (exclusive of depreciation and amortization)	362,010	313,600	354,236
Depreciation and amortization	503,539	520,912	509,925
Goodwill and long-lived asset impairments	—	545,293	152,712
Total operating costs and expenses	17,639,956	11,917,386	16,209,534
Income (loss) from operations	749,186	(733,743)	1,277,044
Other income (expense):
Earnings of equity method investments	12,432	6,647	5,180
Interest income	4,019	7,633	22,139
Interest expense	(125,175)	(126,527)	(143,321)
Gain on business interruption insurance settlement	—	81,000	—
Gain on tariff settlement	51,500	—	—
Gain on sales-type leases	—	33,834	—
Loss on early extinguishment of debt	—	(25,915)	—
Gain (loss) on foreign currency transactions	(2,938)	2,201	5,449
Gain on sale of assets and other	98,128	7,824	5,013
	37,966	(13,303)	(105,540)
Income (loss) before income taxes	787,152	(747,046)	1,171,504
Income tax expense (benefit):
Current	(4,672)	(55,420)	220,486
Deferred	128,570	(176,727)	78,666
	123,898	(232,147)	299,152
Net income (loss)	663,254	(514,899)	872,352
Less net income attributable to noncontrolling interest	104,930	86,549	99,964
Net income (loss) attributable to HollyFrontier stockholders	$558,324	$(601,448)	$772,388
Earnings (loss) per share:
Basic	$3.39	$(3.72)	$4.64
Diluted	$3.39	$(3.72)	$4.61
Average number of common shares outstanding:
Basic	162,569	161,983	166,287
Diluted	162,569	161,983	167,385

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Net income (loss)	$663,254	$(514,899)	$872,352
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,336)	6,226	13,337
Hedging instruments:
Change in fair value of cash flow hedging instruments	(17,548)	(7,475)	14,364
Reclassification adjustments to net income (loss) on settlement of cash flow hedging instruments	17,579	2,604	(19,713)
Net unrealized gain (loss) on hedging instruments	31	(4,871)	(5,349)
Pension and other post-retirement benefit obligations:
Actuarial gain (loss) on pension plans	2,104	1,862	(990)
Pension plans gain reclassified to net income (loss)	(407)	(422)	—
Actuarial gain (loss) on post-retirement healthcare plans	1,133	(1,129)	(2,412)
Post-retirement healthcare plans gain reclassified to net income (loss)	(3,328)	(3,564)	(3,587)
Actuarial gain (loss) on retirement restoration plan	2	(230)	(224)
Retirement restoration plan loss reclassified to net income (loss)	39	22	6
Net change in pension and other post-retirement benefit obligations	(457)	(3,461)	(7,207)
Other comprehensive income (loss) before income taxes	(13,762)	(2,106)	781
Income tax benefit	(2,971)	(794)	(370)
Other comprehensive income (loss)	(10,791)	(1,312)	1,151
Total comprehensive income (loss)	652,463	(516,211)	873,503
Less noncontrolling interest in comprehensive income	104,930	86,549	99,964
Comprehensive income (loss) attributable to HollyFrontier stockholders	$547,533	$(602,760)	$773,539

See accompanying notes.

Table of Content
HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$663,254	$(514,899)	$872,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	503,539	520,912	509,925
Goodwill and long-lived asset impairments	—	545,293	152,712
Lower of cost or market inventory valuation adjustment	(310,123)	78,499	(119,775)
Earnings of equity method investments, inclusive of distributions	—	1,084	(213)
Loss on early extinguishment of debt	—	25,915	—
Gain on sales-type leases	—	(33,834)	—
(Gain) loss on sale of assets	(89,765)	(201)	50
Deferred income taxes	128,570	(176,727)	78,666
Equity-based compensation expense	39,273	31,654	42,269
Change in fair value – derivative instruments	(34,096)	26,456	36,888
(Increase) decrease in current assets:
Accounts receivable	(614,407)	254,684	(150,437)
Inventories	(344,559)	230,142	91,599
Income taxes receivable	(6,415)	(85,442)	32,368
Prepayments and other	(18,672)	(2,541)	3,633
Increase (decrease) in current liabilities:
Accounts payable	612,410	(241,765)	312,794
Income taxes payable	23,158	(25,897)	9,048
Accrued liabilities	83,602	(85,708)	13,748
Turnaround expenditures	(214,431)	(94,692)	(318,415)
Other, net	(14,656)	4,998	(18,601)
Net cash provided by operating activities	406,682	457,931	1,548,611

Cash flows from investing activities:
Additions to properties, plants and equipment	(725,073)	(270,877)	(263,651)
Additions to properties, plants and equipment – HEP	(88,336)	(59,283)	(30,112)
Acquisitions, net of cash acquired	(624,332)	—	(662,665)
Investment in equity company - HEP	—	(2,438)	(17,886)
Proceeds from sale of assets	106,357	1,554	194
Distributions in excess of equity in earnings of equity investments	4,165	882	1,206
Net cash used for investing activities	(1,327,219)	(330,162)	(972,914)

Cash flows from financing activities:
Borrowings under credit agreements	555,500	258,500	365,500
Repayments under credit agreements	(629,000)	(310,500)	(323,000)
Proceeds from issuance of senior notes – HFC	—	748,925	—
Proceeds from issuance of senior notes – HEP	—	500,000	—
Redemption of senior notes - HEP	—	(522,500)	—
Purchase of treasury stock	(7,058)	(7,642)	(533,083)
Dividends	(57,663)	(229,493)	(225,170)
Distributions to noncontrolling interest	(75,395)	(89,001)	(132,268)
Contribution from noncontrolling interests	23,194	23,899	3,210
Payments on finance leases	(3,990)	(2,995)	(1,551)
Deferred financing costs	(14,500)	(15,538)	—
Other, net	(2,891)	(429)	(1,893)
Net cash provided by (used for) financing activities	(211,803)	353,226	(848,255)

Effect of exchange rate on cash flow	(1,534)	2,161	2,968
Cash and cash equivalents:
Increase (decrease) for the period	(1,133,874)	483,156	(269,590)
Beginning of period	1,368,318	885,162	1,154,752
End of period	$234,444	$1,368,318	$885,162

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(136,429)	$(120,257)	$(133,809)
Income taxes, net	$19,760	$(54,256)	$(178,967)
Increase (decrease) in accrued and unpaid capital expenditures	$(15,319)	$73,867	$19,752

See accompanying notes.

Table of Content

HOLLYFRONTIER CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	HollyFrontier Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at December 31, 2018	$2,560	$4,196,125	$4,196,902	$13,623	$(2,490,639)	$540,488	$6,459,059
Net income	—	—	772,388	—	—	99,964	872,352
Dividends ($1.34 declared per common share)	—	—	(225,170)	—	—	—	(225,170)
Distributions to noncontrolling interest holders	—	—	—	—	—	(132,268)	(132,268)
Other comprehensive income, net of tax	—	—	—	1,151	—	—	1,151
Equity attributable to HEP common unit issuances, net of tax	—	—	—	—	—	(139)	(139)
Issuance of common stock under incentive compensation plans, net of forfeitures	—	(31,314)	—	—	31,314	—	—
Equity-based compensation	—	39,736	—	—	—	2,533	42,269
Purchase of treasury stock	—	—	—	—	(528,483)	—	(528,483)
Purchase of HEP units for restricted grants	—	—	—	—	—	(1,893)	(1,893)
Contributions from noncontrolling interests	—	—	—	—	—	22,548	22,548
Balance at December 31, 2019	$2,560	$4,204,547	$4,744,120	$14,774	$(2,987,808)	$531,233	$6,509,426
Net income (loss)	—	—	(601,448)	—	—	86,549	(514,899)
Dividends ($1.40 declared per common share)	—	—	(229,493)	—	—	—	(229,493)
Distributions to noncontrolling interest holders	—	—	—	—	—	(89,001)	(89,001)
Other comprehensive loss, net of tax	—	—	—	(1,312)	—	—	(1,312)
Issuance of common stock under incentive compensation plans	—	(26,938)	—	—	26,938	—	—
Equity-based compensation	—	29,460	—	—	—	2,194	31,654
Purchase of treasury stock	—	—	—	—	(7,642)	—	(7,642)
Purchase of HEP units for restricted grants	—	—	—	—	—	(1,032)	(1,032)
Contributions from noncontrolling interests	—	—	—	—	—	23,899	23,899
Other	—	603	—	—	—	—	603
Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	558,324	—	—	104,930	663,254
Dividends ($0.35 declared per common share)	—	—	(57,663)	—	—	—	(57,663)
Distributions to noncontrolling interest holders	—	—	—	—	—	(75,395)	(75,395)
Other comprehensive loss, net of tax	—	—	—	(10,791)	—	—	(10,791)
Issuance of common stock under incentive compensation plans	—	(24,313)	—	—	24,313	—	—
Equity-based compensation	—	36,716	—	—	—	2,557	39,273
Purchase of treasury stock	—	—	—	—	(7,058)	—	(7,058)
Purchase of HEP units for restricted grants	—	—	—	—	—	(2,548)	(2,548)
Contributions from noncontrolling interests	—	—	—	—	—	23,194	23,194
Other	—	—	(4)	—	—	—	(4)
Balance at December 31, 2021	$2,560	$4,220,075	$4,413,836	$2,671	$(2,951,257)	$606,580	$6,294,465

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

We are an independent petroleum refiner and marketer that produces high-value light products such as gasoline, diesel fuel, jet fuel, specialty lubricant products and specialty and modified asphalt. As of December 31, 2021, we owned and operated petroleum refineries located in Kansas, Oklahoma, New Mexico, Utah and Washington, and we market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. In addition, we produce base oils and other specialized lubricants in the United States, Canada and the Netherlands, with retail and wholesale marketing of our products through a global sales network with locations in Canada, the United States, Europe, China and Latin America. We also own a 57% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

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

See Note 2 for additional information on these acquisitions.

On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021, and we recorded a gain on sale of assets totaling $86.0 million for the year ended December 31, 2021, which was recognized in “Gain on sale of assets and other” on our consolidated statements of operations.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the year ended December 31, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and subsequently began converting certain assets at our Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at our Cheyenne Refinery, we recognized $25.8 million in decommissioning expense and $1.0 million in employee severance costs for the year ended December 31, 2021, which were recognized in operating expenses in our Corporate and Other segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

During the second quarter of 2020, we recorded long-lived asset impairment charges of $232.2 million related to our Cheyenne Refinery asset group. Also, we recognized $24.7 million in decommissioning expense and $3.8 million in employee severance costs for the year ended December 31, 2020. Additionally, we recorded a reserve of $9.0 million against our repair and maintenance supplies inventory. These decommissioning, inventory reserve and severance costs were recognized in operating expenses, of which $24.8 million was recorded in our Refining segment and $12.7 million was recorded in our Corporate and Other segment.

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

In 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC. Cushing Connect Pipeline & Terminal LLC and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal, are each VIE’s because they do not have sufficient equity at risk to finance their activities without additional financial support. HEP is the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and HEP has more ability to direct the activities that most significantly impact the financial performance of Cushing Connect Pipeline & Terminal LLC and Cushing Connect Pipeline. Therefore, HEP consolidates these two entities. HEP is not the primary beneficiary of Cushing Connect Terminal, which HEP accounts for using the equity method of accounting.

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

Accounts Receivable: Our accounts receivable consist of amounts due from customers that are primarily companies in the petroleum industry. Credit is extended based on our evaluation of the customer's financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $3.7 million at December 31, 2021 and $3.4 million at December 31, 2020.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. Inventories related to our renewable business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewable products, or market. Cost, consisting of raw material, transportation and conversion costs, is determined using the LIFO inventory valuation methodology and market is determined using current replacement costs. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

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

Operating leases are recorded in “Operating lease right-of-use assets” and current and noncurrent “Operating lease liabilities” on our consolidated balance sheet. Finance leases are included in “Properties, plants and equipment, at cost” and “Accrued liabilities” and “Other long-term liabilities” on our consolidated balance sheet.

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

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities on our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument's fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from all our derivative activity are reported in the operating section on our consolidated statement of cash flows. See Note 14 for additional information.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Our asset retirement obligations were $52.5 million and $42.6 million at December 31, 2021 and 2020, respectively, which are included in “Other long-term liabilities” on our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2021, 2020 and 2019. Asset retirement obligations assumed in the Puget Sound Acquisition, as defined in Note 2, were $8.5 million.

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

Equity Method Investments: We account for investments in which we have a noncontrolling interest, yet have significant influence over the entity, using the equity method of accounting, whereby we record our pro-rata share of earnings and contributions to and distributions from joint ventures as adjustments to our investment balance. HEP has a 50% interest in Osage Pipe Line Company, LLC and a 50% interest in Cheyenne Pipeline, LLC. HEP also accounts for Cushing Connect Terminal, a subsidiary of the Cushing Connect Pipeline & Terminal LLC joint venture, using the equity method of accounting, as HEP does not have the ability to direct the activities that most significantly impact the entity. As of December 31, 2021, HEP's underlying equity and recorded investment balances in the joint ventures are $90.8 million and $116.4 million respectively. The differences are being amortized as adjustments to HEP's pro-rata share of earnings in the joint ventures.

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

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally is every two to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $136.9 million, $158.4 million and $141.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains or losses as a component of other income (expense) on our consolidated statements of operations. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 20 for additional information on our segments.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Income Taxes: Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized. We account for U.S. tax on global intangible low-taxed income in the period in which it is incurred.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as inventory repurchase obligations that are subsequently reversed when the inventories are repurchased. For the years ended December 31, 2021, 2020 and 2019, we received proceeds of $43.5 million, $44.9 million and $52.1 million and subsequently repaid $45.4 million, $46.4 million and $49.2 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Not Yet Adopted

In October 2021, Accounting Standards Update 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” was issued requiring that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. We will evaluate the impact of this standard and consider early adoption, if applicable.

NOTE 2:Acquisitions

Puget Sound Refinery
On May 4, 2021, our wholly owned subsidiary, HollyFrontier Puget Sound Refining LLC, entered into a sale and purchase agreement with Shell to acquire the Puget Sound Refinery. The acquisition closed on November 1, 2021 for aggregate cash consideration of $624.3 million, which consists of a base cash purchase price of $350.0 million, hydrocarbon inventory of $277.9 million and other closing adjustments and accrued liabilities of $3.6 million (the “Puget Sound Acquisition”).

This transaction was accounted for as a business combination, using the acquisition method, with the aggregate cash consideration allocated to the acquisition date fair value of assets and liabilities acquired.

In connection with the Puget Sound Acquisition, we incurred $12.2 million of acquisition and integration costs during the year ended December 31, 2021, which are included in selling, general and administrative expenses on the consolidated statement of operations.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following summarizes the Puget Sound Refinery fair value of assets acquired and liabilities assumed on November 1, 2021:

(In thousands)
Assets Acquired
Inventories: Crude oil and refined products	$277,887
Inventories: Materials, supplies and other	21,460
Properties, plants and equipment (1)	394,237
Other assets	10,400
Total assets acquired	$703,984

Liabilities Assumed
Accrued and other current liabilities (1)	$12,524
Other long-term liabilities (1)	67,128
Total liabilities assumed	79,652
Net assets acquired	$624,332

(1)Properties, plant and equipment include $61.5 million of financing lease ROU assets. Current and noncurrent financing lease liabilities were $7.9 million and $53.6 million, respectively.

The fair value measurements for properties, plants and equipment were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair value of properties, plants and equipment was based on the combination of the cost and market approaches. Key assumptions in the cost approach include determining the replacement cost by evaluating recent published data and adjusting replacement cost for economic and functional obsolescence. We used the market approach to measure the value of certain assets through an analysis of recent sales or offerings of comparable properties. The fair value of crude oil and refined products inventory was based on market prices as of the acquisition date.

Our consolidated financial and operating results reflect the Puget Sound Refinery operations beginning November 1, 2021. Our results of operations include revenue and loss from operations of $603.1 million and $8.3 million, respectively, for the period from November 1, 2021 through December 31, 2021 related to these operations.

The following unaudited pro forma combined condensed financial data for the years ended December 31, 2021 and 2020 was derived from our historical financial statements giving effect to the Puget Sound Acquisition as if it had occurred on January 1, 2020. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of the Puget Sound Refinery’s fair-valued properties, plants and equipment and the estimated tax impacts of the pro forma adjustments.

Additionally, pro forma earnings include certain non-recurring charges, the substantial majority of which consist of transaction costs related to financial advisors, legal advisors, financial advisory and professional accounting services.

The pro forma results of operations do not include any cost savings or other synergies that may result from the Puget Sound Acquisition. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Puget Sound Acquisition taken place on January 1, 2020 and is not intended to be a projection of future results.

	Years Ended December 31,
	2021	2020
	(In thousands)
Sales and other revenues	$21,476,142	$13,183,620
Net income (loss) attributable to HollyFrontier stockholders	$601,210	$(802,234)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following pro forma information for the years ended December 31, 2021 and 2020 presents the revenues and operating income (loss) for our Refining segment assuming the Puget Sound Acquisition had occurred on January 1, 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Sales and other revenues	$19,445,558	$11,539,166
Income (loss) from operations	$509,450	$(934,061)

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

Consummation of the HFC Transactions is subject to satisfaction or waiver of certain customary conditions, including, among others, the satisfaction of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); and the consummation of the HEP Transactions (as defined below), which will occur immediately prior to the HFC Transactions (the HEP Transactions, together with the HFC Transactions, the “Sinclair Transactions”). On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HollyFrontier and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair and STC. The HEP Transactions are expected to close in 2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the consummation of the HFC Transactions.

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

Sonneborn
On November 12, 2018, we entered into an equity purchase agreement to acquire Sonneborn. The acquisition closed on February 1, 2019. Aggregate consideration totaled $701.6 million and consisted of $662.7 million in cash paid at acquisition, net of cash acquired. Sonneborn is a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

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

NOTE 3:Leases

Lessee

We have operating and finance leases for land, buildings, pipelines, storage tanks, transportation and other equipment for our operations. Our leases have remaining terms of one to 58 years, some of which include options to extend the leases for up to 10 years. Certain of our leases for pipeline assets include provisions for variable payments which are based on a measure of throughput and also contain a provision for the lessor to adjust the rate per barrel periodically over the life of the lease. These variable costs are not included in the initial measurement of ROU assets and lease liabilities.

The following table presents the amounts and balance sheet locations of our operating and financing leases recorded on our consolidated balance sheets.

	December 31,
	2021	2020
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$396,191	$350,548

Operating lease liabilities	110,606	97,937
Noncurrent operating lease liabilities	308,747	285,785
Total operating lease liabilities	$419,353	$383,722

Finance leases:
Properties, plants and equipment, at cost	$75,885	$24,321
Accumulated amortization	(8,945)	(5,713)
Properties, plants and equipment, net	$66,940	$18,608

Accrued liabilities	$10,510	$1,916
Other long-term liabilities	56,556	5,097
Total finance lease liabilities	$67,066	$7,013

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2021	2020

Weighted average remaining lease term (in years)
Operating leases	7.4	7.2
Finance leases	8.6	3.3

Weighted average discount rate
Operating leases	3.8%	4.1%
Finance leases	3.9%	5.3%

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease expense	$117,292	$121,608	$112,770
Finance lease expense:
Amortization of right-of-use assets	4,295	4,400	1,543
Interest on lease liabilities	733	415	334
Variable lease cost	3,645	3,580	4,449
Total lease expense	$125,965	$130,003	$119,096

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,577	$126,313	$116,980
Operating cash flows from finance leases	$733	$415	$334
Financing cash flows from finance leases	$3,990	$2,995	$1,551

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$147,718	$18,823	$121,750
Finance leases	$64,334	$4,085	$2,096

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2021, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance
	(In thousands)
2022	$122,907	$13,096
2023	106,008	11,438
2024	77,770	8,292
2025	29,589	7,567
2026	22,046	6,711
Thereafter	143,337	33,208
Future minimum lease payments	501,657	80,312
Less: imputed interest	82,304	13,246
Total lease obligations	419,353	67,066
Less: current obligations	110,606	10,510
Long-term lease obligations	$308,747	$56,556

Lessor

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

Lease income recognized was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease revenues	$15,281	$22,636	$33,242
Gain on sales-type leases	$—	$33,834	$—
Sales-type lease interest income	$2,545	$1,928	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$2,162	$1,690	$—

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Annual minimum undiscounted lease payments in which HEP is a lessor to third-party contracts as of December 31, 2021 were as follows:

	Operating	Sales-type
	(In thousands)
2022	$9,810	$2,955
2023	9,676	2,955
2024	9,676	2,955
2025	2,681	2,955
2026	—	2,955
Thereafter	—	24,380
Total lease payment receipts	$31,843	39,155
Less: imputed interest		(29,716)
		9,439
Unguaranteed residual assets at end of leases		25,182
Net investment in leases		$34,621

Net investment in sales-type leases recorded on our consolidated balance sheet was composed of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Lease receivables	$24,962	$26,045
Unguaranteed residual assets	9,659	8,985
Net investment in leases	$34,621	$35,030

NOTE 4:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of December 31, 2021, HEP owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada and associated product terminals, and a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa Refineries.

At December 31, 2021, we owned a 57% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP's financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP has two primary customers (including us) and generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the year ended December 31, 2021. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC, a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) connects the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

Cushing Connect entered into a contract with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70.0 million to $75.0 million.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2036. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of December 31, 2021, these agreements required minimum annualized payments to HEP of $352.8 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Disaggregated revenues were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$13,414,543	$7,825,625	$12,952,899
Specialty lubricant products (2)	2,322,242	1,657,344	1,864,450
Asphalt, fuel oil and other products (3)	948,581	672,371	1,025,663
Total refined product revenues	16,685,366	10,155,340	15,843,012
Excess crude oil revenues (4)	1,547,696	884,248	1,470,148
Transportation and logistic services	103,646	98,039	121,027
Other revenues (5)	52,434	46,016	52,391
Total sales and other revenues	$18,389,142	$11,183,643	$17,486,578

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$9,094,885	$5,096,268	$8,424,191
Southwest	3,477,562	2,310,432	3,621,273
Rocky Mountains/Pacific Northwest	2,118,619	1,311,416	2,208,541
Northeast	824,900	552,069	578,932
Canada	836,317	616,683	721,169
Europe, Asia and Latin America	333,083	268,472	288,906
Total refined product revenues	$16,685,366	$10,155,340	$15,843,012

(1)Transportation fuels consist of gasoline, diesel and jet fuel. For the year ended December 31, 2020, $1.6 million is reported in our Corporate and Other segment.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenue include revenues attributable to our Refining and Lubricants and Specialty Products segments of $724.3 million and $224.3 million, respectively, for the year ended December 31, 2021. For the year ended December 31, 2020 such revenues attributable to our Refining, Lubricants and Specialty Products and Corporate and Other segments were $533.5 million, $135.4 million and $3.5 million respectively. For the year ended December 31, 2019 such revenue attributable to our Refining and Lubricants and Specialty Products segments were $808.9 million and $216.8 million, respectively.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Other revenues are principally attributable to our Refining segment.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to contract liabilities:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$6,738	$4,652	$132
Sonneborn acquisition	—	—	6,463
Increase	32,301	28,746	26,751
Recognized as revenue	(29,761)	(26,660)	(28,694)
Balance at December 31	$9,278	$6,738	$4,652

As of December 31, 2021, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Such volumes are typically nominated in the month preceding delivery and delivered ratably throughout the following month. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under ASC 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	2022	2023	2024	2025	Total
	(In thousands)
Refined product sales volumes (barrels)	13,771	12,795	11,697	1	38,264
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of December 31, 2021 are presented below:

	2022	2023	2024	2025	Total
	(In thousands)
HEP contractual minimum revenues	$11,770	$9,676	$9,676	$2,681	$33,803

For the year ended December 31, 2021, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 13%. We had no customers which had accounted for over 10% of our annual revenues for the years ended December 31, 2020 or 2019.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of derivative instruments and RINs credit obligations were as follows:

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Assets:
Commodity forward contracts	$286	$—	$286	$—
Foreign currency forward contracts	6,177	—	6,177	—
Total assets	$6,463	$—	$6,463	$—

Liabilities:
NYMEX futures contracts	$1,269	$1,269	$—	$—
Commodity forward contracts	566	—	566	—
RINs credit obligations (1)	9,429	—	9,429	—
Total liabilities	$11,264	$1,269	$9,995	$—

	Carrying Amount	Fair Value by Input Level
Financial Instrument		Level 1	Level 2	Level 3
	(In thousands)
December 31, 2020
Assets:
Commodity forward contracts	$275	$—	$275	$—
Total assets	$275	$—	$275	$—

Liabilities:
NYMEX futures contracts	$418	$418	$—	$—
Commodity price swaps	359	—	359	—
Commodity forward contracts	196	—	196	—
Foreign currency forward contracts	23,005	—	23,005	—
Total liabilities	$23,978	$418	$23,560	$—

(1)Represent obligations for RINs credits for which we did not have sufficient quantities at December 31, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

During the year ended December 31, 2020, HEP recognized a gain on sales-type leases (see Note 3). The estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term were used in determining the net investment in leases and related recognized gain on sales-type leases. The asset valuation estimates included Level 3 inputs based on a replacement cost valuation method.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to HollyFrontier stockholders	$558,324	$(601,448)	$772,388
Participating securities’ share in earnings (1)	7,465	1,811	1,034
Net income (loss) attributable to common shares	$550,859	$(603,259)	$771,354
Average number of shares of common stock outstanding	162,569	161,983	166,287
Effect of dilutive variable restricted stock units and performance share units	—	—	1,098
Average number of shares of common stock outstanding assuming dilution	162,569	161,983	167,385
Basic earnings (loss) per share	$3.39	$(3.72)	$4.64
Diluted earnings (loss) per share	$3.39	$(3.72)	$4.61

(1)Unvested restricted stock unit awards and unvested performance share units that settle in HollyFrontier common stock represent participating securities because they participate in nonforfeitable dividends or distributions with the common stockholders of HollyFrontier. Participating earnings represent the distributed and undistributed earnings of HollyFrontier attributable to the participating securities. Unvested restricted stock unit awards and performance share units do not participate in undistributed net losses as they are not contractually obligated to do so.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 8:Stock-Based Compensation

We have a principal share-based compensation plan (the “2020 Long-Term Incentive Plan”) that provides for the grant of unrestricted and restricted stock, restricted stock units, other stock based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. Subject to adjustment for certain events, an aggregate of 6,019,255 of these awards may be issued pursuant to awards granted under the 2020 Long-Term Incentive Plan. We also have a long-term incentive compensation plan which expired pursuant to its terms on December 31, 2020, but continues to govern outstanding equity awards granted thereunder and the plan will be terminated following the settlement of all outstanding awards granted thereunder. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting is to expense the costs ratably over the vesting periods. Share-based awards paid in cash upon vesting are accounted for as liability awards and recorded at fair value at the end of each reporting period with a mark-to-mark adjustment recognized in earnings.

In July 2021, we adopted a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. This plan was effective October 1, 2021.

The compensation expense and associated tax benefit were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Compensation expense:
Restricted stock units	$29,453	$23,539	$26,833
Performance stock units	12,591	6,130	14,679
Total compensation expense	$42,044	$29,669	$41,512
Tax benefit recognized on compensation expense	$10,545	$3,965	$13,253

Additionally, HEP maintains a share-based compensation plan for Holly Logistic Services, L.L.C.'s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s share-based compensation plan was $2.6 million, $2.2 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

A summary of restricted stock unit activity during the year ended December 31, 2021 is presented below:

Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2021	2,057,045	$29.76
Granted	564,146	$33.95
Vested	(840,648)	$33.76
Forfeited	(176,003)	$29.98
Outstanding at December 31, 2021	1,604,540	$29.11

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

For the years ended December 31, 2021, 2020 and 2019, restricted stock and restricted stock units vested having a grant date fair value of $28.4 million, $28.2 million and $30.9 million, respectively. For the years ended December 31, 2020 and 2019, we granted restricted stock units having a weighted average grant date fair value of $22.20 and $52.62, respectively. As of December 31, 2021, there was $29.7 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2021, 2020 and 2019, we paid $3.4 million, $1.3 million and $1.7 million, respectively, in cash equal to the value of the stock award on the vest date to certain employees to settle 105,459, 55,222 and 32,648, respectively, restricted stock units.

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

A summary of performance share unit activity and changes during the year ended December 31, 2021 is presented below:

Performance Share Units	Grants	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2021	635,204	$35.45
Granted	320,717	$38.50
Vested	(53,145)	$84.35
Forfeited	(38,150)	$37.27
Outstanding at December 31, 2021	864,626	$33.49

For the year ended December 31, 2021, we issued 67,846 shares of common stock, representing a 125% payout on vested performance share units having a grant date fair value of $4.5 million. For the years ended December 31, 2020 and 2019, we issued common stock upon the vesting of the performance share units having a grant date fair value of $6.2 million and $7.3 million, respectively. As of December 31, 2021, there was $23.1 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 9:Inventories

Inventory consists of the following components:

	December 31,
	2021	2020
	(In thousands)
Crude oil	$630,873	$451,967
Other raw materials and unfinished products (1)	530,067	260,495
Finished products (2)	726,930	595,696
Lower of cost or market reserve	(8,739)	(318,862)
Process chemicals (3)	43,025	35,006
Repairs and maintenance supplies and other (4)	199,972	149,174
Total inventory	$2,122,128	$1,173,476

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs

Our inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $318.9 million at December 31, 2020. The December 31, 2020 market reserve of $318.9 million was reversed due to the sale of inventory quantities that gave rise to the 2020 reserve. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $310.1 million for the year ended December 31, 2021, an increase of $78.5 million for the year ended December 31, 2020 and a decrease of $119.8 million for the year ended December 31, 2019.

At December 31, 2021, the replacement cost of our refining inventories exceeded the LIFO carrying value. The excess of replacement cost over the LIFO value of inventory was $111.1 million at December 31, 2021. For the year ended December 31, 2020, we recognized a charge of $36.9 million to cost of products sold as we liquidated certain quantities of LIFO inventory at our Cheyenne Refinery that were carried at historical acquisition costs above market prices at the time of liquidation.

In the fourth quarter of 2021, we built renewable feedstock inventory in connection with our Cheyenne renewable diesel unit and as of December 31, 2021, the market value was below the LIFO carrying value. As a result, we recorded a lower of cost or market inventory valuation reserve of $8.7 million.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 10:Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2021	2020
	(In thousands)
Land, buildings and improvements	$607,554	$517,829
Refining facilities	4,839,926	4,202,524
Pipelines and terminals	1,956,008	1,786,279
Transportation vehicles	27,809	26,715
Other fixed assets	306,606	400,159
Construction in progress	710,304	366,011
	8,448,207	7,299,517
Accumulated depreciation	(3,033,353)	(2,726,378)
	$5,414,854	$4,573,139

We capitalized interest attributable to construction projects of $15.2 million, $4.1 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation expense was $329.4 million, $333.0 million and $334.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 11:Goodwill, Long-lived Assets and Intangibles

Goodwill and long-lived assets
As of December 31, 2021, our goodwill balance was $2.3 billion. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants and Specialty Products segment.

The following is a summary of our goodwill by segment:

	Refining	Lubricants and Specialty Products	HEP	Total
	(In thousands)
Balance at December 31, 2020	$1,733,472	$247,590	$312,873	$2,293,935
Foreign currency translation adjustment	—	(891)	—	(891)
Balance at December 31, 2021	$1,733,472	$246,699	$312,873	$2,293,044

Balance at December 31, 2021
Goodwill	$2,042,790	$481,278	$312,873	$2,836,941
Accumulated impairment losses	(309,318)	(234,579)	—	(543,897)
	$1,733,472	$246,699	$312,873	$2,293,044

We performed our annual goodwill impairment testing quantitatively as of July 1, 2021 and determined there was no impairment of goodwill attributable to our reporting units. Additionally, there was no impairment of long-lived assets during the years ended December 31, 2021 and 2019. See below for discussion of our goodwill impairments recognized in 2020 and 2019 and long-lived assets impairment recognized in 2020.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

During the second quarter of 2020, we determined that indicators of potential goodwill and long-lived asset impairments were present and performed recoverability testing for long-lived assets and an interim test for goodwill impairment as of May 31, 2020. Impairment indicators included the recent economic slowdown caused by the COVID-19 pandemic, reductions in the prices of our finished goods and raw materials and the related decrease in our gross margins, as well as the recent decline in our market capitalization. Additionally, our second quarter 2020 announcement of the planned conversion of our Cheyenne Refinery to renewable diesel production was also considered a triggering event requiring assessment of potential impairments to the carrying value of our Cheyenne Refinery asset group. As a result of our long-lived asset recoverability testing, we determined that the carrying value of the long-lived assets of our Cheyenne Refinery and PCLI asset groups were not recoverable, and thus recorded long-lived asset impairment charges of $232.2 million and $204.7 million, respectively, in the second quarter of 2020. Our interim goodwill impairment testing indicated that there was no impairment of goodwill at our Refining and Lubricants and Specialty Products reporting units as of May 31, 2020. The estimated fair values of the Cheyenne Refinery and PCLI asset groups were determined using a combination of the income and cost approaches. The income approach was based on management’s best estimates of the expected future cash flows over the remaining useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and economic obsolescence. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

During the fourth quarter of 2020, we incurred long-lived asset impairment charges of $26.5 million for construction-in-progress, consisting primarily of engineering work for potential upgrades to certain processing units at our Tulsa and El Dorado Refineries. During the fourth quarter of 2020, we concluded not to pursue these projects in light of recent economic and market conditions.

Additionally, in the fourth quarter of 2020, our annual budgeting process identified downward forecast revisions specific to the Sonneborn reporting unit within our Lubricants and Specialty Products segment; largely from declines in gross margin as compared to historic levels and an increase in forecasted capital expenditures. As such, we concluded it was more likely than not that the carrying value of the Sonneborn reporting unit exceeded its fair value, and we performed an interim quantitative test for goodwill impairment as of December 1, 2020. As a result of our impairment testing, we recognized a goodwill impairment charge of $81.9 million during the fourth quarter of 2020 for the Sonneborn reporting unit. No other reporting units required an interim impairment test during the fourth quarter of 2020.

During the year ended December 31, 2019, we recorded a goodwill impairment charge of $152.7 million to fully impair the goodwill of the PCLI reporting unit included in our Lubricants and Specialty Products segment.

The estimated fair values of our reporting units tested quantitatively were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived assets impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Intangibles
The carrying amounts of our intangible assets presented in “Intangibles and other” on our consolidated balance sheets are as follows:

		December 31
	Useful Life	2021	2020
		(In thousands)
Customer relationships	10 - 20 years	$237,856	$239,773
Transportation agreements	30 years	59,933	59,933
Trademarks, patents and other	10 - 20 years	157,392	157,120
		455,181	456,826
Accumulated amortization		(156,123)	(122,024)
Total intangibles, net		$299,058	$334,802

Amortization expense was $35.6 million, $34.1 million and $33.8 million for the years ended December 31, 2021, 2020 and 2019, respectively and expected to approximate $34.4 million for each of the next five years.

NOTE 12:Environmental

We expensed $7.8 million, $7.1 million and $11.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $117.2 million and $115.0 million at December 31, 2021 and 2020, respectively, of which $99.1 million and $94.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 13:Debt

HollyFrontier Credit Agreement
On April 30, 2021, we amended our $1.35 billion senior unsecured revolving credit facility to extend the maturity date to April 30, 2026 (the “HollyFrontier Credit Agreement”). On December 27, 2021, the HollyFrontier Credit Agreement was further amended to provide an alternative reference rate for loans denominated in Euros and Sterling and to further supplement the reference rate replacement procedures for loans denominated in U.S. dollars following the anticipated cessation of LIBOR. The HollyFrontier Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2021, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HollyFrontier Credit Agreement.

Indebtedness under the HollyFrontier Credit Agreement bears interest, at our option, at either (a) the alternate base rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 0.25% - 1.125%), (b) the LIBO Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%), or c) the CDOR Rate (as defined in the HollyFrontier Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) for Canadian dollar denominated borrowings.

HEP Credit Agreement
On April 30, 2021, HEP amended its $1.4 billion senior secured revolving credit facility decreasing the commitments under the facility to $1.2 billion and extending the maturity to July 27, 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At December 31, 2021, HEP was in compliance with all of its covenants, had outstanding borrowings of $840.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 2.35% and 2.58% as of December 31, 2021 and 2020, respectively.

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

HollyFrontier Senior Notes
In September 2020, we completed a public offering of $350.0 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “2.625% Senior Notes”) and $400.0 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “4.500% Senior Notes”).

As a result, as of December 31, 2021, our outstanding senior notes consist of $1.0 billion in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “5.875% Senior Notes”), the 2.625% Senior Notes and the 4.500% Senior Notes (collectively, the “HollyFrontier Senior Notes”). The HollyFrontier Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HollyFrontier Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $37.4 million and $43.9 million at December 31, 2021 and 2020, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

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

The HEP Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of December 31, 2021. At any time when the HEP Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by HEP’s wholly-owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The carrying amounts of long-term debt are as follows:

	December 31,
	2021	2020
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$350,000
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	400,000
	1,750,000	1,750,000
Unamortized discount and debt issuance costs	(10,312)	(12,885)

Total HollyFrontier long-term debt	1,739,688	1,737,115

HEP Credit Agreement	840,000	913,500

HEP 5.000% Senior Notes
Principal	500,000	500,000
Unamortized discount and debt issuance costs	(6,951)	(7,897)

Total HEP long-term debt	1,333,049	1,405,603

Total long-term debt	$3,072,737	$3,142,718

The fair values of the senior notes are as follows:

	December 31,
	2021	2020
	(In thousands)

HollyFrontier Senior Notes	$1,912,753	$1,903,867

HEP Senior Notes	$502,705	$506,540

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

Principal maturities of long-term debt as of December 31, 2021 are as follows:

Years Ending December 31,	(In thousands)
2022	$—
2023	350,000
2024	—
2025	840,000
2026	1,000,000
Thereafter	900,000
Total	$3,090,000

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

Accounting Hedges
We had swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas that matured as of December 31, 2021. We also periodically have swap contracts to lock in basis spread differentials on forecasted purchases of crude oil and forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains / losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Years Ended December 31,			Statement of Operations Location	Years Ended December 31,
	2021	2020	2019		2021	2020	2019
(In thousands)
Commodity contracts	$31	$(4,871)	$(5,349)	Sales and other revenues	$(19,239)	$(5,168)	$(1,799)
				Cost of products sold	—	4,281	22,876
				Operating expenses	1,660	(1,717)	(1,364)
Total	$31	$(4,871)	$(5,349)		$(17,579)	$(2,604)	$19,713

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil and swap contracts to lock in the crack spread of WTI and gasoline, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 13 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains / losses) recorded directly to earnings.

The following table presents the pre-tax effect on earnings due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments		Years Ended December 31,
	Statement of Operations Location	2021	2020	2019
		(In thousands)
Commodity contracts	Cost of products sold	$(22,909)	$18,646	$(8,475)
	Interest expense	11,816	(4,250)	(6,427)
Foreign currency contracts	Gain (loss) on foreign currency transactions	(4,013)	(7,300)	(17,430)
	Total	$(15,106)	$7,096	$(32,332)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of December 31, 2021, we have the following notional contract volumes related to outstanding derivative instruments (all maturing in 2022):

	Total Outstanding Notional	Unit of Measure
Derivatives designated as hedging instruments:
Forward crude oil contracts - short	70,000	Barrels
Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	495,000	Barrels
Forward gasoline contracts - long	40,000	Barrels
Foreign currency forward contracts	450,686,305	U. S. dollar
Forward commodity contracts (platinum)	38,723	Troy ounces

The following table presents the fair value and balance sheet locations of our outstanding derivative instruments. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position on our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2021
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$—	$—	$—	$238	$—	$238
	$—	$—	$—	$238	$—	$238

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1,269	$—	$1,269
Commodity forward contracts	286	—	286	328	—	328
Foreign currency forward contracts	7,494	(1,317)	6,177	—	—	—
	$7,780	$(1,317)	$6,463	$1,597	$—	$1,597

Total net balance			$6,463			$1,835

Balance sheet classification:	Prepayment and other		$6,463	Accrued liabilities		$1,835

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2020
Derivatives designated as cash flow hedging instruments:
Commodity price swap contracts	$—	$—	$—	$359	$—	$359
	$—	$—	$—	$359	$—	$359

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$418	$—	$418
Commodity forward contracts	275	—	275	196	—	196
Foreign currency forward contracts	—	—	—	23,005	—	23,005
	$275	$—	$275	$23,619	$—	$23,619

Total net balance			$275			$23,978

Balance sheet classification:	Prepayments and other		$275	Accrued liabilities		$23,978

At December 31, 2021, we had a pre-tax net unrealized loss of $0.3 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2022, which, assuming commodity prices remain unchanged, will be effectively transferred from accumulated other comprehensive income into the statement of operations as the hedging instruments contractually mature over the next three-month period.

NOTE 15:Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current
Federal	$(33,206)	$(59,452)	$187,134
State	(1,802)	(5,391)	29,547
Foreign	30,336	9,423	3,805
Deferred
Federal	94,353	(64,836)	77,916
State	1,386	(52,872)	26,073
Foreign	32,831	(59,019)	(25,323)
	$123,898	$(232,147)	$299,152

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense (benefit) as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Tax computed at statutory rate	$165,302	$(156,880)	$246,013
State income taxes, net of federal tax benefit	13,588	(41,566)	47,259
Noncontrolling interest in net income	(25,931)	(21,799)	(25,494)
Effect of change in state rate	(13,342)	—	—
CARES Act benefits	(10,384)	(19,837)	—
Foreign rate differential	331	(14,294)	—
Federal tax credits	(29,777)	—	—
US tax on non-US operations	18,547	—	—
Effect of nondeductible goodwill impairment charge	—	16,573	32,069
Other	5,564	5,656	(695)
	$123,898	$(232,147)	$299,152

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Assets	Liabilities	Total
	(In thousands)
Deferred income taxes
Properties, plants and equipment (due primarily to tax in excess of book depreciation)	$—	$(741,970)	$(741,970)
Lease obligation	131,567	—	131,567
Accrued employee benefits	17,322	—	17,322
Accrued post-retirement benefits	10,897	—	10,897
Accrued environmental costs	26,999	—	26,999
Hedging instruments	—	(652)	(652)
Inventory differences	—	(148,539)	(148,539)
Deferred turnaround costs	—	(100,585)	(100,585)
Net operating loss and tax credit carryforwards	63,967	—	63,967
Investment in HEP	—	(94,486)	(94,486)
Valuation allowance	—	(3,165)	(3,165)
Other	1,244	—	1,244
Total	$251,996	$(1,089,397)	$(837,401)

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

We have federal income tax credits of $16.9 million that can be carried forward 20 years and state income tax credits of $24.4 million that can be carried forward at least 16 years. We also have tax benefits attributable to net operating losses of $16.0 million in Luxembourg that can be carried forward 16 years which will begin expiring in 2034. We have reflected a valuation allowance of $3.2 million in 2021 and $8.6 million in 2020 with respect to net operating carryforwards that primarily relate to losses in Luxembourg. Additionally, we have tax benefits attributable to net operating loss carryforwards of $10.9 million for state income tax purposes with various carryforward periods of 10 years or longer.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020	2019
		(In thousands)
Balance at January 1	$54,899	$56,621	$53,752
Additions for tax positions of prior years	—	6	2,893
Reductions for tax positions of prior years	(49)	(1,500)	(24)
Settlements	(125)	—	—
Lapse of statute of limitations	(120)	(228)	—
Balance at December 31	$54,605	$54,899	$56,621

At December 31, 2021, 2020 and 2019, there were $54.6 million, $54.9 million, and $56.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

We are subject to U.S. and Canadian federal income tax, Oklahoma, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state jurisdictions. We have substantially concluded all state and local income tax matters for tax years through 2017. Other than the federal claim noted above, we have materially concluded all U.S. federal income tax matters for tax years through December 31, 2017.

NOTE 16:Stockholders' Equity

Shares of our common stock outstanding and activity for the years ended December 31, 2021, 2020 and 2019 are presented below:

	Years Ended December 31,
	2021	2020	2019

Common shares outstanding at January 1	162,413,660	161,846,525	172,121,491
Vesting of performance units	67,846	296,801	592,602
Vesting of restricted stock and restricted stock units	737,091	553,381	412,465
Forfeitures of restricted stock	—	—	(13,807)
Purchase of treasury stock (1)	(217,151)	(283,047)	(11,266,226)
Common shares outstanding at December 31	163,001,446	162,413,660	161,846,525

(1)Includes 217,151, 283,047 and 415,466 shares, respectively, withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of December 31, 2021, we had not repurchased common stock under this stock repurchase program, and we do not intend to repurchase common stock under this program until completion of our ongoing renewables capital projects and completion of the Sinclair Transactions. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the years ended December 31, 2021, 2020 and 2019, we withheld shares of our common stock from certain employees in the amounts of $7.1 million, $7.6 million and $21.9 million, respectively. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE 17:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Year Ended December 31, 2021
Net change in foreign currency translation adjustment	$(13,336)	$(2,793)	$(10,543)
Net unrealized gain on hedging instruments	31	8	23
Net change in pension and other post-retirement benefit obligations	(457)	(186)	(271)
Other comprehensive loss attributable to HollyFrontier stockholders	$(13,762)	$(2,971)	$(10,791)

Year Ended December 31, 2020
Net change in foreign currency translation adjustment	$6,226	$1,357	$4,869
Net unrealized loss on hedging instruments	(4,871)	(1,228)	(3,643)
Net change in pension and other post-retirement benefit obligations	(3,461)	(923)	(2,538)
Other comprehensive loss attributable to HollyFrontier stockholders	$(2,106)	$(794)	$(1,312)

Year Ended December 31, 2019
Net change in foreign currency translation adjustment	$13,337	$2,848	$10,489
Net unrealized loss on hedging instruments	(5,349)	(1,365)	(3,984)
Net change in pension and other post-retirement benefit obligations	(7,207)	(1,853)	(5,354)
Other comprehensive income attributable to HollyFrontier stockholders	$781	$(370)	$1,151

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the statement of operations line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI			Statement of Operations Line Item
	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Hedging instruments:
Commodity price swaps	$(19,239)	$(5,168)	$(1,799)	Sales and other revenues
	—	4,281	22,876	Cost of products sold
	1,660	(1,717)	(1,364)	Operating expenses
	(17,579)	(2,604)	19,713
	(4,430)	(664)	5,027	Income tax expense (benefit)
	(13,149)	(1,940)	14,686	Net of tax

Other post-retirement benefit obligations:
Pension obligations	407	422	—	Other, net
	103	108	—	Income tax expense
	304	314	—	Net of tax

Post-retirement healthcare obligations	3,328	3,564	3,587	Other, net
	839	909	915	Income tax expense
	2,489	2,655	2,672	Net of tax

Retirement restoration plan	(39)	(22)	(6)	Other, net
	(10)	(6)	(2)	Income tax benefit
	(29)	(16)	(4)	Net of tax

Total reclassifications for the period	$(10,385)	$1,013	$17,354

Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2021	2020
	(In thousands)
Foreign currency translation adjustment	$(7,861)	$2,682
Unrealized loss on pension obligations	1,449	(248)
Unrealized gain on post-retirement benefit obligations	9,342	11,310
Unrealized loss on hedging instruments	(259)	(282)
Accumulated other comprehensive income	$2,671	$13,462

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our PCLI pension plans and Sonneborn Netherlands plans for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in plans' benefit obligations
Pension plans benefit obligation - beginning of period	$126,620	$110,410
Service cost	4,455	3,929
Interest cost	2,740	2,772
Actuarial (gain) loss	(7,363)	8,391
Benefits paid	(4,211)	(1,558)
Curtailment	—	(4,078)
Contractual termination benefits	—	915
Transfer from other plans	706	479
Foreign currency exchange rate changes	(2,533)	5,360
Pension plans benefit obligation - end of year	$120,414	$126,620

Change in pension plans assets
Fair value of plans assets - beginning of period	$123,950	$105,358
Return on plans assets	(2,228)	10,936
Employer contributions	3,542	3,487
Benefits paid	(4,211)	(1,558)
Transfer payments	706	479
Foreign currency exchange rate changes	(2,434)	5,248
Fair value of plans assets - end of year	$119,325	$123,950

Funded status
Under-funded balance	$(1,089)	$(2,670)

Amounts recognized in consolidated balance sheets
Other long-term liabilities	$(1,089)	$(2,670)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$(1)	$(1,658)

The accumulated benefit obligation was $118.4 million and $119.2 million at December 31, 2021 and 2020, respectively, which are also the measurement dates used for our pension plans.

The following tables provide information regarding pension plans with a projected benefit obligation and accumulated benefit obligation in excess of the fair value of plan assets:

	December 31,
	2021	2020
	(In thousands)
Projected benefit obligation	$35,963	$79,866
Fair value of plan assets	$33,966	$77,035

	December 31,
	2021	2020
	(In thousands)
Accumulated benefit obligation	$35,249	$41,654
Fair value of plan assets	$33,966	$39,105

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The weighted average assumptions used to determine end of period benefit obligations for the PCLI plans for the years ended December 31, 2021 and 2020 were discount rates of 3.00% and 2.60%, respectively, and rates of future compensation increases of 3.00% for each year. For the years ended December 31, 2021 and 2020, the weighted average assumption used to determine end of period benefit obligations for Sonneborn were discount rates of 1.40% and 1.10%, respectively.

Net periodic pension expense consisted of the following components:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Service cost - benefit earned during the period	$4,455	$3,929	$4,135
Interest cost on projected benefit obligations	2,740	2,772	3,026
Expected return on plans assets	(3,031)	(4,578)	(3,840)
Amortization of gain	(407)	(422)	—
Curtailment	—	(137)	—
Contractual termination benefits	—	915	—
Net periodic pension expense	$3,757	$2,479	$3,321

The components, other than service cost, of our net periodic pension expense are recorded in Other, net on our consolidated statements of operations.

The following table presents the fair values of PCLI’s pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity securities	$—	$6,802	$—	$6,802	$—	$35,916	$—	$35,916
Fixed income	536	78,021	—	78,557	362	48,566	—	48,928
	$536	$84,823	$—	$85,359	$362	$84,482	$—	$84,844

See Note 6 for additional information on Level 1 and 2 inputs.

The expected long-term rate of return on plan assets is 3.25% for the PCLI pension plans, and is based on a target investment mix of 16% equities, 75% fixed income, 5% real estate and infrastructure and 4% other.

We expect to contribute $3.6 million to the PCLI and Sonneborn pensions plans in 2022. Benefit payments, which reflect expected future service, are expected to be paid as follows: $2.5 million in 2022, $2.9 million in 2023, $3.3 million in 2024, $87.6 million in 2025, $0.9 million in 2026 and $5.4 million in 2027 to 2031. Benefit payments expected to be paid in 2025 include the estimate of the net present value of all expected benefit payments to be paid out once the PCLI union and non-union pension plans windup has been finalized.

Post-retirement Healthcare Plans
We have post-retirement healthcare and other benefits plans that are available to certain of our employees who satisfy certain age and service requirements. These plans are unfunded and provide differing levels of healthcare benefits dependent upon hire date and work location. Not all of our employees are covered by these plans at December 31, 2021.

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table sets forth the changes in the benefit obligation and plan assets of our post-retirement healthcare plans for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in plans' benefit obligation
Post-retirement plans' benefit obligation - beginning of year	$33,478	$31,273
Service cost	2,324	1,616
Interest cost	782	870
Benefits paid	(706)	(1,766)
Actuarial (gain) loss	(1,133)	1,131
Foreign currency exchange rate changes	71	354
Post-retirement plans' benefit obligation - end of year	$34,816	$33,478

Change in plan assets
Fair value of plan assets - beginning of year	$—	$—
Employer contributions	673	1,742
Participant contributions	33	24
Benefits paid	(706)	(1,766)
Fair value of plan assets - end of year	$—	$—

Funded status
Under-funded balance	$(34,816)	$(33,478)

Amounts recognized in consolidated balance sheets
Accrued liabilities	$(832)	$(1,946)
Other long-term liabilities	(33,984)	(31,532)
	$(34,816)	$(33,478)

Amounts recognized in accumulated other comprehensive income
Cumulative actuarial loss	$(271)	$(1,523)
Prior service credit	15,031	18,511
Total	$14,760	$16,988

Benefit payments, which reflect expected future service, are expected to be paid as follows: $0.8 million in 2022; $2.1 million in 2023; $2.2 million in 2024; $2.2 million in 2025; $2.3 million in 2026; and $11.5 million in 2027 through 2031.

The weighted average assumptions used to determine end of period benefit obligations:

December 31,
	2021	2020

Discount rate	2.29%-3.10%	1.88% - 2.60%
Current health care trend rate	6.00%-7.25%	5.50% - 6.00%
Ultimate health care trend rate	4.00%-4.50%	4.50% - 5.00%
Year rate reaches ultimate trend rate	2023-2041	2022 - 2023

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Net periodic post-retirement credit consisted of the following components:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Service cost – benefit earned during the year	$2,324	$1,616	$1,582
Interest cost on projected benefit obligations	782	870	1,029
Amortization of prior service credit	(3,481)	(3,481)	(3,481)
Amortization of (gain) loss	153	(83)	(106)
Net periodic post-retirement credit	$(222)	$(1,078)	$(976)

The components, other than service cost, of our net periodic post-retirement credit are recorded in Other, net on our consolidated statements of operations. Prior service credits are amortized over the average remaining effective period to obtain full benefit eligibility for participants.

Retirement Restoration Plan
We have an unfunded retirement restoration plan that provides for additional payments from us so that total retirement plan benefits for certain executives will be maintained at the levels provided in the retirement plan before the application of Internal Revenue Code limitations. We expensed $0.1 million for each of the years ended December 31, 2021, 2020 and 2019 in connection with this plan. The accrued liability reflected on the consolidated balance sheets was $2.3 million and $2.5 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, the projected benefit obligation under this plan was $2.3 million. Annual benefit payments of $0.2 million are expected to be paid through 2031, which reflect expected future service.

Defined Contribution Plans
We have defined contribution plans that cover substantially all qualified employees in the U.S, Canada and the Netherlands. Our contributions are based on an employee's eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $45.0 million, $43.3 million and $30.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with these plans.

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

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Various subsidiaries of HollyFrontier are currently intervenors in two lawsuits brought by renewable fuel interest groups against the EPA in federal courts alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The first lawsuit is before the Tenth Circuit and challenges the relief the EPA afforded to the Cheyenne refinery following the grant of small refinery exemptions. The matter is fully briefed and remains pending before that court. The second lawsuit is currently pending before the DC Circuit. On August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. The DC Circuit granted EPA’s motion for a voluntary remand, but ordered the agency to issue decisions on the challenged 2018 small refinery exemption decisions within 90 days of the court’s December 8, 2021 order or 90 days from the submission of supplemental materials by the small refineries so long as a decision is made within 120 days of the court’s order. HollyFrontier was also recently an intervenor in another lawsuit filed in the Tenth Circuit challenging the grant of small refinery exemptions to the Cheyenne and Woods Cross refineries for the 2016 compliance year. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit vacated the small refinery exemptions granted to the Cheyenne and Woods Cross refineries for 2016 and remanded the case to the EPA for further proceedings. On April 15, 2020, the Tenth Circuit issued its mandate, remanding the matter back to the EPA. On September 4, 2020, various subsidiaries of HollyFrontier filed a Petition for a Writ of Certiorari with the U.S. Supreme Court seeking review of the Tenth Circuit decision. On January 8, 2021, the U.S. Supreme Court granted HollyFrontier’s petition. The oral argument occurred on April 27, 2021. The U.S. Supreme Court issued its opinion in this matter on June 25, 2021 and reversed the Tenth Circuit. On July 27, 2021, the Tenth Circuit recalled the mandate it issued to the EPA on April 15, 2020, and vacated its January 24, 2020 judgment. On July 29, 2021, the Tenth Circuit issued an order and judgment confirming that it recalled its mandate and vacated its previous judgment in this case, and returned jurisdiction to the EPA without vacating the exemption decisions. On August 19, 2021, the EPA filed a motion for clarification of the Tenth Circuit’s mandate. The Tenth Circuit denied the EPA’s motion on August 26, 2021, and therefore the matter is now solely before the EPA. We are unable to estimate the costs we may incur, if any, at this time. It is too early to assess how the U.S. Supreme Court decision will impact future small refinery exemptions or whether the remaining cases are expected to have any impact on us.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021. As of December 31, 2020, we had no enforceable right to collect any of the settlement. Accordingly, recognition of a gain occurred when the uncertainties were resolved on February 2, 2021, and we recorded as "Gain on tariff settlement" on our consolidated statements of operations for the year ended December 31, 2021.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2022 through 2025.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2022 through 2039. At December 31, 2021, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

(In thousands)
2022	$166,456
2023	164,518
2024	163,507
2025	163,972
2026	129,572
Thereafter	839,775
Total	$1,627,800

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Transportation and storage costs incurred under these agreements totaled $160.5 million, $139.0 million and $144.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts do not include contractual commitments under our long-term transportation agreements with HEP, as all transactions with HEP are eliminated in these consolidated financial statements.

NOTE 20:Segment Information

Our operations are organized into three reportable segments: Refining, Lubricants and Specialty Products and HEP. Our operations that are not included in the Refining, Lubricants and Specialty Products and HEP segments are included in Corporate and Other. Intersegment transactions are eliminated on our consolidated financial statements and are included in Eliminations. Corporate and Other and Eliminations are aggregated and presented under the Corporate, Other and Eliminations column.

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo and Woods Cross refineries, HollyFrontier Asphalt Company LLC (“HFC Asphalt”) and also our recently acquired Puget Sound Refinery from the closing date on November 1, 2021 (aggregated as a reportable segment). Refining activities involve the purchase and refining of crude oil and wholesale and branded marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma. The Refining segment also included the operations of our Cheyenne refinery until it permanently ceased petroleum refining operations during the third quarter of 2020.

Beginning in the fourth quarter of 2020, activities associated with the conversion of our Cheyenne refinery to renewable diesel production, along with the construction of renewable diesel and pre-treatment units in Artesia, New Mexico were reported in Corporate and Other. The Cheyenne renewable diesel unit was mechanically complete in the fourth quarter of 2021. The pre-treatment unit is expected to be completed in the first quarter of 2022, and the Artesia renewable diesel unit is expected to be completed in the second quarter of 2022. Beginning in the first quarter of 2022, renewable diesel operations will cease to be reported in Corporate and Other and will be reported under a new Renewables segment.

The Lubricants and Specialty Products segment involves Petro-Canada Lubricants Inc.’s (“PCLI”) production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil, one of the largest suppliers of locomotive engine oil in North America. Also, effective with our acquisition that closed February 1, 2019, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The HEP segment also includes a 75% ownership interest in UNEV (a consolidated subsidiary of HEP) and 50% ownership interest in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies, except that our Refining segment balance sheet excluded intercompany ROU assets and liabilities for operating leases prior to December 31, 2021 (see Note 1).

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations (2)	Consolidated Total
	(In thousands)
Year Ended December 31, 2021
Sales and other revenues:
Revenues from external customers	$15,734,870	$2,550,624	$103,646	$2	$18,389,142
Intersegment revenues	623,688	9,988	390,849	(1,024,525)	—
	$16,358,558	$2,560,612	$494,495	$(1,024,523)	$18,389,142
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$14,673,062	$1,815,802	$—	$(921,812)	$15,567,052
Lower of cost or market inventory valuation adjustment	$(318,353)	$—	$—	$8,230	$(310,123)
Operating expenses	$1,090,424	$252,456	$170,524	$4,074	$1,517,478
Selling, general and administrative expenses	$127,563	$170,155	$12,637	$51,655	$362,010
Depreciation and amortization	$334,365	$79,767	$86,998	$2,409	$503,539
Income (loss) from operations	$451,497	$242,432	$224,336	$(169,079)	$749,186
Earnings of equity method investments	$—	$—	$12,432	$—	$12,432
Capital expenditures	$160,431	$30,878	$88,336	$533,764	$813,409

Year Ended December 31, 2020
Sales and other revenues:
Revenues from external customers	$9,286,658	$1,792,745	$98,039	$6,201	$11,183,643
Intersegment revenues	252,531	10,465	399,809	(662,805)	—
	$9,539,189	$1,803,210	$497,848	$(656,604)	$11,183,643
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$8,439,680	$1,271,287	$—	$(552,162)	$9,158,805
Lower of cost or market inventory valuation adjustment	$82,214	$—	$—	$(3,715)	$78,499
Operating expenses	$988,045	$216,068	$147,692	$(51,528)	$1,300,277
Selling, general and administrative expenses	$127,298	$157,816	$9,989	$18,497	$313,600
Depreciation and amortization	$324,617	$80,656	$95,445	$20,194	$520,912
Goodwill and long-lived asset impairment (1)	$241,760	$286,575	$16,958	$—	$545,293
Income (loss) from operations	$(664,425)	$(209,192)	$227,764	$(87,890)	$(733,743)
Earnings of equity method investments	$—	$—	$6,647	$—	$6,647
Capital expenditures	$152,726	$32,473	$59,283	$85,678	$330,160

Year Ended December 31, 2019
Sales and other revenues:
Revenues from external customers	$15,284,110	$2,081,221	$121,027	$220	$17,486,578
Intersegment revenues	312,678	11,307	411,750	(735,735)	—
	$15,596,788	$2,092,528	$532,777	$(735,515)	$17,486,578
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$12,980,506	$1,580,036	$—	$(642,158)	$13,918,384
Lower of cost or market inventory valuation adjustment	$(119,775)	$—	$—	$—	$(119,775)
Operating expenses	$1,095,488	$231,523	$161,996	$(94,955)	$1,394,052
Selling, general and administrative expenses	$120,518	$168,595	$10,251	$54,872	$354,236
Depreciation and amortization	$309,932	$88,781	$96,706	$14,506	$509,925
Goodwill impairment	$—	$152,712	$—	$—	$152,712
Income (loss) from operations	$1,210,119	$(129,119)	$263,824	$(67,780)	$1,277,044
Earnings of equity method investments	$—	$—	$5,180	$—	$5,180
Capital expenditures	$199,002	$40,997	$30,112	$23,652	$293,763

HOLLYFRONTIER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

(1)The results of our HEP reportable segment for the year ended December 31, 2020 include a long-lived asset impairment charge attributed to HEP’s logistics assets at our Cheyenne Refinery.
(2)For the year ended December 31, 2021, Corporate and Other includes $55.4 million of operating expenses and $510.8 million of capital expenditures related to the construction of our renewable diesel units. For the year ended December 31, 2020, Corporate and Other includes $3.9 million of operating expenses and $65.1 million of capital expenditures related to the construction of our renewable diesel units. Also, for the year ended December 31, 2020, Corporate and Other includes $14.0 million of decommissioning and other shutdown costs related to our Cheyenne Refinery. In addition, for the year ended December 31, 2020, Corporate and Other includes $11.4 million in other operating costs related to our Cheyenne facility.

	Refining	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
December 31, 2021
Cash and cash equivalents	$—	$113,474	$14,381	$106,589	$234,444
Total assets	$9,736,851	$2,073,638	$2,250,115	$(1,143,991)	$12,916,613
Long-term debt	$—	$—	$1,333,049	$1,739,688	$3,072,737

December 31, 2020
Cash and cash equivalents	$3,106	$163,729	$21,990	$1,179,493	$1,368,318
Total assets	$6,203,847	$1,864,313	$2,198,478	$1,240,226	$11,506,864
Long-term debt	$—	$—	$1,405,603	$1,737,115	$3,142,718

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2021 that would need to be reported on Form 8-K that have not previously been reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

(3)    Exhibits filed or furnished, as applicable, as part of this Form 10-K are listed in the Index to Exhibits.

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

2.7†
Sale and Purchase Agreement, dated as of May 4, 2021, by and between Equilon Enterprises LLC d/b/a Shell Oil Products US and HollyFrontier Puget Sound Refining LLC (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed May 4, 2021, File No. 1-03876).

2.8†
Waiver and Amendment to Sale and Purchase Agreement, dated as of October 31, 2021, by and among HollyFrontier Puget Sound Refining LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-03876).

2.9†
Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies, and Hippo Holding LLC (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

3.1
Amended and Restated Certificate of Incorporation of HollyFrontier Corporation (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed July 8, 2011, File No. 1-03876).

3.2
Amended and Restated By-Laws of HollyFrontier Corporation (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-03876).

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

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

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

10.4
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

10.5
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

10.6
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

10.7
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

10.8
Twenty-First Amended and Restated Omnibus Agreement, entered into as of February 8, 2020, effective as of January 1, 2021, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.9
Senior Unsecured 5-Year Revolving Credit Agreement, dated July 1, 2014, among HollyFrontier Corporation, as borrower, Union Bank, N. A. as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 8, 2014, File No. 1-03876).

10.10
First Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of February 16, 2017, among HollyFrontier Corporation, as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed February 21, 2017, File No. 1-03876).

10.11†
Second Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of April 30, 2021, among HollyFrontier Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 3, 2021, File No. 1-03876).

10.12*
Third Amendment to Senior Unsecured 5-Year Revolving Credit Agreement, dated as of December 27, 2021, among HollyFrontier Corporation, as borrower, MUFG Bank, Ltd., as administrative agent, and the lenders party thereto.

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description
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

10.17
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating L.P. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 1-03876).

10.18
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 1-03876).

10.19
Construction Payment Agreement, dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 21, 2015, File No. 1-03876).

10.20
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

10.21
Sixth Amended and Restated Master Lease and Access Agreement, dated as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.22
Master Tolling Agreement (Refinery Assets), dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed November 3, 2015, File No. 1-03876).

10.23
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

10.25
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

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description
10.26
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating L.P. (incorporated by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03846).

10.27
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed August 10, 2016, File No. 1-03876).

10.28
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa, LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed November 1, 2018, File No. 1-03876).

10.29
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.30
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.31
Letter Agreement entered into on February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-03876).

10.32
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

10.33†
Stockholders Agreement, dated as of August 2, 2021, by and among Hippo Parent Corporation, The Sinclair Companies, and the stockholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

10.34+
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

10.35+
First Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-03876).

10.36+
Second Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 18, 2011, File No. 1-03876).

10.37+
Third Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 filed November 9, 2012, File No. 333-184877).

10.38+
Fourth Amendment to the HollyFrontier Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed May 15, 2015, File No. 1-03876).

10.39+
Fifth Amendment to the HollyFrontier Corporation Long-Term Incentive Plan, effective May 11, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed May 16, 2016, File No. 1-03876).

10.40+	HollyFrontier Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K for filed May 15, 2020, File No. 1-03876).

10.41+
HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan, effective February 14, 2017 (incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 1-03876).

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description
10.42+
HollyFrontier Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-8 filed June 1, 2020, File No. 333-238835).

10.43+
HollyFrontier Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-03876).

10.44+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-03876).

10.45+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

10.46+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.41 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 1, 2020, File No. 1-03876).

10.47+*	Form of Performance Share Unit Agreement.

10.48+*	Form of Restricted Stock Unit Agreement (for non-employee directors).

10.49+*	Form of Notice of Grant of Restricted Stock Units (for non-employee directors).

10.50+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2019. File No. 1-03876).

10.51+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 1-03876).

10.52+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-03876).

10.53+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2020. File No. 1-03876).

10.54+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, File No. 1-03876).

10.55+*	Form of Restricted Stock Unit Agreement (for employees).

10.56+*	Form of Notice of Grant of Restricted Stock Units (for employees).

10.57+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (formerly the Frontier Deferred Compensation Plan) (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-03876).

10.58+
HollyFrontier Corporation Director’s Stock Compensation Deferral Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 1-03876).

10.59+
Form of HollyFrontier Corporation Indemnification Agreement to be entered into with officers and directors of HollyFrontier Corporation and its subsidiaries (incorporated by reference to Exhibit 10.2 of registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File no. 1-03876).

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description
101++	The following financial information from Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

HOLLYFRONTIER CORPORATION
INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYFRONTIER CORPORATION
(Registrant)

Date: February 23, 2022	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Michael C. Jennings	Chief Executive Officer and	February 23, 2022
Michael C. Jennings	Director

/s/ Richard L. Voliva III	Executive Vice President and	February 23, 2022
Richard L. Voliva III	Chief Financial Officer
(Principal Financial Officer)

/s/ Indira Agarwal	Vice President, Controller and	February 23, 2022
Indira Agarwal	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 23, 2022
Franklin Myers

/s/ Anne-Marie N. Ainsworth	Director	February 23, 2022
Anne-Marie N. Ainsworth

/s/ Anna C. Catalano	Director	February 23, 2022
Anna C. Catalano

/s/ Leldon Echols	Director	February 23, 2022
Leldon Echols

/s/ Manuel J. Fernandez	Director	February 23, 2022
Manuel J. Fernandez

/s/ R. Craig Knocke	Director	February 23, 2022
R. Craig Knocke

/s/ Robert J. Kostelnik	Director	February 23, 2022
Robert J. Kostelnik

/s/ James H. Lee	Director	February 23, 2022
James H. Lee

/s/ Michael E. Rose	Director	February 23, 2022
Michael E. Rose