Form 10-K/A
period 2021-12-31
HollyFrontier Corp
filed 2022-04-28
CIK 48039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File
No. 1-3876

HOLLYFRONTIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1056913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood, Suite 1300 Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)
(214)
871-3555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	HFC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates
of the registrant was approximately $4.9 billion computed by reference to the closing sale price of the Common Stock on the New York Stock Exchange on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.
As of February 15, 2022, there were a total of 163,001,510 shares of the registrant’s Common Stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of HF Sinclair Corporation’s proxy statement for its 2022 annual meeting of stockholders, filed on April 25, 2022 (File
No. 001-41325),
are incorporated by reference in Part III.

Auditor Name: Ernst & Young LLP	Auditor Location: Dallas, Texas	PCAOB ID# 42

EXPLANATORY NOTE
This Amendment No. 1 on Form

10-K/A

(“Amendment No. 1”) amends HollyFrontier Corporation’s (“HollyFrontier”) Annual Report on Form

10-K

for the fiscal year ended December 31, 2021 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original Filing Date”). HollyFrontier is filing this Amendment No. 1 solely to incorporate Part III information from the definitive proxy statement of HF Sinclair Corporation (“HF Sinclair”), as parent of and successor issuer to HollyFrontier, in the Original Filing because HollyFrontier will not file a definitive proxy statement containing such information. The reference on the cover of the Original Filing to the incorporation by reference to portions of HollyFrontier’s definitive proxy statement into Part III of the Original Filing is hereby deleted and replaced with a reference to HF Sinclair’s definitive proxy statement, filed with the SEC on April 25, 2022 (File
 No. 001-41325)
.
On March 14, 2022, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), The Sinclair Companies (now known as REH Company and also referred to herein as “Sinclair HoldCo”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “Sinclair Contribution” and, together with the HFC Merger, the “HFC Transactions”). Effective as of the HFC Merger, each share of common stock of HollyFrontier, par value $0.01 per share (the “HollyFrontier Common Stock”), issued and outstanding immediately prior to the Effective Time (as defined in the Agreement) (other than treasury shares which were cancelled pursuant to the Agreement) was automatically converted into one validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share, of HF Sinclair. At the effective time of the HFC Merger, HF Sinclair assumed HollyFrontier’s listing on the New York Stock Exchange (the “NYSE”). On March 15, 2022, HF Sinclair commenced trading under the symbol “DINO”
.
Pursuant to Rule
12g-3(a)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), HF Sinclair is the successor issuer to HollyFrontier. On March 15, 2022, the HollyFrontier Common Stock was delisted from the NYSE and was subsequently deregistered under Section 12(b) of the Exchange Act.
Except as stated herein, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.
Pursuant to
Rule 12b-15 under
the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV
The Exhibit Index filed with the Original Filing is hereby amended to include the following additional certifications:

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 28, 2022

HOLLYFRONTIER CORPORATION

/s/ Michael C. Jennings
Name:	Michael C. Jennings
Title:	Chief Executive Officer
(Principal Executive Officer)